Form 10-K
period 2020-12-31
Roth CH Acquisition II Co
filed 2021-03-29
CIK 1824403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-39795

ROTH CH ACQUISITION II CO.

(Exact name of registrant as specified in its charter)

Delaware	85-3584204
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

888 San Clemente Drive, Suite 400
Newport Beach, CA	92660
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 887-0331

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered

Common Stock	ROCC	The Nasdaq Stock Market LLC

Warrants	ROCCW	The Nasdaq Stock Market LLC

Units	ROCCU	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on The Nasdaq Stock Market LLC on December 11, 2020, and the registrant’s common stock and warrants began trading on The Nasdaq Stock Market LLC on January 5, 2021.

The number of shares outstanding of the registrant’s shares of common stock as of March 29, 2021 was 14,650,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ROTH CH ACQUISITION II CO.

Annual Report on Form 10-K for the Year Ended December 31, 2020

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•	our ability to complete our initial business combination, particularly in light of disruption that may result from limitations imposed by the COVID-19 pandemic;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements and other benefits;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	the delisting of our securities from Nasdaq or an inability to have our securities listed on Nasdaq following a business combination;

•	our potential change in control if we acquire one or more target businesses for stock;

•	the potential liquidity and trading of our securities;

•	the lack of a market for our securities;

•	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our filings from time to time with the United States Securities and Exchange Commission (the “SEC”). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

part I

ITEM 1.	BUSINESS

Introduction

Roth CH Acquisition II Co. (the “Company”) is a blank check company formed under the laws of the State of Delaware on February 13, 2019. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses, which we refer to herein as our “initial business combination.” Our efforts to identify a prospective target business will not be limited to a particular geographic region or industry, although we intend to focus on the business services, consumer, healthcare, technology, wellness or sustainability sectors.

On December 15, 2020, the Company consummated the IPO of 11,500,000 units (the “Units”), including 1,500,000 issued upon the exercise in full by the underwriters in the IPO of their over-allotment option. Each Unit consists of one share of common stock, $0.0001 par value (“Common Stock”), and one-half of one warrant (“Warrant”) entitling the holder of each whole Warrant to purchase one share of Common Stock at a price of $11.50 per whole share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $115,000,000.

On December 15, 2020, simultaneously with the consummation of the IPO, the Company consummated the private placement (“Private Placement”) with initial stockholders of the Company of 275,000 units (the “Private Units”), at a price of $10.00 per Private Unit, generating total proceeds of $2,750,000. The Private Units are identical to the Units sold as part of the public units in the IPO except that the warrants underlying the Private Units are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. Additionally, such initial purchasers agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances) until the completion of the Company’s initial business combination. Such initial purchasers were granted certain demand and piggyback registration rights in connection with the purchase of the Private Units.

As of December 15, 2020, a total of $115,000,000 of the net proceeds from the IPO and the Private Placement were deposited in a trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee, established for the benefit of the Company’s public stockholders. None of the funds held in trust will be released from the trust account, other than to pay our income or other tax obligations until the earlier of (i) the consummation of the Company’s initial business combination, (ii) the Company’s failure to consummate a business combination within 24 months from the closing of the IPO, and (iii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the ability of holders of the Company’s public shares to seek redemption in connection with the Company’s initial business combination or the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial business combination within 24 months from the closing of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity.

Prospective Initial Business Combination

On February 15, 2021, the Company entered into a mutually exclusive non-binding letter of intent (the “Letter of Intent”) with a target company (“Target Company”) for a potential business combination which would qualify as our initial business combination.

Under the terms of the Letter of Intent, the Company and Target Company intend to enter into a definitive agreement pursuant to which the Company and Target Company would combine, with the former equity holders of both entities (following the completion of the business combination) holding equity in the combined publicly listed company. The completion of the business combination is subject to the completion of due diligence to the Company’s satisfaction, the negotiation and execution of definitive documentation and satisfaction of the conditions contained therein, including (i) completion of any required stock exchange and regulatory review and (ii) approval of the transaction by the Company’s stockholders and the Target Company’s stockholders. Accordingly, no assurances can be made by the Company or Target Company that the parties will successfully negotiate and enter into a definitive agreement, or that the proposed transaction will be consummated on the terms or timeframe currently contemplated, or at all.

If a definitive agreement is entered into in connection with the proposed business combination, the Company will prepare a proxy statement/prospectus (the “Company proxy statement/prospectus”) to be filed with the United States Securities and Exchange Commission (the “SEC”) and mailed to its stockholders. The Company urges its investors and other interested persons to read, when available, the Company proxy statement/prospectus, as well as other documents filed with the SEC, because these documents will contain important information about the proposed business combination.

The Company and its directors, executive officers and other members of management and employees, under SEC rules, may be deemed to be participants in the solicitation of proxies of the Company stockholders in connection with the proposed business combination. Investors and security holders may obtain more detailed information regarding the names, affiliations and interests of the Company’s directors and officers. Information regarding the persons who may, under SEC rules, be deemed participants in the solicitation of proxies to the Company’s stockholders in connection with the proposed business combination will be set forth in the Company proxy statement/prospectus for the proposed business combination when available. Information concerning the interests of the Company’s participants in the solicitation, which may, in some cases, be different than those of the Company’s equity holders generally, will be set forth in the Company proxy statement/prospectus relating to the proposed business combination when it becomes available.

Emerging Growth Company Status and Other Information

We are an emerging growth company as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (which we refer to herein as the JOBS Act). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights and the number of our outstanding warrants and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Employees

We currently have five executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We currently maintain our executive offices at 888 San Clemente Drive, Newport Beach, CA 92660. Roth Capital Partners, LLC (“Roth”) is making this space available to us free of charge. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units, common stock and warrants trade on The Nasdaq Capital Market, or Nasdaq, under the symbols “ROCCU,” “ROCC” and “ROCCW,” respectively.

Holders of Record

As of March 29, 2021, there were 14,650,000 shares of common stock issued and outstanding held by 13 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our common stock to date, and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

There were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company formed under the laws of the State of Delaware on February 13, 2019 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the sale of the Private Units, our capital stock, debt or a combination of cash, stock and debt.

Recent Developments

On February 15, 2021, the Company entered into a mutually exclusive non-binding letter of intent (the “Letter of Intent”) with a target company (“Target Company”) for a potential business combination which would qualify as our initial business combination.

Under the terms of the Letter of Intent, the Company and Target Company intend to enter into a definitive agreement pursuant to which the Company and Target Company would combine, with the former equity holders of both entities (following the completion of the business combination) holding equity in the combined publicly listed company. The completion of the business combination is subject to the completion of due diligence to the Company’s satisfaction, the negotiation and execution of definitive documentation and satisfaction of the conditions contained therein, including (i) completion of any required stock exchange and regulatory review and (ii) approval of the transaction by the Company’s stockholders and the Target Company’s stockholders. Accordingly, no assurances can be made by the Company or Target Company that the parties will successfully negotiate and enter into a definitive agreement, or that the proposed transaction will be consummated on the terms or timeframe currently contemplated, or at all.

If a definitive agreement is entered into in connection with the proposed business combination, the Company will prepare a proxy statement/prospectus (the “Company proxy statement/prospectus”) to be filed with the United States Securities and Exchange Commission (the “SEC”) and mailed to its stockholders. The Company urges its investors and other interested persons to read, when available, the Company proxy statement/prospectus, as well as other documents filed with the SEC, because these documents will contain important information about the proposed business combination.

The Company and its directors, executive officers and other members of management and employees, under SEC rules, may be deemed to be participants in the solicitation of proxies of the Company stockholders in connection with the proposed business combination. Investors and security holders may obtain more detailed information regarding the names, affiliations and interests of the Company’s directors and officers. Information regarding the persons who may, under SEC rules, be deemed participants in the solicitation of proxies to the Company’s stockholders in connection with the proposed business combination will be set forth in the Company proxy statement/prospectus for the proposed business combination when available. Information concerning the interests of the Company’s participants in the solicitation, which may, in some cases, be different than those of the Company’s equity holders generally, will be set forth in the Company proxy statement/prospectus relating to the proposed business combination when it becomes available.

Results of Operations

Our only activities from February 13, 2019 (inception) through December 31, 2020 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2020, we had net loss of $103,385, which consists of operating costs of $109,998, offset by interest earned on marketable securities held in the Trust Account of $5,785 and an unrealized gain on marketable securities held in the Trust Account of $828.

For the period from February 13, 2019 (inception) through December 31, 2019, we had net loss of $1,225, which consists of formation and operating costs.

Liquidity and Capital Resources

On December 15, 2020, we consummated the Initial Public Offering of 11,500,000 Units, inclusive of the underwriters’ election to fully exercise their option to purchase an additional 1,500,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $115,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 275,000 Private Units to the Sponsor at a price of $10.00 per Private Placement Unit generating gross proceeds of $2,750,000.

Following the Initial Public Offering, the exercise of the over-allotment option in full and the sale of the Private Units, a total of $115,000,000 was placed in the Trust Account. We incurred $1,654,977 in transaction costs, including $1,150,000 of underwriting fees and $504,977 of other offering costs.

For the year ended December 31, 2020, cash used in operating activities was $423,456. Net loss of $103,385 was offset by interest earned on marketable securities held in the Trust Account of $5,785 and an unrealized gain on marketable securities held in the Trust Account of $828. Changes in operating assets and liabilities used $313,458 of cash for operating activities.

As of December 31, 2020, we had marketable securities held in the Trust Account of $115,006,613 (including approximately $6,600 of interest income) consisting of securities held in a money market fund that invests in U.S Treasury securities with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2020, we did not withdraw any interest earned on the Trust Account to pay our taxes.  We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto, including a fee payable to Imperial Capital, upon consummation of our initial Business Combination for assisting us in connection with our initial Business Combination. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of December 31, 2020, we had cash of $696,567. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Insiders, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

We entered into a business combination marketing agreement with the representatives of the underwriters as advisors in connection with a Business Combination. We will pay the representatives of the underwriters a marketing fee for such services upon the consummation of a Business Combination in an amount equal to, in the aggregate, 4.5% of the gross proceeds of the Initial Public Offering, including any proceeds from the full or partial exercise of the underwriters’ over-allotment option. As a result, the representatives of the underwriters will not be entitled to such fee unless we consummate our initial business combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Income (Loss) Per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for common stock subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of common stock subject to possible redemption outstanding for the period. Net income (loss) per common share, basic and diluted for and non-redeemable common stock is calculated by dividing net income (loss) less income attributable to common stock subject to possible redemption, by the weighted average number of shares of non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Following the consummation of our IPO, the proceeds held in the trust account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statements and supplementary data required by this Item are listed in Part IV, Item 15 of this Annual Report on Form 10-K (or are incorporated therein by reference) and are presented beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9. OTHER INFORMATION

Not applicable.

part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name	Age	Position
Byron Roth	58	Chief Executive Officer and Chairman of the Board
Gordon Roth	66	Chief Financial Officer
Rick Hartfiel	57	Co-President
John Lipman	44	Chief Operating Officer and Director
Aaron Gurewitz	52	Co-President
Molly Montgomery	54	Independent Director
Daniel M. Friedberg	59	Independent Director
Adam Rothstein	49	Independent Director

Byron Roth, 58, has served as our Chief Executive Officer and Chairman of the Board since the Company’s inception in February 2019. Mr. Roth has been the Chairman and Chief Executive Officer of Roth since 1998. Under his management the firm has helped raise over $50 billion for small-cap companies, as well as advising on many merger and acquisition transactions. Mr. Roth is a co-founder and General Partner of three private investment firms; Rx3, LLC, a $50 million influencer fund focused on consumer brands, Rivi Capital, LLC, a $35 million fund concentrated in the mining sector, and Aceras Life Sciences, LLC, an in-house incubator focused on funding the development of novel medical innovations. He also co-founded two long only asset management firms: Cortina Asset Management, LLC, which was recently acquired by Silvercrest Asset Management (NASDAQ: SAMG), and EAM Investors, LLC, with assets under management of approximately $1.5 billion. Mr. Roth is the Chief Executive Officer and Chairman of the Board of Roth CH Acquisition I Co. (NASDAQ: ROCH) and the Co-Chief Executive Officer and Chairman of the Board of Roth CH Acquisition III Co. (NASDAQ: ROCR), each of which is a special purpose acquisition company. Roth CH Acquisition I Co. has entered into an agreement and plan of merger with PureCycle Technologies LLC pursuant to which Roth CH Acquisition I Co. will acquire PureCycle Technologies LLC. Roth CH Acquisition III Co. is still searching for a target business with which to consummate an initial business combination. Mr. Roth is a member of the Advisory Council, Executive Committee, and serves as the Chairman on the Nominating Committee for the Cornell SC Johnson College of Business. He is a founding member of the University of San Diego Executive Cabinet for the Athletic Department, and former member of the Board of Trustees where he served on the Investment Committee for the university’s endowment and athletic department for nine years. Mr. Roth also sits on the Executive Board of SMU’s Cox School of Business. Mr. Roth serves as a National Trustee for the Boys and Girls Club of America, and served as the Co-Chair for the 2019 Boys and Girls Club Pacific Youth of the Year Competition. He also sits on the Board of Directors for the Lott IMPACT Foundation, whose Lott IMPACT Trophy is presented annually to the college football defensive IMPACT player of the year for their contribution on and off the field. Mr. Roth was the honoree at the Challenged Athletes Foundation (CAF) 2015 Celebration of Heroes, Heart and Hope Gala and the 2018 Athletes First Classic Golden Heart Award benefitting the Orangewood Foundation. Mr. Roth earned his B.B.A, from the University of San Diego in 1985 and his MBA from the Cornell SC Johnson College of Business in 1987. Mr. Byron Roth is the brother of Mr. Gordon Roth. We believe Mr. Roth is well-qualified to serve as a director due to his business experience and contacts and relationships.

Gordon Roth, 66, has served as our Chief Financial Officer since the Company’s inception in February 2019. Mr. Roth has been the Chief Financial Officer and Chief Operating Officer of Roth since 2000. From 1990 to 2000, Mr. Roth was the Chairman and Founder of Roth and Company, P.C., a thirty-five person public accounting firm in Des Moines, Iowa. Prior to that Mr. Roth spent thirteen years with Deloitte & Touche, most recently serving as a Tax Partner and the Partner-in-Charge of the Des Moines office Tax Department. Mr. Roth is a CPA and a member of the American Institute of CPA’s. Mr. Roth is the Chief Financial Officer of each of Roth CH Acquisition I Co. (NASDAQ: ROCH) and Roth CH Acquisition III Co. (NASDAQ: ROCR), each of which is a special purpose acquisition company. Mr. Roth used to serve on the Board of Trustees of JSerra Catholic High School, and was the Chair of the Budget & Finance Committee. Mr. Roth has served on several other non-profit boards in the past including Boys & Girls Club, Special Olympics, Camp Fire and St Anne School. Mr. Roth was also a founding partner of the Iowa Barnstormers of the Arena Football League. Mr. Roth earned his B.A. from William Penn University in 1976, where he also served as a member of their Board of Trustees and was inducted into their Athletic Hall of Fame. Mr. Roth also earned a Master of Science in Accounting from Drake University in 1977. Mr. Gordon Roth is the brother of Mr. Byron Roth.

Rick Hartfiel, 57, has served as our Co-President since August 2020. Mr. Hartfiel is a Managing Partner and has been the Head of Investment Banking at Craig-Hallum Capital Group LLC (“Craig-Hallum”) since 2005. Mr. Hartfiel brings over 30 years of investment banking experience focused on emerging growth companies. Since joining Craig-Hallum in 2005, Mr. Hartfiel has managed over 300 equity offerings (IPOs, follow-on offerings, registered direct offerings and PIPEs) and M&A transactions. Prior to joining Craig-Hallum, Mr. Hartfiel has been an investment banker at Dain, Rauscher, Wessels and Credit Suisse First Boston. Mr. Hartfiel is the Co-President of each of Roth CH Acquisition I Co. (NASDAQ: ROCH) and Roth CH Acquisition III Co. (NASDAQ: ROCR), each of which is a special purpose acquisition company. Mr. Hartfiel has a B.A. from Amherst College, and an MBA from Harvard Business School.

John Lipman, 44, has served as our Chief Operating Officer and as a member of our board of directors since August 2020. Mr. Lipman is a Partner and Managing Director of Investment Banking at Craig-Hallum. Mr. Lipman joined Craig-Hallum in 2012 and has more than 15 years of investment banking experience advising growth companies in the healthcare, industrial, and technology sectors. Mr. Lipman has completed over 125 equity, convertible, and debt offerings and advisory assignments for growth companies – including over 75 since joining Craig-Hallum. Prior to joining Craig-Hallum, Mr. Lipman was a Managing Director at Rodman & Renshaw LLC from 2011 to 2012, a Managing Director at Hudson Securities, Inc. from 2010 to 2011, and Carter Securities LLC, a firm he founded that specialized in raising equity, equity-linked, and debt capital for growth companies, from 2005 to 2009. Mr. Lipman is the Chief Operating Officer and a director of Roth CH Acquisition I Co. (NASDAQ: ROCH) and the Co-Chief Executive Officer and a director of Roth CH Acquisition III Co. (NASDAQ: ROCR), each of which is a special purpose acquisition company. Mr. Lipman earned his B.A. in Economics in 1999 from Rollins College in Winter Park, FL. We believe Mr. Lipman is well-qualified to serve as a director due to his business experience and contacts and relationships.

Aaron Gurewitz, 52, has served as our Co-President since August 2020. Mr. Gurewitz has been a Managing Director and the Head of Roth’s Equity Capital Markets Department since January 2001. Mr. Gurewitz brings over 25 years of investment banking experience focused on growth companies. Since joining Roth in 1999, Mr. Gurewitz has managed over 1,000 public offerings including, but not limited to, IPOs and follow-on offerings. Prior to joining Roth in 1999, Mr. Gurewitz was a Senior Vice President in the Investment Banking Group at Friedman Billings Ramsey from May 1998 to August 1999. From 1995 to April 1998, Mr. Gurewitz was a Vice President in the Corporate Finance Department at Roth, and from 1999 to 2001, Mr. Gurewitz served as a Managing Director in Roth’s Investment Banking Department. Mr. Gurewitz is the Co-President of each of Roth CH Acquisition I Co. (NASDAQ: ROCH) and Roth CH Acquisition III Co. (NASDAQ: ROCR), each of which is a special purpose acquisition company. Mr. Gurewitz graduated cum laude from San Diego State University with a B.S. in Finance.

Molly Montgomery, 54, has served as a member of our board of directors since December 2020. Ms. Montgomery has served as a member of each of the board of directors of Roth CH Acquisition I Co. (NASDAQ: ROCH) since February 2020 and of Roth CH Acquisition III Co. (NASDAQ: ROCR) since March 2021), each of which is a special purpose acquisition company. Since January of 2020, Ms. Montgomery has been a member of the Board of Directors at Wilbur-Ellis Company Inc., a privately-owned family business based in San Francisco. With revenues over $3.0 billion, Wilbur-Ellis is a leading international marketer, distributor and manufacturer of agricultural products, animal nutrients and specialty ingredients and chemicals. Since October 2020, Ms. Montgomery has served as Board Director of The Wine Group. The Wine Group is a privately-held, management-owned company that is the second largest wine producer in the US and third largest in the world. Ms. Montgomery also serves as a strategic advisor to early stage companies Trace Genomics and Planted Places. From 2009 to 2019, Ms. Montgomery served as an Executive of Landec Corporation, a publicly-traded company in the health & wellness space with revenues of approximately $550M, and served as Chief Executive Officer, President & Director of Landec Corporation from 2015 to 2019. Ms. Montgomery has also served on the Board of Directors for Windset Farms, one of the largest and most technologically advanced hydroponic greenhouse growers in North America, from 2018 to 2019 and as a Board Director for Flower One, the largest greenhouse grower and producer of cannabis in the State of Nevada from 2020 to 2021. Prior to Landec, from 2006 to 2009, Ms. Montgomery served as VP of Global Marketing and Business Development at Ashland Chemical. Ms. Montgomery has also been an executive in two software companies and held additional positions in strategy, marketing, engineering and operations in a number of other chemical, pharmaceutical and consumer product companies. Ms. Montgomery holds a BES and MEng in Chemical Engineering from the University of Louisville and an MBA from Harvard Business School. We believe Ms. Montgomery is well-qualified to serve as a director due to her experience as CEO and Director of a publicly traded company and the depth and breadth of Ms. Montgomery’s operating and transactional experience in a wide variety of industries with both private and public companies at different stages of maturity.

Daniel M. Friedberg, 59, has served as a member of our board of directors since December 2020. Mr. Friedberg has served as a member of each of the board of directors of Roth CH Acquisition I Co. (NASDAQ: ROCH) since February 2020 and of Roth CH Acquisition III Co. (NASDAQ: ROCR) since March 2021), each of which is a special purpose acquisition company. Mr. Friedberg has served as Chairman of the Board of Quest Resource Holding Corp. (NASDAQ: QRHC) since April 2019. Mr. Friedberg has served as the Chief Executive Officer of Hampstead Park Capital Management LLC, a private equity investment firm, since its founding in May 2016. Mr. Friedberg was Chief Executive Officer and Managing Partner of Sagard Capital Partners L.P., a private equity investment firm, from its founding in January 2005 until May 2016. In addition, from January 2005 to May 2016, Mr. Friedberg was also a Vice President of Power Corporation of Canada, a diversified international management holding company. Mr. Friedberg was with global strategy management consultants Bain & Company, as a consultant from 1987 to 1991 and then again as a Partner from 1997 to 2005. Mr. Friedberg started with Bain & Company in the London office in 1987, was a founder of the Toronto office in 1991, and a founder of the New York office in 2000, leading the Canadian and New York private equity businesses. From 1991 to 1997, Mr. Friedberg worked as Vice President of Strategy and Development for a U.S.-based global conglomerate and as an investment professional in a Connecticut-based boutique private equity firm. Mr. Friedberg currently serves on the Board at Buttonwood Networks and USA Field Hockey. Mr. Friedberg serves on the Board of Directors of Point Pickup Technologies and Triphammer Ventures LLC and has previously served on the Board of Directors at GP Strategies Corp. (GPX), InnerWorkings, Inc. (INWK), Performance Sports Group Ltd. (PSG) and X-Rite, Inc. (XRIT). Mr. Friedberg has a Master’s in Business Administration degree from the Johnson School at Cornell University’s College of Business, and a Bachelor of Science (Hons.) degree from the University of Manchester Institute of Science & Technology. We believe that Mr. Friedberg’s experience as the Chief Executive Officer of two investment firms, his experience as an executive with a leading global management consulting firm, his extensive experience in investing in private and public companies, and his service on multiple boards of directors provide him with knowledge and experience with respect to organizational, financial, operational, M&A, and strategic planning matters and provide the requisite qualifications, skills, perspectives, and experiences that make him well qualified to serve on our Board of Directors.

Adam Rothstein, 49, has served as a member of our board of directors since December 2020. Mr. Rothstein has served as a member of each of the board of directors of Roth CH Acquisition I Co. (NASDAQ: ROCH) since February 2020 and of Roth CH Acquisition III Co. (NASDAQ: ROCR) since March 2021), each of which is a special purpose acquisition company. Mr. Rothstein is a Co-Founder and General Partner of Disruptive Technology Partners, an Israeli technology-focused early-stage investment fund, and Disruptive Growth, a collection of late-stage investment vehicles focused on Israeli technology, which he co-founded in 2013 and 2014, respectively. Since September 2020, Mr. Rothstein has also been the Executive Chairman of 890 5th Avenue Partners, Inc., a special purpose acquisition company focused on the media and entertainment sectors, which completed its public offering in January 2021. Since 2014, Mr. Rothstein has been the Managing Member of 1007 Mountain Drive Partners, LLC, which is a consulting and investment vehicle. Previously, from July 2019 until January 2021, Mr. Rothstein was a director of Subversive Capital Acquisition Corp. (NEO: SVC.A.U) (OTCQX: SBVCF), a special purpose acquisition company that partnered with Shawn “JAY-Z” Carter and Roc Nation in January 2021 to acquire CMG Partners Inc. and Left Coast Ventures, Inc., and which now trades as TPCO Holding Corp. (NEO: GRAM.U) (OTCQX: GRAMF). Mr. Rothstein has over 20 years of investment experience, and currently sits on the boards of directors of several early- and mid-stage technology and media companies both in the US and in Israel and is on the Advisory Board for the Leeds School of Business at the University of Colorado, Boulder. Mr. Rothstein graduated summa cum laude with a Bachelor of Science in Economics from the Wharton School of Business at the University of Pennsylvania and has a Master of Philosophy (MPhil) in Finance from the University of Cambridge. We believe Mr. Rothstein is well-qualified to serve as a director due to his two decades of investment experience in the public and private markets both domestically and internationally.

Officer and Director Qualifications

Our officers and board of directors are composed of a diverse group of leaders with a wide array of professional roles. In these roles, they have gained experience in core management skills, such as strategic and financial planning, financial reporting, compliance, risk management, and leadership development. Many of our officers and directors also have experience serving on boards of directors and board committees of other companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, our officers and directors also have other experience that makes them valuable, managing and investing assets or facilitating the consummation of business combinations.

We, along with our officers and directors, believe that the above-mentioned attributes, along with the leadership skills and other experiences of our officers and board members described below, provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of consummating an acquisition transaction.

Board Committees

The Board has a standing audit, corporate governance and nominating, and compensation committee. The independent directors oversee director nominations. Each committee has a charter, in the form previously filed with the SEC as exhibits to the Company’s Registration Statement on Form S-1, as amended, adopted in connection with the consummation of the IPO.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages the Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held no formal meetings during 2020 as the Company does not have any underlying business or employees, relying on monthly reports and written approvals as required.

The members of the Audit Committee are Molly Montgomery, Daniel M. Friedberg, and Adam Rothstein, each of whom is an independent director under Nasdaq’s listing standards. Daniel M. Friedberg is the Chairperson of the Audit Committee. The Board has determined that Daniel M. Friedberg qualifies as an “audit committee financial expert,” as defined under the rules and regulations of Nasdaq and the SEC.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board. Specifically, the Corporate Governance and Nominating Committee makes recommendations to the Board regarding the size and composition of the Board, establishes procedures for the director nomination process and screens and recommends candidates for election to the Board. On an annual basis, the Corporate Governance and Nominating Committee recommends for approval by the Board certain desired qualifications and characteristics for board membership. Additionally, the Corporate Governance and Nominating Committee establishes and administers a periodic assessment procedure relating to the performance of the Board as a whole and its individual members. The Corporate Governance and Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The Corporate Governance and Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The Corporate Governance and Nominating Committee does not distinguish among nominees recommended by stockholders and other persons. The Corporate Governance and Nominating Committee did not hold any meetings during 2020.

The members of the Corporate Governance and Nominating Committee are Molly Montgomery, Daniel M. Friedberg, and Adam Rothstein, each of whom is an independent director under Nasdaq’s listing standards. Adam Rothstein is the Chairperson of the Corporate Governance and Nominating Committee.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee did not meet during 2020.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The members of the Compensation Committee are Molly Montgomery, Daniel M. Friedberg and Adam Rothstein, each of whom is an independent director under Nasdaq’s listing standards. Molly Montgomery is the Chairperson of the Compensation Committee.

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11.	EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and Audit Committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 29, 2021, certain information regarding beneficial ownership of the Company’s common stock by each person who is known by the Company to beneficially own more than 5% of the Company’s common stock. The table also identifies the stock ownership of each of the Company’s directors and officers, and all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options, warrants or other similar convertible or derivative securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Approximate Percentage of Outstanding Common Stock (%)
Byron Roth(3)	2,184,000	14.9%
Aaron Gurewitz(4)	30,425	*
Gordon Roth(3)	2,092,063	14.3%
John Lipman	297,638	2.0%
Rick Hartfiel	—	—%
Molly Montgomery	88,189	*
Daniel M. Friedberg(5)	88,189	*
Adam Rothstein	88,189	*
All officers and directors as a group (8 individuals)(3)	2,800,441	19.1%
CR Financial Holdings, Inc. (6)	2,068,252	14.1%
Polar Asset Management Partners Inc. (7)	750,000	5.1%
Castle Creek Arbitrage, LLC (8)	849,501	5.8%

* Less than 1%.

(1) Unless otherwise indicated, the business address of each of the stockholders is c/o Roth CH Acquisition II Co., 888 San Clemente Drive, Newport Beach, CA 92660.

(2) Excludes shares issuable pursuant to warrants issued in connection with the IPO, as such warrants are not exercisable until 30 days after the consummation of the Company’s initial business combination.

(3) Includes shares owned by CR Financial Holdings, Inc., over which Byron Roth and Gordon Roth have voting and dispositive power.

(4) Consists of shares owned by the AMG Trust Established January 23, 2007, for which Aaron Gurewitz is trustee.

(5) Consists of shares owned by Hampstead Park Capital Management LLC, of which Mr. Friedberg is the managing member.

(6) Byron Roth and Gordon Roth have voting and dispositive power over the shares owned by CR Financial Holdings, Inc.

(7) The information reported is based on a Schedule 13G filed on February 10, 2021. According to the Schedule 13G, as of December 31, 2020, Polar Asset Management Partners Inc. (“Polar”), which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company and certain managed accounts, has sole voting and dispositive power with respect to 750,000 shares of our common stock. The address for Polar is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

(8) The information reported is based on a Schedule 13G filed on February 16, 2021. According to the Schedule 13G, as of December 31, 2020, Castle Creek Arbitrage, LLC (“Castle Creek”) and Mr. Allan Weine may be deemed to beneficially own the shares of our common stock directly owned by CC ARB West, LLC (“CC Arb”) and CC Arbitrage, Ltd. (“CC Arbitrage”). Each of Castle Creek and Mr. Weine has shared voting and dispositive power with respect to 849,501 shares of our common stock. CC Arb has shared voting and dispositive power with respect to 715,280 shares of our common stock. CC Arbitrage has shared voting and dispositive power with respect to 134,221 shares of our common stock. The address for each of Castle Creek, Mr. Weiner, CC Arb and CC Arbitrage is 190 South LaSalle Street, Suite 3050, Chicago, Illinois 60603.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On August 23, 2020, we issued an unsecured promissory note to CR Financial Holdings, Inc., an entity affiliated with Roth Capital Partners, LLC, pursuant to which the Company borrowed an aggregate principal amount of $200,000 as of September 30, 2020. The promissory note was repaid at the closing of the IPO on December 15, 2020.

In addition, at the closing of the IPO, the Company’s stockholders prior to the IPO purchased from the Company an aggregate of 275,000 Private Units at $10.00 per Private Unit (for a total purchase price of $2,750,000). As of December 31, 2020, the Company had no loans outstanding, including any loans from its directors or officers.

Byron Roth, Gordon Roth and Aaron Gurewitz are affiliated with Roth, and John Lipman and Rick Hartfiel are affiliated with Craig-Hallum, in addition to being officers or directors (or both, in the case of Byron Roth and John Lipman), as applicable, of the Company. While no direct compensation arrangements regarding such individuals have been entered into regarding such fees, these executives may benefit indirectly from any such amounts payable to their respective organizations in respect of marketing fees, costs and expenses incurred by Roth and Craig-Hallum in connection with the identification, review and negotiation and approval of the initial business combination.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the Audit Committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our Audit Committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our Audit Committee and a majority of our disinterested independent directors, or the members of our board of directors who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our Audit Committee and a majority of our disinterested independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial stockholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our stockholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 - Directors, Executive Officers and Corporate Governance.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

Set forth below are approximate fees for services rendered by Marcum LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2020 and 2019.

	2020	2019
Audit Fees	$30,740	$—
Audit-Related Fees	$32,500	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

Audit Fees. The “Audit Fees” are the aggregate fees of Marcum attributable to professional services rendered in 2020 for the audit of our annual financial statements, for review of financial statements included in our quarterly reports on Form 10-Q or for services that are normally provided by Marcum in connection with statutory and regulatory filings or engagements for that fiscal year. These fees include fees billed for professional services rendered by Marcum for the review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years. Marcum’s engagement commenced August 2020, accordingly no such professional services were rendered in 2019.

Audit-Related Fees. The “Audit-Related Fees” are the aggregate fees of Marcum attributable to professional services in 2020 in connection with our IPO. Marcum did not perform any audit-related services in 2019.

Tax Fees. Marcum did not perform any tax advice or planning services in 2020 or 2019.

All Other Fees. Marcum did not perform any services for us or charge any fees other than the services described above in 2020 and 2019.

Pre-approval Policies and Procedures

The Audit Committee is required to review and approve in advance the retention of the independent auditors for the performance of all audit and lawfully permitted non-audit services and the fees for such services. The Audit Committee may delegate to one or more of its members the authority to grant pre-approvals for the performance of non-audit services, and any such Audit Committee member who pre-approves a non-audit service must report the pre-approval to the full Audit Committee at its next scheduled meeting. The Audit Committee is required to periodically notify the Board of their approvals. The required pre-approval policies and procedures were complied with during 2020.

part IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	The financial statements listed on the Index to Financial Statements
(2)	Not applicable

(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at http://www.sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 10, 2020, by and between the Company, Roth Capital Partners, LLC, Craig-Hallum Capital Group LLC and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2020)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2020)
3.2	By-laws(incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 7, 2020)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 7, 2020)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 7, 2020)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 7, 2020)
4.4	Warrant Agreement, dated December 10, 2020, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2020)
4.5*	Description of Securities
10.1	Letter Agreements, dated December 10, 2020, by and between the Company and the Company’s officers, directors and initial stockholders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2020)
10.2	Investment Management Trust Agreement, dated December 10, 2020, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2020)
10.3	Stock Escrow Agreement, dated December 10, 2020, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2020)
10.4	Registration Rights Agreement, dated December 10, 2020, by and between the Company and the initial stockholders of the Company (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2020)
10.5	Indemnity Agreements, dated December 10, 2020, by and between the Company and the directors and officers of the Company (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2020)
10.6	Subscription Agreement, dated December 10, 2020, by and between the Company and the initial stockholders of the Company (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2020)
10.7	Business Combination Marketing Agreement, dated December 10, 2020, by and between the Company, Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2020)
14.1	Form of Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 7, 2020)
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 7, 2020)
99.2	Form of Corporate Governance and Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 7, 2020)
99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 7, 2020)

*       Filed herewith.

**    Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROTH CH ACQUISITION II CO.

Dated: March 29, 2021	By:	/s/ Byron Roth
	Name:	Byron Roth
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Byron Roth	Chairman and Chief Executive Officer	March 29, 2021
Byron Roth	(Principal Executive Officer)

/s/ Gordon Roth	Chief Financial Officer	March 29, 2021
Gordon Roth	(Principal Accounting and Financial Officer)

/s/ Rick Hartfiel	Co-President	March 29, 2021
Rick Hartfiel

/s/ John Lipman	Chief Operating Officer and Director	March 29, 2021
John Lipman

/s/ Aaron Gurewitz	Co-President	March 29, 2021
Aaron Gurewitz

/s/ Molly Montgomery	Independent Director	March 29, 2021
Molly Montgomery

/s/ Daniel M. Friedberg	Independent Director	March 29, 2021
Daniel M. Friedberg

/s/ Adam Rothstein	Independent Director	March 29, 2021
Adam Rothstein

ROTH CH ACQUISITION II CO.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Roth CH Acquisition II Co.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Roth CH Acquisition II Co. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity and cash flows for each of the year ended December 31, 2020 and for the period from February 13, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from February 13, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

Melville, NY

March 29, 2021

ROTH CH ACQUISITION II CO.
BALANCE SHEETS

	December 31,
	2020	2019

ASSETS
Current assets
Cash	$696,567	$25,000
Prepaid expenses	395,887	—
Total Current Assets	1,092,454	25,000

Cash and marketable securities held in Trust Account	115,006,613	—
TOTAL ASSETS	$116,099,067	$25,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$83,654	$1,225
TOTAL LIABILITIES	83,654	1,225

Commitments and Contingencies (see Note 6)

Common stock subject to possible redemption 11,101,541 shares at redemption value	111,015,410	—

Stockholders’ Equity
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,548,459 and 2,875,000 shares issued and outstanding (excluding 11,101,541 shares subject to possible redemption) at December 31, 2020 and 2019, respectively	355	288
Additional paid-in capital	5,104,258	24,712
Accumulated deficit	(104,610)	(1,225)
Total Stockholders’ Equity	5,000,003	23,775
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$116,099,067	$25,000

The accompanying notes are an integral part of these financial statements.

ROTH CH ACQUISITION II CO.

STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from February 13, 2019 (inception) through December 31,
	2020	2019

Formation and operational costs	$109,998	$1,225
Loss from operations	(109,998)	(1,225)

Other income:
Interest earned on marketable securities held in Trust Account	5,785	—
Unrealized gain on marketable securities held in Trust Account	828	—
Other income	6,613	—
Net loss	$(103,385)	$(1,225)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	11,111,752	—

Basic and diluted net loss per share, Common stock subject to possible redemption	$0.00	$—

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	2,545,512	2,500,000

Basic and diluted net loss per share, Non-redeemable common stock	$(0.04)	$(0.00)

The accompanying notes are an integral part of these financial statements.

ROTH CH ACQUISITION II CO.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Deficit	Deficit	Equity
Balance – February 13, 2019 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	2,875,000	288	24,712	—	25,000

Net loss	—	—	—	(1,225)	(1,225)

Balance – December 31, 2019	2,875,000	288	24,712	(1,225)	23,775

Sale of 11,500,000 Units, net of underwriting discount and offering expenses	11,500,000	1,150	113,343,873	—	113,345,023

Sale of 275,000 Private Units	275,000	28	2,749,972	—	2,750,000

Common stock subject to possible redemption	(11,101,541)	(1,111)	(111,014,299)	—	(111,015,410)

Net loss	—	—	—	(103,385)	(103,385)

Balance – December 31, 2020	3,548,459	$355	$5,104,258	$(104,610)	$5,000,003

The accompanying notes are an integral part of these financial statements.

ROTH CH ACQUISITION II CO.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from February 13, 2019 (inception) through December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(103,385)	$(1,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(5,785)	—
Unrealized gain on marketable securities held in Trust Account	(828)	—
Changes in operating assets and liabilities:
Prepaid expenses	(395,887)	—
Accrued expenses	82,429	1,225
Net cash used in operating activities	(423,456)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(115,000,000)	—
Net cash used in investing activities	(115,000,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	113,850,000	—
Proceeds from sale of Private Units	2,750,000	—
Proceeds from promissory note - related party	200,000	—
Repayment of promissory note - related party	(200,000)	—
Payment of offering costs	(504,977)	—
Net cash provided by financing activities	116,095,023	25,000

Net Change in Cash	671,567	25,000
Cash – Beginning of period	25,000	—
Cash – End of period	$696,567	$25,000

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$111,117,520	$—
Change in value of common stock subject to possible redemption	$(102,110)	$—

The accompanying notes are an integral part of these financial statements.

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Roth CH Acquisition II Co. (formerly known as Roth Acquisition I Co.) (the “Company”) was incorporated in Delaware on February 13, 2019. The Company is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”).

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from February 13, 2019 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on December 10, 2020. On December 15, 2020, the Company consummated the Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 275,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to certain of the Company’s stockholders, generating gross proceeds of $2,750,000, which is described in Note 4.

Transaction costs amounted to $1,654,977 consisting of $1,150,000 of underwriting fees, and $504,977 of other offering costs.

Following the closing of the Initial Public Offering on December 15, 2020, an amount of $115,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (the “Trust Account”), located in the United States and will be held in cash items or invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Company’s shares prior to the Initial Public Offering (the “Initial Stockholders”) have agreed to vote their Founder Shares (as defined in Note 5), Private Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering (a) in favor of approving a Business Combination and (b) not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of how or whether they vote on the proposed transaction or don’t vote at all.

The Initial Stockholders have agreed (a) to waive their redemption rights with respect to their Founder Shares, Private Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation that would affect a public stockholders’ ability to convert or sell their shares to the Company in connection with a Business Combination or affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until December 15, 2022 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares and Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Initial Stockholders have agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.00 per Public Share, except as to any claims by a third party who executed a valid and enforceable agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Initial Stockholders will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that Initial Stockholders will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020 and 2019.

Marketable Securities Held in Trust Account

December 31, 2020 substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020 and 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

On March 27, 2020, the CARES Act was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit additional expensing of interest (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing the recoverability of alternative minimum tax credits. Given the Company’s full valuation allowance position and capitalization of all costs, the CARES Act did not have an impact on the financial statements.

Net Income (Loss) per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. At December 31, 2019, weighted average shares were reduced for the effect of an aggregate of 375,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 7). The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 5,887,500 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to Common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Year Ended December 31, 2020	For the Period from February 13, 2019 (inception) through December 31, 2019
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$5,785	$—
Unrealized gain on marketable securities held in Trust Account	828	—
Less: interest available to be withdrawn for payment of taxes	(6,613)	—
Net income	$—	$—
Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	11,111,752	—
Basic and diluted net income per share, Common stock subject to possible redemption	$0.00	$—

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(103,385)	$(1,225)
Net income allocable to Common stock subject to possible redemption	—	—
Non-Redeemable Net Loss	$(103,385)	$(1,225)
Denominator: Weighted Average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	2,545,512	2,500,000
Basic and diluted net loss per share, Non-redeemable common stock	$(0.04)	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Initial Stockholders purchased an aggregate of 275,000 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $2,750,000, in a private placement. Each Private Unit consists of one share of common stock (“Private Share”) and one-half of one redeemable warrant (“Private Warrant”). Each whole Private Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per full share, subject to adjustment (see Note 7). The proceeds from the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

In February 2019, the Initial Stockholders purchased an aggregate of 100 shares of the Company’s common stock for an aggregate price of $25,000. On June 29, 2020, the Company effected a stock dividend of 43,125 shares of common stock for each share of common stock outstanding, resulting in an aggregate of 4,312,500 shares of common stock being held by the Initial Stockholders. On August 31, 2020, the Initial Stockholders transferred back to the Company 1,437,500 shares of common stock, for nominal consideration, which shares were cancelled, resulting in there being an aggregate of 2,875,000 shares of common stock outstanding and being held by the Initial Stockholders (the “Founder Shares”). That same day, CHLM Sponsor-1 LLC, an entity affiliated with Craig-Hallum Capital Group LLC, and certain of the Company’s directors, officers and affiliates of the Company’s management team purchased from CR Financial Holdings, Inc. an aggregate of 745,840 shares for an aggregate purchase price of $6,486. All share and per-share amounts have been retroactively restated to reflect the stock dividend and cancellation. The Founder’s Shares included an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the Private Shares underlying the Private Securities). As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.

The Initial Stockholders have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until (1) with respect to 50% of the Founder Shares, the earlier of six months after the completion of a Business Combination and the date on which the closing price of the common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after a Business Combination and (2) with respect to the remaining 50% of the Founder Shares, six months after the completion of a Business Combination, or earlier, in either case, if, subsequent to a Business Combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note — Related Party

On August 23, 2020, the Company issued an unsecured promissory note to the sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) the consummation of the Initial Public Offering or (ii) the date on which the Company determines not to proceed with the Initial Public Offering. The outstanding balance under the Promissory Note of $200,000 was repaid at the closing of the Initial Public Offering on December 15, 2020.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on December 10, 2020, the holders of the Founder Shares, as well as the holders of the Private Units (and underlying securities) and any securities issued to the Initial Stockholders, officers, directors or their affiliates in payment of Working Capital Loans made to Company, will be entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Units (and underlying securities) and securities issued in payment of Working Capital Loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of a Business Combination. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding the foregoing, the Company may not exercise demand or piggyback rights after five (5) and seven (7) years, respectively, from the effective date of the Initial Public Offering and may not exercise demand rights on more than one occasion in respect of all registrable securities.

Underwriting Agreement

The underwriters were paid a cash underwriting discount of 1.00% of the gross proceeds of the Initial Public Offering, or $1,150,000.

Business Combination Marketing Agreement

The Company entered into a business combination marketing agreement with the representatives of the underwriters as advisors in connection with a Business Combination. The Company will pay the representatives of the underwriters a marketing fee for such services upon the consummation of a Business Combination in an amount equal to, in the aggregate, 4.5% of the gross proceeds of the Initial Public Offering, including any proceeds from the full or partial exercise of the underwriters’ over-allotment option. As a result, the representatives of the underwriters will not be entitled to such fee unless the Company consummates its initial business combination.

NOTE 7 — STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2020 and 2019, there were 3,548,459 and 2,875,000 shares of common stock issued and outstanding, excluding 11,101,541 and no shares of common stock subject to possible redemption, respectively.

Warrants — The Company will not issue fractional warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within 120 days following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The warrants will expire five years from the closing of a Business Combination.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	at any time after the warrants become exercisable;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder;

•	if, and only if, the reported last sale price of the shares of common stock equals or exceeds $18.00 per share, for any 20 trading days within a 30-day trading period commencing after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and

•	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or our recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuances of shares of common stock at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Initial Stockholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Value and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the Market Price.

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or saleable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8 — INCOME TAX

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2020	2019
Deferred tax assets
Net operating loss carryforward	$17,142	$257
Unrealized gain on marketable securities	(1,389)	—
Startup and organizational costs	6,215	—
Total deferred tax assets	21,968	257
Valuation Allowance	(21,968)	(257)
Deferred tax assets	$—	$—

The income tax provision consists of the following:

	December 31,	December 31,
	2020	2019
Federal
Current	$—	$—
Deferred	(21,711)	(257)

State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	21,711	257

Income tax provision	$—	$—

As of December 31, 2020 and 2019, the Company had $104,610 and $1,225, respectively of U.S. federal net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2020, the change in the valuation allowance was $21,711.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31, 2020	December 31, 2019

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Meals and entertainment	0.0%	0.0%
Valuation allowance	(21.0)	(21.0)
Income tax provision	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company's tax returns since inception remain open to examination by the taxing authorities. The Company considers California to be a significant state tax jurisdiction.

NOTE 9 — FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Cash and marketable securities held in Trust Account	1	$115,006,613

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 15, 2021, the Company entered into a mutually exclusive non-binding letter of intent (the “Letter of Intent”) with a target company (“Target Company”) for a potential business combination which would qualify as its initial business combination (the “Business Combination”).

Under the terms of the Letter of Intent, the Company and Target Company intend to enter into a definitive agreement pursuant to which the Company and Target Company would combine, with the former equity holders of both entities (following the completion of the Business Combination) holding equity in the combined publicly listed company. The completion of the Business Combination is subject to the completion of due diligence to the Company’s satisfaction, the negotiation and execution of definitive documentation and satisfaction of the conditions contained therein, including (i) completion of any required stock exchange and regulatory review and (ii) approval of the transaction by the Company’s stockholders and the Target Company’s stockholders. Accordingly, no assurances can be made by either party that the parties will successfully negotiate and enter into a definitive agreement, or that the proposed transaction will be consummated.