Form 10-Q
period 2021-03-31
Roth CH Acquisition II Co
filed 2021-05-24
CIK 1824403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-39795

Roth CH Acquisition II Co.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	83-3584204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

888 San Clemente Drive, Suite 400 Newport Beach, CA 92660
(Address of principal executive offices)

(949) 720-5700
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ROCC	The Nasdaq Stock Market LLC
Warrants	ROCCW	The Nasdaq Stock Market LLC
Units	ROCCU	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	⌧	Smaller reporting company	⌧
		Emerging growth company	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ☐

As of May 21, 2021, there were 14,650,000 shares of common stock, $0.0001 par value, issued and outstanding.

ROTH CH ACQUISITION II CO.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ROTH CH ACQUISITION II CO.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(unaudited)	(as Revised)
ASSETS
Current assets
Cash	$549,040	$696,567
Prepaid expenses and other current assets	380,555	395,887
Total Current Assets	929,595	1,092,454

Cash and marketable securities held in Trust Account	115,012,821	115,006,613
TOTAL ASSETS	$115,942,416	$116,099,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$125,034	$83,654
Total current liabilities	125,034	83,654

Warrant liabilities	178,750	129,250
Total Liabilities	303,784	212,904

Commitments and Contingencies

Common stock subject to possible redemption; 11,063,863 and 11,088,616 shares at redemption value at March 31, 2021 and December 31, 2020, respectively	110,638,630	110,886,160

Stockholders’ Equity
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,586,137 and 3,561,384 shares issued and outstanding (excluding 11,063,863 and 11,088,616 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	359	357
Additional paid-in capital	5,370,137	5,122,609
Accumulated deficit	(370,494)	(122,963)
Total Stockholders’ Equity	5,000,002	5,000,003
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$115,942,416	$116,099,067

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROTH CH ACQUISITION II CO.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2021	2020
Operating and formation costs	$204,239	$85
Loss from operations	(204,239)	(85)

Other income (expense):
Interest earned on marketable securities held in Trust Account	6,208	—
Change in fair value of warrant liabilities	(49,500)
Other expense, net	(43,292)	—

Loss before income taxes	(247,531)	(85)
Net Loss	$(247,531)	$(85)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	11,088,616	—

Basic and diluted net loss per share, Common stock subject to possible redemption	$0.00	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	3,561,384	2,500,000

Basic and diluted net loss per share, Non-redeemable common stock	$(0.07)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROTH CH ACQUISITION II CO.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	3,561,384	$357	$5,122,609	$(122,963)	$5,000,003

Common stock subject to possible redemption	24,753	2	247,528	—	247,530

Net loss	—	—	—	(247,531)	(247,531)

Balance — March 31, 2021	3,586,137	$359	$5,370,137	$(370.494)	$5,000,002

			Additional		Total
	Common Stock		Paid	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance – January 1, 2020	2,875,000	$288	$24,712	$(1,225)	$23,775

Net loss	—	—	—	(85)	(85)

Balance – March 31, 2020	2,875,000	$288	$24,712	$(1,310)	$23,690

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROTH CH ACQUISITION II CO.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(247,531)	$(85)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(6,208)	—
Unrealized gain on marketable securities held in Trust Account	—	—
Change in fair value of warrant liabilities	49,500	—
Changes in operating assets and liabilities:
Prepaid expenses	15,332	—
Accrued expenses	41,380	(225)
Net cash used in operating activities	(147,527)	(310)

Net Change in Cash	(147,527)	(310)
Cash – Beginning of period	696,567	25,000
Cash – End of period	$549,040	$24,690

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$(247,530)	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROTH CH ACQUISITION II CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Roth CH Acquisition II Co. (formerly known as Roth Acquisition I Co.) (the “Company”) was incorporated in Delaware on February 13, 2019. The Company is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the "Business Combination").

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from February 13, 2019 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

ROTH CH ACQUISITION II CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

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

ROTH CH ACQUISITION II CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual report on Form 10-K, as filed with the SEC on March 29, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.

ROTH CH ACQUISITION II CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and 2020.

Marketable Securities Held in Trust Account

December 31, 2020 substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

ROTH CH ACQUISITION II CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

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

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Binomial Lattice Model (see Note 9).

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, "Income Taxes." Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2021 and 2020, due to the valuation allowance recorded on the Company’s net operating losses.

ROTH CH ACQUISITION II CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

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

ROTH CH ACQUISITION II CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2021	2020
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$5,973	$—
Unrealized gain on marketable securities held in Trust Account	—	—
Less: interest available to be withdrawn for payment of taxes	(5,973)	—
Net income	$—	$—

Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	11,088,616	—
Basic and diluted net income per share, Common stock subject to possible redemption	$0.00	$—

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(247,531)	$(85)
Net income allocable to Common stock subject to possible redemption	—	—
Non-Redeemable Net Loss	$(247,531)	$(85)
Denominator: Weighted Average Non-redeemable common stock	—	—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	3,561,384	2,500,000
Basic and diluted net loss per share, Non-redeemable common stock	$(0.07)	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

ROTH CH ACQUISITION II CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one-half of one redeemable warrant ("Public Warrant"). Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

ROTH CH ACQUISITION II CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE 4. PRIVATE PLACEMENT

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

NOTE 5. RELATED PARTY TRANSACTIONS

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

The Initial Stockholders have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until (1) with respect to 50% of the Founder Shares, the earlier of six months after the completion of a Business Combination and the date on which the closing price of the common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30- trading day period commencing after a Business Combination and (2) with respect to the remaining 50% of the Founder Shares, six months after the completion of a Business Combination, or earlier, in either case, if, subsequent to a Business Combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

ROTH CH ACQUISITION II CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

ROTH CH ACQUISITION II CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE 7 — STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At March 31, 2021 and December 31, 2020, there were 3,586,137 and 3,561,384 shares of common stock issued and outstanding, excluding 11,063,863 and 11,088,616 shares of common stock subject to possible redemption, respectively.

NOTE 8 – WARRANTS

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

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	at any time after the warrants become exercisable;
●	upon not less than 30 days' prior written notice of redemption to each warrant holder;
●	if, and only if, the reported last sale price of the shares of common stock equals or exceeds $18.00 per share, for any 20 trading days within a 30-day trading period commencing after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

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

ROTH CH ACQUISITION II CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

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

NOTE 9. FAIR VALUE MEASUREMENTS

The Company follows the guidane in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

ROTH CH ACQUISITION II CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2021	2020
Assets:
Marketable securities held in Trust Account	1	$115,012,821	$115,006,613

Liabilities
Warrant liabilities – Private Placement Warrants	3	$178,750	$129,250

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying March 31, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

The Warrants were valued using a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing.

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2021.

ROTH CH ACQUISITION II CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

The following table provides quantitative information regarding Level 3 fair value measurements:

	At	As of
	December 31,	March 31,
	2020	2021
Stock price	$9.54	$9.91
Strike price	$11.50	$11.50
Volatility	17.5%	19.1%
Risk-free rate	0.41%	0.94%
Probability of Business Combination occurring	75%	75%
Dividend yield	0.0%	0.0%
Fair value of warrants	$0.94	$1.30

The following table presents the changes in the fair value of warrant liabilities:

Warrant Liabilities
Fair value as of December 31, 2020	$129,250
Change in valuation inputs or other assumptions	49,500
Fair value as of March 31, 2021	178,750

NOTE 10. Revision to Prior Period Financial Statements Footnote

During the course of preparing the quarterly report on Form 10-Q for the three-month period ended March 31, 2021, the Company identified a misstatement in its misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited balance sheet dated December 15, 2020, filed on Form 8-K on December 21, 2020 (the “Post-IPO Balance Sheet”) and its Annual Report, filed on Form 10-K on March 29, 2021.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since their issuance on December 15, 2020, the Company’s Private Placement warrants have been accounted for as equity within the Company’s previously reported balance sheets. After discussion and evaluation, including with the Company’s independent registered public accounting firm and the Company’s audit committee, management concluded that the Private Placement warrants should be presented as liabilities with subsequent fair value remeasurement.

The Private Placement warrants were reflected as a component of equity in the Post-IPO Balance Sheet as opposed to liabilities on the balance sheet, based on the Company’s application of Financial Accounting Standards Board ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for warrants issued on December 15, 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

ROTH CH ACQUISITION II CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

The Company concluded that the misstatement was not material to the Post-IPO Balance Sheet or the Annual Report for the year ended December 31, 2020, and the misstatement had no material impact to any prior interim period. The effect of the revisions to the Post-IPO Balance Sheet and its Annual Report for the year ended December 31, 2020 is as follows:

	As
	Previously		As
	Reported	Adjustments	Revised

Balance sheet as of December 15, 2020 (audited)
Warrant Liabilities	$—	$111,375	$111,375
Common Stock Subject to Possible Redemption	111,117,520	(111,375)	111,006,145
Common Stock	355	1	356
Additional Paid-in Capital	5,002,148	477	5,002,625
Accumulated Deficit	(2,500)	(478)	(2,978)
Balance sheet as of December 31, 2020 (audited)
Warrant Liabilities	$—	$129,250	$129,250
Common Stock Subject to Possible Redemption	111,015,410	(129,250)	110,886,160
Common Stock	355	2	357
Additional Paid-in Capital	5,104,258	18,351	5,122,609
Accumulated Deficit	(104,610)	(18,353)	(122,963)
Year ended December 31, 2020 (audited)
Change in fair value of warrant liabilities	$—	$(17,875)	$(17,875)
Initial public offering costs allocated to warrant liabilities	—	(478)	(478)
Net loss	(103,385)	(18,353)	(121,738)

Cash Flow Statement for the Year ended December 31, 2020 (audited)
Net loss	$(103,385)	$(18,353)	$(121,738)
Change in fair value of warrant liabilities	—	17,875	17,875
Initial public offering costs allocated to warrant liabilities	—	478	478
Initial classification of warrant liabilities	—	111,375	111,375
Initial classification of common stock subject to possible redemption	111,117,520	(111,375)	111,006,145
Change in value of common stock subject to possible redemption	(102,110)	(17,875)	(119,985)
Statement of Changes in Stockholders’ Equity for the Year ended December 31, 2020 (audited)
Sale of 275,000 private units	$2,750,000	$(111,375)	$2,638,625
Common stock Subject to Possible Redemption	111,015,410	(129,250)	110,886,160
Net Loss	(103,385)	(18,353)	(121,738)

ROTH CH ACQUISITION II CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described in Note 9 and below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On April 14, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Roth CH II Merger SubCorp. (“Merger Sub”) and Reservoir Holdings, Inc. (“Reservoir”). Pursuant to the terms of the Merger Agreement, the business combination (the “Business Combination”) between the Company and Reservoir will be effected through the merger of Merger Sub with and into Reservoir (the “Merger”), with Reservoir surviving the Merger as a wholly owned subsidiary of the Company. The Business Combination is subject to customary conditions to closing, including receipt of approval of the Company’s stockholders and the concurrent closing of a $150 million private placement of the Company’s common stock to certain institutional and accredited investors. There can be no assurance that such conditions will be satisfied or that the Business Combination will be consummated on the terms contemplated by the Merger Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Roth CH Acquisition II Co. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on February 13, 2019. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses, which we refer to herein as our “Business Combination.” We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Units, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in a Business Combination:

●	may significantly reduce the equity interest of our stockholders;
●	may subordinate the rights of holders of common stock if we issue preferred shares with rights senior to those afforded to our shares of common stock;
●	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and
●	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

Business Combination Agreement

On April 14, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Roth CH II Merger Sub Corp. (“Merger Sub”) and Reservoir Holdings, Inc. (“Reservoir”). Pursuant to the terms of the Merger Agreement, the Business Combination between the Company and Reservoir will be effected through the merger of Merger Sub with and into Reservoir (the “Merger”), with Reservoir surviving the Merger as a wholly owned subsidiary of the Company. The transactions set forth in the Merger Agreement are further described in our Current Report on Form 8-K filed with the SEC on April 15, 2021.

Additional Information

In connection with the proposed Merger, the Company has filed with the SEC a preliminary proxy statement to be sent to the stockholders of the Company soliciting proxies from such stockholders to obtain the requisite approval of the stockholders of the Company. The Company urges investors, stockholders and other interested persons to read the preliminary proxy statement as well as other documents filed with the SEC because these documents will contain important information about the Company, Reservoir and the Merger. A definitive proxy statement will be mailed to stockholders of the Company as of a record date to be established for voting on the Merger. Stockholders will also be able to obtain a copy of the proxy statement, without charge by directing a request to: Roth CH Acquisition II Co., 888 San Clemente Drive, Suite 400, Newport Beach, CA 92660. The preliminary and definitive proxy statement, once available, can also be obtained, without charge, at the SEC’s website (www.sec.gov).

Participants in the Solicitation

The Company and Reservoir and their respective directors and executive officers may be considered participants in the solicitation of proxies with respect to the proposed transactions under the rules of the SEC. Information about the directors and executive officers of the Company is set forth in the final prospectus for its Initial Public Offering filed with the SEC on December 14, 2020. Information regarding the persons who may, under the rules of the SEC, be deemed participants in the solicitation of the stockholders in connection with the proposed transactions will be set forth in the proxy statement when it is filed with the SEC. These documents can be obtained free of charge from the sources indicated above.

Results of Operations

Our only activities from February 13, 2019 (inception) through March 31, 2021 were organizational activities, those necessary to consummate the Initial Public Offering, described below, identifying a target company for a Business Combination and negotiating the terms of the Merger Agreement with Reservoir. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the quarter ended March 31, 2021, we had net loss of $247,531, which consists of operating costs of $204,239 and change in fair value of warrant liability of $49,500, offset by interest earned on marketable securities held in the Trust Account of $6,208.

For the period from February 13, 2019 (inception) through March 31, 2020, we had net loss of $85, which consists of formation and operating costs.

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

For the quarter ended March 31, 2021, cash used in operating activities was $147,527. Net loss of $247,531 was offset by fair value of change in warrant liability of $49,500 and interest earned on marketable securities held in the Trust Account of $6,208. Changes in operating assets and liabilities generated $56,712 of cash for operating activities.

As of March 31, 2021, we had marketable securities held in the Trust Account of $115,012,821 consisting of securities held in a money market fund that invests in U.S Treasury securities with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes.  We intend to use substantially all of the funds held in the Trust Account to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of March 31, 2021, we had cash of $549,040. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Binomial Lattice Model (see Note 9).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Following the consummation of our Initial Public Offering, the proceeds held in the trust account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of April 14, 2021, by and among Roth CH Acquisition II Co., Roth CH II Merger Sub Corp. and Reservoir Holdings, Inc.. (1)
10.1	Acquiror Support Agreement, dated as of April 14, 2021, by and among Roth CH Acquisition II Co. and Reservoir Holdings, Inc. and founding stockholders of Roth CH Acquisition II Co. (1)
10.2	Lockup Agreement, dated as of April 14, 2021, by and among Roth CH Acquisition II Co. and the Lockup Parties. (1)
10.3	Form of Subscription Agreement. (1)
10.4	Form of Registration Rights Agreement. (1)
10.5	Stockholders Agreement, dated as of April 14, 2021, by and among Roth CH Acquisition II Co., CHLM Sponsor-1 LLC and Reservoir Holdings, Inc. (1)
10.6	Amended and Restated Registration Rights Agreement, dated as of April 14, 2021, by and among Roth CH Acquisition II Co., the ROCC Insiders and holders of Reservoir Holding, Inc. equity securities. (1)
10.7	Commitment Letters. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*     Filed herewith.

**   Furnished.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 15, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROTH CH ACQUISITION II CO.

Date: May 24, 2021	By:	/s/ Byron Roth
	Name:	Byron Roth
	Title:	Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: May 24, 2021	By:	/s/ Gordon Roth
	Name:	Gordon Roth
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)