Form 10-Q
period 2021-06-30
Reservoir Media, Inc.
filed 2021-08-06
CIK 1824403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-39795

RESERVOIR MEDIA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	83-3584204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75 Varick Street

9th Floor

New York, New York 10013

(Address of principal executive offices)

(212) 675-0541

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	RSVR	The Nasdaq Stock Market LLC
Warrants	RSVRW	The Nasdaq Stock Market LLC

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

As of August 5, 2021, there were 64,069,253 shares of common stock, $0.0001 par value, of Reservoir Media, Inc. issued and outstanding.

RESERVOIR MEDIA, INC. (F/K/A ROTH CH ACQUISITION II CO.)

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

RESERVOIR MEDIA, INC. (F/K/A ROTH CH ACQUISITION II CO.)

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(unaudited)	(as Revised)
ASSETS
Current assets
Cash	$124,393	$696,567
Prepaid expenses	309,961	395,887
Total Current Assets	434,354	1,092,454

Cash and marketable securities held in Trust Account	115,015,688	115,006,613
TOTAL ASSETS	$115,450,042	$116,099,067

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$297,117	$83,654
Total current liabilities	297,117	83,654

Warrant liabilities	363,000	129,250
Total Liabilities	660,117	212,904

Commitments and Contingencies

Common stock subject to possible redemption; 11,500,000 and 11,088,616 shares at redemption value as of June 30, 2021 and December 31, 2020, respectively	115,000,000	110,886,160

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,150,000 and 3,561,384 shares issued and outstanding (excluding 11,500,000 and 11,088,616 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	315	357
Additional paid-in capital	1,008,811	5,122,609
Accumulated deficit	(1,219,201)	(122,963)
Total Stockholders’ Equity (Deficit)	(210,075)	5,000,003
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$115,450,042	$116,099,067

The accompanying notes are an integral part of the unaudited condensed financial statements.

RESERVOIR MEDIA, INC. (F/K/A ROTH CH ACQUISITION II CO.)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating and formation costs	$667,324	$—	$871,563	$85
Loss from operations	(667,324)	—	(871,563)	(85)

Other income (expense):
Interest earned on marketable securities held in Trust Account	2,867	—	9,075	—
Change in fair value of warrant liabilities	(184,250)	—	(233,750)	—
Other expense, net	(181,383)	—	(224,675)	—

Loss before income taxes	(848,707)	—	(1,096,238)	(85)
Benefit from (provision for) income taxes	—	—	—	—
Net loss	$(848,707)	$—	$(1,096,238)	$(85)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	11,063,863	—	11,076,171	—

Basic and diluted net loss per share, Common stock subject to possible redemption	$0.00	$0.00	$0.00	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	3,586,137	2,500,000	3,573,829	2,500,000

Basic and diluted net loss per share, Non-redeemable common stock	$(0.24)	$(0.00)	$(0.31)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

RESERVOIR MEDIA, INC. (F/K/A ROTH CH ACQUISITION II CO.)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – January 1, 2021	3,561,384	$357	$5,122,609	$(122,963)	$5,000,003

Common stock subject to possible redemption	24,753	2	247,528	—	247,530

Net loss	—	—	—	(247,531)	(247,531)

Balance – March 31, 2021	3,586,137	$359	$5,370,137	$(370,494)	$5,000,002

Change in value of common stock subject to possible redemption	(436,137)	(44)	(4,361,326)	—	(4,361,370)

Net loss	—	—	—	(848,707)	(848,707)

Balance – June 30, 2021	$3,150,000	$315	$1,008,811	$(1,219,201)	$(210,075)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2020	2,875,000	$288	$24,712	$(1,225)	$23,775

Net loss	—	—	—	(85)	(85)

Balance – March 31, 2020	2,875,000	$288	$24,712	$(1,310)	$23,690

Net income (loss)	—	—	—	—	—

Balance – June 30, 2020	$2,875,000	$288	$24,712	$(1,310)	$23,690

The accompanying notes are an integral part of the unaudited condensed financial statements.

RESERVOIR MEDIA, INC. (F/K/A ROTH CH ACQUISITION II CO.)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(1,096,238)	$(85)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(9,075)	—
Change in fair value of warrant liabilities	233,750	—
Changes in operating assets and liabilities:
Prepaid expenses	85,926	—
Accounts payable and accrued expenses	213,463	(225)
Net cash used in operating activities	(572,174)	(310)

Net Change in Cash	(572,174)	(310)
Cash – Beginning	696,567	25,000
Cash – Ending	$124,393	$24,690

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$4,113,840	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

RESERVOIR MEDIA, INC. (F/K/A ROTH CH ACQUISITION II CO.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Reservoir Media, Inc. (formerly known as Roth CH Acquisition II Co.) (the “Company”) was incorporated in Delaware on February 13, 2019. The Company is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. Unless the context otherwise requires, references to the “Company” mean (i) Reservoir Media, Inc., a Delaware corporation, and its consolidated subsidiaries following the consummation of the Business Combination (as defined below) and (ii) Roth CH Acquisition II Co., a Delaware corporation (“ROCC”), and its subsidiaries prior to the consummation of the Business Combination.

Business Combination and PIPE Investment

On July 28, 2021, the Company consummated the previously announced business combination pursuant to an agreement and plan of merger, dated as of April 14, 2021 (the “Merger Agreement”), by and among the Company, Roth CH II Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and Reservoir Holdings, Inc., a Delaware corporation (“Reservoir”). In connection with the consummation of the transactions contemplated by the Merger Agreement, Merger Sub was merged with and into Reservoir and, as a result, the separate corporate existence of Merger Sub ceased and Reservoir survived the merger as a wholly-owned subsidiary of the Company (the “Business Combination”). In addition, in connection with the consummation of the Business Combination, “Roth CH Acquisition II Co.” was renamed “Reservoir Media, Inc.”

In connection with the consummation of the Business Combination, an aggregate of 44,714,705 shares of common stock, $0.0001 par value, of Reservoir Media, Inc. (the “Company Common Stock”) was issued to the stockholders of Reservoir (the “Merger Consideration Shares”), resulting in the former stockholders of Reservoir owning approximately 69.8% of the Company following the consummation of the Business Combination.

In connection with the consummation of the Business Combination, holders of 10,295,452 shares of common stock, par value $0.0001 per share, of ROCC (the “ROCC Common Stock”) sold in its initial public offering consummated in December 2020 (the “Initial Public Offering”) properly exercised their right to have their shares of the ROCC Common Stock redeemed at a redemption price of approximately $10.00 per share, or approximately $103.0 million in the aggregate.

Pursuant to the subscription agreements entered into in connection with the Merger Agreement (collectively, the “Subscription Agreements”), certain accredited investors agreed to subscribe for an aggregate of 15,000,000 shares of the ROCC Common Stock at a purchase price of $10.00 per share for an aggregate purchase price of $150.0 million (the “PIPE Investment”). The Company consummated the PIPE Investment immediately prior to the consummation of the Business Combination.

The Company Common Stock and the Company’s warrants commenced trading on the Nasdaq Capital Market LLC under the symbols “RSVR” and “RSVRW,” respectively, on July 29, 2021, in lieu of the ROCC Common Stock and ROCC’s warrants, respectively. ROCC’s units have automatically separated into the ROCC Common Stock and ROCC’s warrants and ceased trading separately on the Nasdaq Capital Market LLC following the consummation of the Business Combination.

Business Prior to the Business Combination

All activity for the period from February 13, 2019 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”) and a business combination with Reservoir.

The registration statement for the Initial Public Offering was declared effective on December 10, 2020. On December 15, 2020, the Company consummated the Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000, which is described in Note 3.

RESERVOIR MEDIA, INC. (F/K/A ROTH CH ACQUISITION II CO.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Following the closing of the Initial Public Offering on December 15, 2020, an amount of $115,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (the “Trust Account”), located in the United States and will be held in cash items or invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the COVID-19 pandemic could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual report on Form 10-K, as filed with the SEC on March 29, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.

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

RESERVOIR MEDIA, INC. (F/K/A ROTH CH ACQUISITION II CO.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. Interest income is recognized when earned. The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act. Upon the closing of the Initial Public Offering and the Private Placement, $115 million was placed in the Trust Account and invested in money market funds that invest in U.S. government securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

RESERVOIR MEDIA, INC. (F/K/A ROTH CH ACQUISITION II CO.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

RESERVOIR MEDIA, INC. (F/K/A ROTH CH ACQUISITION II CO.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2021 and 2020, due to the valuation allowance recorded on the Company’s net operating losses.

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

The Company’s statements of operations include a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

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

RESERVOIR MEDIA, INC. (F/K/A ROTH CH ACQUISITION II CO.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2021	2020	2021	2020
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$2,867	$—	$9,075	$—
Unrealized gain on marketable securities held in Trust Account	—	—	—	—
Less: interest available to be withdrawn for payment of taxes	(2,867)	—	(9,075)	—
Net income	$—	$—	$—	$—

Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	11,063,863	—	11,076,171	—
Basic and diluted net income (loss) per share, Common stock subject to possible redemption	$0.00	$0.00	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(848,707)	$—	$(1,096,238)	$(85)
Net income allocable to Common stock subject to possible redemption	—	—	—	—
Non-Redeemable Net Loss	$(848,707)	$—	$(1,096,238)	$(85)

Denominator: Weighted Average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	3,586,137	2,500,000	3,573,829	2,500,000
Basic and diluted net income (loss) per share, Non-redeemable common stock	$(0.24)	$0.00	$(0.31)	$0.00

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

RESERVOIR MEDIA, INC. (F/K/A ROTH CH ACQUISITION II CO.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

RESERVOIR MEDIA, INC. (F/K/A ROTH CH ACQUISITION II CO.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In February 2019, the Initial Stockholders purchased an aggregate of 100 shares of the Company’s common stock for an aggregate price of $25,000. On June 29, 2020, the Company effected a stock dividend of 43,125 shares of common stock for each share of common stock outstanding, resulting in an aggregate of 4,312,500 shares of common stock being held by the Initial Stockholders. On August 31, 2020, the Initial Stockholders transferred back to the Company 1,437,500 shares of common stock, for nominal consideration, which shares were cancelled, resulting in there being an aggregate of 2,875,000 shares of common stock outstanding and being held by the Initial Stockholders (the “Founder Shares”). That same day, CHLM Sponsor-1 LLC, an entity affiliated with Craig-Hallum Capital Group LLC, and certain of the Company’s directors, officers and affiliates of the Company’s management team purchased from CR Financial Holdings, Inc. an aggregate of 745,840 shares for an aggregate purchase price of $6,486. All share and per-share amounts have been retroactively restated to reflect the stock dividend and cancellation. The Founder’s Shares included an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the Private Shares and the Private Shares underlying the Private Warrants). As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.

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

RESERVOIR MEDIA, INC. (F/K/A ROTH CH ACQUISITION II CO.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest. As of June 30, 2021 and December 31, 2020 there were no amounts outstanding under the Working Capital Loans.

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

RESERVOIR MEDIA, INC. (F/K/A ROTH CH ACQUISITION II CO.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Merger Agreement and PIPE Investment

On April 14, 2021, the Company entered into the Merger Agreement with Merger Sub, a Delaware corporation and a wholly-owned subsidiary of the Company, and Reservoir. On July 28, 2021, in connection with the consummation of the transactions contemplated by the Merger Agreement, Merger Sub was merged with and into Reservoir and, as a result, the separate corporate existence of Merger Sub ceased and Reservoir survived the merger as a wholly-owned subsidiary of the Company. In addition, in connection with the consummation of the Business Combination, “Roth CH Acquisition II Co.” was renamed “Reservoir Media, Inc.”

Immediately prior to the effective time of the Business Combination (the “Effective Time”), each share of Series A preferred stock, par value $0.00001 per share, of Reservoir that was issued and outstanding immediately prior to the Effective Time was automatically converted immediately prior to the Effective Time into a number of shares of common stock, par value $0.00001 per share, of Reservoir (the “Reservoir Common Stock”) at the then-effective conversion rate as calculated pursuant to Reservoir’s second amended and restated certificate of incorporation as in effect as of the Effective Time (the “Reservoir Holdings Preferred Stock Conversion”). At the Effective Time (and, for the avoidance of doubt, following the Reservoir Preferred Stock Conversion):

●	each share of the Reservoir Common Stock (including the Reservoir Common Stock resulting from the Reservoir Preferred Stock Conversion) that was issued and outstanding immediately prior to the Effective Time (other than any shares held in treasury immediately prior to the consummation of the Business Combination) was canceled and converted into the right to receive 196.06562028646 shares of the Company Common Stock;
●	each share of the Reservoir Common Stock held in the treasury of Reservoir immediately prior to the Effective Time, if any, was cancelled without any conversion thereof and no payment or distribution was made with respect thereto;
●	each share of common stock of Merger Sub, par value $0.0001 per share, issued and outstanding immediately prior to the Effective Time was converted into and exchanged for one validly issued, fully paid and non-assessable share of the Reservoir Common Stock; and
●	each option to acquire a share of the Reservoir Common Stock pursuant to the Reservoir Holdings, Inc. 2019 Long Term Incentive Plan (a “Reservoir Option”) that was outstanding immediately prior to the Effective Time was converted into an option to purchase a number of shares of the Company Common Stock equal to the product (rounded down to the nearest whole number) of (x) the number of shares of the Reservoir Common Stock subject to such Reservoir Option immediately prior to the Effective Time and (y) the exchange ratio of 196.06562028646 at an exercise price per share (rounded up to the nearest whole cent) equal to (A) the exercise price per share of such Reservoir Option immediately prior to the Effective Time divided by (B) exchange ratio of 196.06562028646.

In connection with the consummation of the Business Combination, an aggregate of 44,714,705 shares of the Company Common Stock was issued to the stockholders of Reservoir, resulting in the former stockholders of Reservoir owning approximately 69.8% of the Company following the consummation of the Business Combination, on an as exchanged basis, which constituted a majority interest in the Company following the consummation of the Business Combination.

RESERVOIR MEDIA, INC. (F/K/A ROTH CH ACQUISITION II CO.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

In connection with the consummation of the Business Combination, holders of 10,295,452 shares of the ROCC Common Stock sold in the Initial Public Offering properly exercised their right to have their shares of the ROCC Common Stock redeemed at a redemption price of approximately $10.00 per share, or approximately $103.0 million in the aggregate.

Pursuant to the Subscription Agreements entered into in connection with the Merger Agreement, certain accredited investors agreed to subscribe for an aggregate of 15,000,000 shares of the ROCC Common Stock at a purchase price of $10.00 per share for an aggregate purchase price of $150.0 million. The Company consummated the PIPE Investment immediately prior to the consummation of the Business Combination.

The Company Common Stock and the Company’s warrants commenced trading on the Nasdaq Capital Market LLC under the symbols “RSVR” and “RSVRW,” respectively, on July 29, 2021, in lieu of the ROCC Common Stock and ROCC’s warrants, respectively. ROCC’s units have automatically separated into the ROCC Common Stock and ROCC’s warrants and ceased trading separately on the Nasdaq Capital Market LLC following the consummation of the Business Combination.

NOTE 7 — STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At June 30, 2021 and December 31, 2020, there were 3,150,000 and 3,561,384 shares of common stock issued and outstanding, excluding 11,500,000 and 11,088,616 shares of common stock subject to possible redemption, respectively.

The Company determined the common stock subject to redemption to be equal to the redemption value of approximately $10.00 per share of common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Upon considering the impact of the PIPE Investment and the Subscription Agreements, it was concluded that the redemption value should include all the Public Shares resulting in the common stock subject to possible redemption being equal to $115,000,000. This resulted in a measurement adjustment to the initial carrying value of the common stock subject to redemption with the offset recorded to additional paid-in capital and accumulated deficit.

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

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●in whole and not in part;
●	at a price of $0.01 per warrant;
●	at any time after the warrants become exercisable;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder;

RESERVOIR MEDIA, INC. (F/K/A ROTH CH ACQUISITION II CO.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

RESERVOIR MEDIA, INC. (F/K/A ROTH CH ACQUISITION II CO.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2021	2020
Assets:
Marketable securities held in Trust Account	1	$115,015,688	$115,006,613

Liabilities
Warrant liabilities – Private Placement Warrants	3	$363,000	$129,250

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying June 30, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

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

There were no transfers between Levels 1, 2 or 3 during the three and six months ended June 30, 2021.

RESERVOIR MEDIA, INC. (F/K/A ROTH CH ACQUISITION II CO.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table provides quantitative information regarding Level 3 fair value measurements:

	At	As of
	December 31,	June 30,
	2020	2021
Stock price	$9.54	$9.93
Strike price	$11.50	$11.50
Volatility	17.5%	35.6%
Risk-free rate	0.41%	0.84%
Dividend yield	0.0%	0.0%
Fair value of warrants	$0.94	$2.64

The following table presents the changes in the fair value of warrant liabilities:

Warrant Liabilities
Fair value as of December 31, 2020	$129,250
Change in valuation inputs or other assumptions	233,750
Fair value as of June 30, 2021	363,000

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than the Company’s name change and the consummation of the Business Combination as disclosed in Note 1, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Roth CH Acquisition II Co. prior to the consummation of the Business Combination and Reservoir Media, Inc. following the consummation of the Business Combination. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We formed under the laws of the State of Delaware on February 13, 2019. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses, which we refer to herein as our “Business Combination.”

Business Combination

On April 14, 2021, we entered into the Merger Agreement with Merger Sub, a Delaware corporation and our wholly-owned subsidiary, and Reservoir. On July 28, 2021, in connection with the consummation of the transactions contemplated by the Merger Agreement, Merger Sub was merged with and into Reservoir and, as a result, the separate corporate existence of Merger Sub ceased and Reservoir survived the merger as our wholly-owned subsidiary. In addition, in connection with the consummation of the Business Combination, “Roth CH Acquisition II Co.” was renamed “Reservoir Media, Inc.”

Results of Operations

Our only activities from February 13, 2019 (inception) through June 30, 2021 were organizational activities, those necessary to consummate the Initial Public Offering, described below, identifying a target company for a Business Combination and negotiating the terms of the Merger Agreement with Reservoir. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net loss of $848,707, which consists of formation and operational costs of $667,324 and change in fair value of warrant liability of $184,250, offset by interest earned on marketable securities held in the Trust Account of $2,867.

For the six months ended June 30, 2021, we had net loss of $1,096,238, which consists of formation and operational costs of $871,563 and change in fair value of warrant liability of $233,750, offset by interest earned on marketable securities held in the Trust Account of $9,075.

For the six months ended June 30, 2020, we had net loss of $85, which consisted exclusively of formation and operational costs.

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

For the six months ended June 30, 2021, cash used in operating activities was $572,174. Net loss of $1,096,238 was offset by fair value of change in warrant liability of $233,750 and interest earned on marketable securities held in the Trust Account of $9,075. Changes in operating assets and liabilities provided $299,389 of cash for operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $115,015,688 consisting of securities held in a money market fund that invests in U.S Treasury securities with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of June 30, 2021, we had cash of $124,393. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to make disclosures under this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no unregistered sales of equity securities during the three and six months ended June 30, 2021 which have not been previously disclosed a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

2.1†

Agreement and Plan of Merger, dated as of April 14, 2021, by and among Roth CH Acquisition II Co., Roth CH II Merger Sub Corp. and Reservoir Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Roth CH Acquisition II Co.’s Current Report on Form 8-K filed with the SEC on April 15, 2021).†

4.1

Stockholders Agreement, dated as of April 14, 2021, by and among Roth CH Acquisition II Co., Reservoir Holdings, Inc. and CHLM Sponsor-1 LLC (incorporated by reference to Exhibit 10.5 to Roth CH Acquisition II Co.’s Current Report on Form 8-K filed with the SEC on April 15, 2021).

4.2

Lockup Agreement, dated as of April 14, 2021, by and among Roth CH Acquisition II Co. and Reservoir Holdings, Inc.’s executive officers and securityholders (incorporated by reference to Exhibit 10.2 to Roth CH Acquisition II Co.’s Current Report on Form 8-K filed with the SEC on April 15, 2021).

10.1

Amended and Restated Registration Rights Agreement, dated as of April 14, 2021, by and among Roth CH Acquisition II Co., Roth CH Acquisition II Co.’s executive officers, directors and securityholders and Reservoir Holdings, Inc.’s securityholders (incorporated by reference to Exhibit 10.6 to Roth CH Acquisition II Co.’s Current Report on Form 8-K filed with the SEC on April 15, 2021).

10.2

Form of Subscription Agreement, dated as of April 14, 2021, entered into by Roth CH Acquisition II Co. in connection with the PIPE Investment (incorporated by reference to Exhibit 10.3 to Roth CH Acquisition II Co.’s Current Report on Form 8-K filed with the SEC on April 15, 2021).

10.3

Form of Registration Rights Agreement, dated as of April 14, 2021, entered into by Roth CH Acquisition II Co. in connection with the PIPE Investment (incorporated by reference to Exhibit 10.4 to Roth CH Acquisition II Co.’s Current Report on Form 8-K filed with the SEC on April 15, 2021).

10.4

Acquiror Support Agreement, dated as of April 14, 2021, by and among Roth CH Acquisition II Co., Reservoir Holdings, Inc. and Roth CH Acquisition II Co.’s executive officers, directors and securityholders (incorporated by reference to Exhibit 10.1 to Roth CH Acquisition II Co.’s Current Report on Form 8-K filed with the SEC on April 15, 2021).

10.5

Letter of Employment, dated April 1, 2021, by and between Reservoir Media Management, Inc. and Golnar Khosrowshahi (incorporated by reference to Exhibit 10.13 to Roth CH Acquisition II Co.’s Registration Statement on Form S-1 filed with the SEC on July 1, 2021).

10.6

Amended and Restated Letter of Employment, dated April 1, 2021, by and between Reservoir Media Management, Inc. and Rell Lafargue (incorporated by reference to Exhibit 10.14 to Roth CH Acquisition II Co.’s Registration Statement on Form S-1 filed with the SEC on July 1, 2021).

10.7

Amended Letter of Employment, dated April 1, 2021, by and between Reservoir Media Management, Inc. and Jim Heindlmeyer (incorporated by reference to Exhibit 10.15 to Roth CH Acquisition II Co.’s Registration Statement on Form S-1 filed with the SEC on July 1, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

No.	Description of Exhibit

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).
*	Filed herewith.
**	Furnished.
†

Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules or exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESERVOIR MEDIA, INC.

Date: August 6, 2021	By:	/s/ Golnar Khosrowshahi
	Name:	Golnar Khosrowshahi
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2021	By:	/s/ Jim Heindlmeyer
	Name:	Jim Heindlmeyer
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)