Form 10-Q
period 2021-09-30
Reservoir Media, Inc.
filed 2021-11-09
CIK 1824403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-39795

RESERVOIR MEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	83-3584204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75 Varick Street

9th Floor

New York, New York 10013

(Address of principal executive offices, including zip code)

(212) 675-0541

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share (the “Common Stock”)	RSVR	The Nasdaq Stock Market LLC
Warrants to purchase one share of Common Stock, each at an exercise price of $11.50 per share	RSVRW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 1, 2021, there were 64,069,253 shares of Common Stock of Reservoir Media, Inc. issued and outstanding.

RESERVOIR MEDIA, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In U.S. dollars, except share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues	$30,435,488	$20,985,117	$47,153,638	$34,629,310
Costs and expenses:
Cost of revenue	12,091,903	8,228,951	19,784,290	14,132,243
Amortization and depreciation	4,777,683	3,859,268	8,856,928	7,289,136
Administration expenses	5,654,840	3,579,348	10,319,670	6,583,982
Total costs and expenses	22,524,426	15,667,567	38,960,888	28,005,361

Operating income	7,911,062	5,317,550	8,192,750	6,623,949

Interest expense	(2,728,825)	(2,201,090)	(5,507,877)	(4,408,786)
Gain (loss) on foreign exchange	193,260	(91,333)	174,939	(207,260)
Gain on fair value of swaps	677,730	661,570	1,225,218	407,289
Interest and other income	287	67	355	4,845
Income before income taxes	6,053,514	3,686,764	4,085,385	2,420,037
Income tax expense	1,575,325	899,586	1,064,679	577,663
Net income	4,478,189	2,787,178	3,020,706	1,842,374
Net loss attributable to noncontrolling interests	77,508	44,631	131,491	103,421
Net income attributable to Reservoir Media, Inc.	$4,555,697	$2,831,809	$3,152,197	$1,945,795

Earnings per common share (Note 14):
Basic	$0.08	$0.06	$0.06	$0.04
Diluted	$0.08	$0.06	$0.06	$0.04

Weighted average common shares outstanding (Note 14):
Basic	53,641,984	28,539,299	41,159,228	28,207,901
Diluted	58,992,972	44,714,705	52,231,699	44,383,307

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In U.S. dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$4,478,189	$2,787,178	$3,020,706	$1,842,374
Other comprehensive income (loss):
Translation adjustments	(1,779,437)	4,337	(1,564,295)	1,978,989
Total comprehensive income	2,698,752	2,791,515	1,456,411	3,821,363
Comprehensive loss attributable to noncontrolling interests	77,508	44,631	131,491	103,421
Total comprehensive income attributable to Reservoir Media, Inc.	$2,776,260	$2,836,146	$1,587,902	$3,924,784

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars, except share data)

(Unaudited)

	September 30,	March 31,
	2021	2021
Assets
Current assets
Cash and cash equivalents	$12,771,926	$9,209,920
Accounts receivable	19,329,072	15,813,384
Current portion of royalty advances	12,772,425	12,840,855
Inventory and prepaid expenses	4,406,145	1,406,379
Total current assets	49,279,568	39,270,538

Intangible assets, net	511,091,322	393,238,010
Investment in equity affiliates	3,993,984	1,591,179
Royalty advances, net of current portion	36,324,858	28,741,225
Property, plant and equipment, net	273,723	321,766
Other assets	740,946	781,735
Total assets	$601,704,401	$463,944,453

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$5,326,502	$3,316,768
Royalties payable	17,448,203	14,656,566
Accrued payroll	627,046	1,634,852
Deferred revenue	1,310,414	1,337,987
Other current liabilities	8,626,012	2,615,488
Amounts due to related parties (Note 11)	100,596	290,172
Current portion of loans and secured notes payable	—	1,000,000
Income taxes payable	490,713	533,495
Total current liabilities	33,929,486	25,385,328

Loans and secured notes payable	203,937,323	211,531,875
Deferred income taxes	20,569,924	19,735,537
Fair value of swaps	3,341,319	4,566,537
Other liabilities	1,120,769	6,739,971
Total liabilities	262,898,821	267,959,248

Contingencies and commitments (Note 16)

Shareholders’ Equity
Preferred stock, $0.0001 par value 75,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2021; 98,032,767 shares authorized, 16,175,413 shares issued and outstanding at March 31, 2021	—	81,632,500
Common stock, $0.0001 par value; 750,000,000 shares authorized, 64,069,253 issued and outstanding at September 30, 2021; 196,065,534 shares authorized, 28,539,311 shares issued and outstanding at March 31, 2021	6,407	2,854
Additional paid-in capital	333,489,211	110,496,300
Retained earnings	3,903,693	751,496
Accumulated other comprehensive income	532,063	2,096,358
Total Reservoir Media, Inc. shareholders’ equity	337,931,374	194,979,508
Noncontrolling interest	874,206	1,005,697
Total shareholders’ equity	338,805,580	195,985,205
Total liabilities and shareholders’ equity	$601,704,401	$463,944,453

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In U.S. dollars, except share data)

(Unaudited)

	For the Three and Six Months Ended September 30, 2021
	Preferred Stock		Common Stock
						Retained	Accumulated
						earnings	other
					Additional	(accumulated	comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Shares	Amount	paid-in capital	deficit)	income (loss)	interests	equity
Balance, March 31, 2021	82,500	$81,632,500	145,560	$1	$110,499,153	$751,496	$2,096,358	$1,005,697	$195,985,205
Retrospective application of reverse recapitalization	16,092,906	—	28,393,739	2,853	(2,853)	—	—	—	—
Balance, March 31, 2021 after effect of reverse recapitalization conversion	16,175,406	$81,632,500	28,539,299	$2,854	$110,496,300	$751,496	$2,096,358	$1,005,697	$195,985,205
Share-based compensation	—	—	—	—	25,675	—	—	—	25,675
Net loss	—	—	—	—	—	(1,403,500)	—	(53,983)	(1,457,483)
Other comprehensive income	—	—	—	—	—	—	215,142	—	215,142
Balance, June 30, 2021	16,175,406	$81,632,500	28,539,299	$2,854	$110,521,975	$(652,004)	$2,311,500	$951,714	$194,768,539
RHI Preferred Stock Conversion	(16,175,406)	(81,632,500)	16,175,406	1,618	81,630,882	—	—	—	—
Business Combination and PIPE Investment, net of transaction costs	—	—	19,354,548	1,935	141,144,876	—	—	—	141,146,811
Share-based compensation	—	—	—	—	191,478	—	—	—	191,478
Net income (loss)	—	—	—	—	—	4,555,697	—	(77,508)	4,478,189
Other comprehensive loss	—	—	—	—	—	—	(1,779,437)	—	(1,779,437)
Balance, September 30, 2021	—	$—	64,069,253	$6,407	$333,489,211	$3,903,693	$532,063	$874,206	$338,805,580

	For the Three and Six Months Ended September 30, 2020
	Preferred Stock		Common Stock
						Retained	Accumulated
						earnings	other
					Additional	(accumulated	comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Shares	Amount	paid-in capital	deficit)	income (loss)	interests	equity
Balance, March 31, 2020	82,500	$81,632,500	140,227	$1	$102,423,444	$(9,537,465)	$(4,385,615)	$959,024	$171,091,889
Retrospective application of reverse recapitalization	16,092,906	—	27,353,454	2,734	(2,734)	—	—	—	—
Balance, March 31, 2020 after effect of reverse recapitalization conversion	16,175,406	$81,632,500	27,493,681	$2,735	$102,420,710	$(9,537,465)	$(4,385,615)	$959,024	$171,091,889
Issuance of common shares	—	—	1,045,618	104	7,972,906	—	—	—	7,973,010
Share-based compensation	—	—	—	—	25,674	—	—	—	25,674
Net loss	—	—	—	—	—	(886,014)	—	(58,790)	(944,804)
Other comprehensive income	—	—	—	—	—	—	1,974,652	—	1,974,652
Balance, June 30, 2020	16,175,406	$81,632,500	28,539,299	$2,839	$110,419,290	$(10,423,479)	$(2,410,963)	$900,234	$180,120,421
Share-based compensation	—	—	—	—	25,675	—	—	—	25,675
Net income (loss)	—	—	—	—	—	2,831,809	—	(44,631)	2,787,178
Other comprehensive income	—	—	—	—	—	—	4,337	—	4,337
Balance, September 30, 2020	16,175,406	$81,632,500	28,539,299	$2,839	$110,444,965	$(7,591,670)	$(2,406,626)	$855,603	$182,937,611

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

(Unaudited)

	Six Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$3,020,706	$1,842,374
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	8,780,146	7,176,770
Depreciation of property, plant and equipment	76,782	112,366
Share-based compensation	217,153	51,349
Non-cash interest charges	591,795	380,695
Gain on fair value of swaps	(1,225,218)	(407,289)
Dividend from equity affiliates	23,896	25,562
Deferred income taxes	834,387	405,136
Changes in operating assets and liabilities:
Accounts receivable	(3,515,688)	120,846
Inventory and prepaid expenses	(2,999,766)	(477,050)
Royalty advances	(7,515,203)	(4,495,264)
Other assets	—	71,277
Accounts payable and accrued expenses	3,466,757	1,527,624
Income tax payable	(42,782)	451,860
Net cash provided by operating activities	1,712,965	6,786,256
Cash flows from investing activities:
Purchases of music catalogs	(125,902,112)	(85,921,308)
Investment in equity affiliates	(2,464,487)	—
Purchase of property, plant and equipment	(28,739)	(36,686)
Net cash used for investing activities	(128,395,338)	(85,957,994)
Cash flows from financing activities:
Issuance of common shares, net of issuance costs	—	7,973,010
Proceeds from Business Combination and PIPE Investment, net of issuance costs	141,146,811	—
Proceeds from secured line of credit	67,554,867	20,800,000
Repayments of secured line of credit	(55,000,000)	—
Repayments of secured loans	(18,500,000)	(500,000)
Deferred financing costs paid	(3,241,214)	(325,968)
Repayments of related party loans	(81,103,196)	—
Draws on related party loans	80,913,620	292,102
Net cash provided by financing activities	131,770,888	28,239,144
Foreign exchange impact on cash	(1,526,509)	2,001,574
Increase (decrease) in cash and cash equivalents	3,562,006	(48,931,020)
Cash and cash equivalents, beginning of period	9,209,920	58,240,123
Cash and cash equivalents, end of period	$12,771,926	$9,309,103

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

Reservoir Media, Inc. (formerly known as Roth CH Acquisition II Co. (“ROCC”)), a Delaware corporation (the “Company”), is an independent music company based in New York City, New York and with offices in Los Angeles, Nashville, Toronto, London and Abu Dhabi.

On July 28, 2021 (the “Closing Date”), ROCC consummated the acquisition of Reservoir Holdings, Inc., a Delaware corporation (“RHI”), pursuant to the agreement and plan of merger, dated as of April 14, 2021 (the “Merger Agreement”), by and among ROCC, Roth CH II Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of ROCC (“Merger Sub”), and RHI. On the Closing Date, Merger Sub merged with and into RHI, with RHI surviving the merger as a wholly-owned subsidiary of ROCC (the “Business Combination”). In connection with the consummation of the Business Combination, “Roth CH Acquisition II Co.” was renamed “Reservoir Media, Inc.” effective as of the Closing Date.  The common stock, $0.0001 par value per share, of the Company (the “Common Stock”) and warrants are traded on The Nasdaq Stock Market LLC (“NASDAQ”) under the ticker symbols “RSVR” and “RSVRW,” respectively.

The Business Combination was accounted for as a reverse recapitalization, with RHI determined to be the accounting acquirer and the Company as the acquired company for accounting purposes. All historical financial information presented in the unaudited condensed consolidated financial statements represents the accounts of RHI and its consolidated subsidiaries as if RHI is the predecessor to the Company. See Note 3, “Business Combination and PIPE Investment” for additional information with respect to the Business Combination and related transactions.

The Company’s activities are organized into two operating segments: Music Publishing and Recorded Music. Operations of the Music Publishing segment involve the acquisition of interests in music catalogs from which royalties are earned as well as signing songwriters to exclusive agreements which give the Company an interest in the future delivery of songs. The publishing catalog includes ownership or control rights to more than 130,000 musical compositions that span across historic pieces, motion picture scores and current award-winning hits. Operations of the Recorded Music segment involve the acquisition of sound recording catalogs as well as the discovery and development of recording artists and the marketing, distribution, sale and licensing of the music catalog. The Recorded Music operations are primarily conducted through the Chrysalis Records platform and Tommy Boy Music, LLC (“Tommy Boy”), acquired in June 2021, and include the ownership of over 36,000 sound recordings. See Note 5, “Acquisitions” for additional information with respect to the Tommy Boy acquisition.

COVID-19 Pandemic

In March 2020, the World Health Organization characterized the coronavirus (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of COVID-19 and the continuously evolving responses to combat it have had a negative impact on the global economy.

The Company has evaluated and continues to evaluate the potential impact of the COVID-19 pandemic on its consolidated financial statements. Government-imposed restrictions and general behavioral changes in response to the pandemic adversely affected the Company’s results of operations for the three and six months ended September 30, 2021 and 2020. This included performance revenue generated from retail, restaurants, bars, gyms and live shows, synchronization revenue, and the release schedule of physical product. Even as government restrictions are lifted and consumer behavior starts to return to pre-pandemic norms, it is unclear for how long and to what extent the Company’s operations will continue to be affected.

Although the Company has not made material changes to any estimates or judgments that impact its consolidated financial statements as a result of COVID-19, the extent to which the COVID-19 pandemic may impact the Company will depend on future developments, which are highly uncertain and cannot be predicted. Future developments surrounding the COVID-19 pandemic could negatively affect the Company’s operating results, including reductions in revenue and cash flow and could impact the Company’s impairment assessments of accounts receivable or intangible assets, which may be material to our consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Paycheck Protection Program Loan

During the six months ended September 30, 2020, the Company borrowed $616,847 (the “PPP Loan”) under the Paycheck Protection Program (the “PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act of 2020, as amended (the “CARES Act”), provided loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. In accordance with the terms of the PPP, the Company applied for and received confirmation of loan forgiveness for the entire amount borrowed under the PPP.

The Company accounted for the PPP Loan as an in-substance government grant because it expected to meet the PPP Loan eligibility criteria and concluded that the loan represented, in substance, a grant that was expected to be forgiven. Proceeds from the PPP Loan were initially recognized as a deferred income liability and presented as an operating activity within the Company’s consolidated statement of cash flows. Subsequently, the Company reduced this liability and recognized a reduction in payroll expenses on a systematic basis over the period in which the related costs for which the PPP Loan was intended were incurred. No interest for the PPP Loan was recognized in the Company’s consolidated financial statements.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiaries and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. All intercompany transactions and balances have been eliminated in these condensed consolidated financial statements. Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s audited financial statements as of and for the fiscal years ended March 31, 2021 and 2020.

The condensed consolidated balance sheet of the Company as of March 31, 2021, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by US GAAP on an annual reporting basis.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for the three and six months ended September 30, 2021 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending March 31, 2022 or any other period.

The following include significant accounting policies that have been adopted by the Company:

Use of Significant Accounting Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. Significant estimates are used for, but not limited to, determining useful lives of intangible assets, intangible asset recoverability and impairment and accrued revenue. Actual results could differ from these estimates.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Foreign Currencies

The Company has determined the U.S. dollar to be the functional currency of the Company and certain subsidiaries as it is the currency of the primary economic environment in which the companies operate while other subsidiaries have been determined to have the British Pound as their functional currencies.

Monetary assets and liabilities denominated in foreign currencies other than the functional currency are translated into the respective functional currencies at the exchange rate in effect at the balance sheet date and non-monetary assets and liabilities at the exchange rates in effect at the time of acquisition or issue. Revenues and expenses are translated at rates approximating the exchange rates in effect at the time of the transactions. All exchange gains and losses are included in operations.

Financial statements of subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using the current rate method. Under this method, assets and liabilities are translated at the rate of exchange in effect at the balance sheet date. Revenue and expenses are translated at the average rate of exchange for the fiscal year. Exchange gains and losses are deferred and reflected on the balance sheet in accumulated other comprehensive income and subsequently recognized in income upon substantial disposal of the net investment in the foreign operation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

Accounts Receivable

Credit is extended to customers based upon an evaluation of the customer’s financial condition.  The time between the Company’s issuance of an invoice and payment due date is not significant. Customer payments that are not collected in advance of the transfer of promised services or goods are generally due 30-60 days from the invoice date. The Company monitors customer credit risk related to accounts receivable and, when deemed necessary, maintains a provision for estimated uncollectible accounts, which is estimated based on historical experience, aging trends and, in certain cases, management judgments about specific customers. Based on this analysis, the Company did not record a provision for estimated uncollectible accounts as of September 30, 2021 or March 31, 2021.

Concentrations of Credit Risk

Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed upon contractual payment obligations.

In the Music Publishing segment, the Company collects a significant portion of its royalties from global copyright collecting societies. Collecting societies and associations are generally not-for-profit organizations that represent composers, songwriters and music publishers. These organizations seek to protect the rights of their members by licensing, collecting license fees and distributing royalties for the use of the members’ works. The Company does not believe there is any significant collection risk from such societies and associations.

In the Recorded Music segment, the majority of the revenue is collected from the Company’s distribution partners, rather than directly from the customers. These distribution partners primarily pay through the revenue to the Company on a monthly basis. The Company routinely assesses the financial strength of its distribution partners and the Company does not believe there is any significant collection risk.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Acquisitions and Business Combinations

In conjunction with each acquisition transaction, the Company assesses whether the transaction should follow accounting guidance applicable to an asset acquisition or a business combination. This assessment requires an evaluation of whether the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, resulting in an asset acquisition or, if not, resulting in a business combination. If treated as an asset acquisition, the asset is recorded in accordance with the Company’s intangible asset policy and related acquisition costs are capitalized as part of the asset.

In a business combination, the Company recognizes identifiable assets acquired, liabilities assumed, and non-controlling interests at their fair values at the acquisition date. Any consideration paid in excess of the net fair value of the identifiable assets and liabilities acquired in a business combination is recorded to goodwill and acquisition-related costs are expensed as incurred.

Intangible Assets

Intangible assets consist primarily of publishing and recorded music catalogs. Intangible assets are recorded at fair value in a business combination and relative fair value in an asset acquisition. Intangible assets are amortized over their expected useful lives using the straight-line method.

The Company periodically reviews the carrying value of its amortizable intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable or that the lives assigned may no longer be appropriate. To the extent the estimated future cash inflows attributable to the asset, less estimated future cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. If the Company determines that events and circumstances warrant a revision to the remaining period of amortization, an asset’s remaining useful life would be changed, and the remaining carrying amount of the asset would be amortized prospectively over that revised remaining useful life.

Goodwill

The Company had $402,067 of goodwill as of September 30, 2021 and March 31, 2021, which is classified with “Other assets” in the Company’s condensed consolidated balance sheets. All of the goodwill arose in connection with an acquisition on December 29, 2019 and has been assigned to a reporting unit within the Music Publishing segment. There were no impairments, disposals or other acquisitions of goodwill in the six months ended September 30, 2021 and 2020.

Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The Company evaluates goodwill for potential impairment on an annual basis on the first day of the fiscal fourth quarter (January 1), or at other times during the year if events or circumstances indicate that it is more-likely-than-not (greater than 50%) that the fair value of a reporting unit is below the carrying amount.

In reviewing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the estimated fair value of a reporting unit is less than its carrying amount.  If the Company elects to bypass the qualitative assessment for any reporting unit, or if a qualitative assessment indicates it is more-likely-than-not that the estimated fair value of a reporting unit is less than its carrying amount, the Company performs a quantitative goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount. If the fair value of the reporting unit is less than its carrying amount, the Company will measure any goodwill impairment loss as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Investments in Equity Affiliates

The Company accounts for investments in affiliates using the equity method of accounting when it has significant influence over an affiliate’s operations. The Company’s share of investee’s net income or loss and basis difference amortization is classified as “Interest and other income” in the consolidated statements of income.

Deferred Revenue

Deferred revenue principally relates to fixed fees and minimum guarantees received in advance of the Company’s performance or usage by the licensee. Reductions in deferred revenue are a result of the Company’s performance under the contract or usage by the licensee.

Deferred Finance Costs

Deferred finance costs are amortized on an effective interest basis over the term of the related obligation. Deferred finance charges are netted against the loans. See Note 8, “Loans” for additional information with respect to the Company’s financing arrangements.

Deferred Charges

Deferred charges consist of direct costs incurred in connection with the potential acquisition of entertainment interests in music compositions pursued by the Company. Such costs are deferred when closing of the transaction is deemed probable and are added to the cost of the asset once acquired or expensed if the acquisition does not proceed.

Revenues

The Company recognizes revenue when, or as, control of the promised services or goods is transferred to its customers and in an amount that reflects the consideration the Company is contractually due in exchange for those services or goods.

Music Publishing

Music Publishing revenues are earned in the form of royalties relating to the licensing of rights in musical compositions and the sale of published sheet music and songbooks. Royalties principally relate to amounts earned from the public performance of musical compositions, the mechanical reproduction of musical compositions on recorded media including digital formats and the use of musical compositions in synchronization with visual images. Music publishing royalties, except for synchronization royalties, are recognized when the sale or usage occurs. The most common form of consideration for publishing contracts is sales- and usage-based royalties. The collecting societies submit usage reports, typically with payment for royalties due, often on a quarterly or biannual reporting period, in arrears. Royalties are recognized as the sale or usage occurs based upon usage reports when these reports are available for the reporting period or estimates of royalties based on historical data, such as recent royalties reported, company-specific information with respect to changes in repertoire, industry information and other relevant trends when usage reports are not available for the reporting period. Synchronization revenue is recognized as revenue when control of the license is transferred to the customer.

Recorded Music

Revenues from the sale or license of Recorded Music products through digital distribution channels are recognized when the sale or usage occurs based on usage reports received from the customer. Digital licensing contracts are generally long-term with consideration in the form of sales- and usage-based royalties that are primarily received monthly. For certain licenses where the consideration is fixed and the intellectual property being licensed is static, revenue is recognized at the point in time when control of the licensed content is transferred to the customer.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Revenues from the sale of physical Recorded Music products are recognized upon delivery, which occurs once the product has been shipped and control has been transferred.

Principal versus Agent Revenue Recognition

The Company reports revenue on a gross or net basis based on management’s assessment of whether the Company acts as a principal or agent in a transaction. The determination of whether the Company acts as a principal or an agent in a transaction is based on an evaluation of whether the Company controls the good or service before transfer to the customer. When the Company concludes that it controls the good or service before transfer to the customer, the Company is considered a principal in the transaction and records revenue on a gross basis. When the Company concludes that it does not control the good or service before transfer to the customer but arranges for another entity to provide the good or service, the Company acts as an agent and records revenue on a net basis in the amount it earns for its agency service.

The Company is typically required to pay a specified portion of the fees, earnings, payments and revenues received from the exploitation of the underlying music compositions to the original songwriter (the “Royalty Costs”). The Company records revenues on a gross basis reflecting its position as a principal in the transaction and any royalties payable to third parties, including the writer’s fees, are recorded as expenses.

Royalty Costs and Royalty Advances

The Company incurs Royalty Costs that are payable to its songwriters and recording artists generated from the sale or license of its music publishing copyrights and recorded music catalog. Royalties are calculated using negotiated rates in accordance with the recording artist and songwriter contracts. Calculations are based on revenue earned or user/usage measures or a combination of these. There are instances where such data is not available to be processed and royalty cost calculations may be complex or involve judgments about significant volumes of data to be processed and analyzed.

In many instances, the Company commits to pay its recording artists and songwriters royalties in advance of future sales. The Company accounts for these advances under the related guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 928, “Entertainment—Music” (“ASC 928”). Under ASC 928, the Company capitalizes as assets certain advances, which it believes are recoverable from future royalties to be earned by the recording artist or songwriter when paid. Recoverability is assessed upon initial commitment of the advance based upon the Company’s forecast of anticipated revenue from the sale of future and existing albums or musical compositions. In determining whether the advance is recoverable, the Company evaluates the current and past popularity of the recording artist or songwriter, the sales history of the recording artist or songwriter, the initial or expected commercial acceptability of the product, the current and past popularity of the genre of music that the product is designed to appeal to, and other relevant factors. Advances vary in both amount and expected life based on the underlying recording artist or songwriter. To the extent that a portion of an outstanding advance is no longer deemed recoverable, that amount will be expensed in the period the determination is made.

Share-Based Compensation

Compensation expense related to the issuance of share-based awards to the Company’s employees is measured at fair value on the grant date. We use the Black-Scholes option pricing model to value stock options. The compensation expense for awards that vest over a future service period is recognized over the requisite service period on a straight-line basis. The Company recognizes share-based award forfeitures as they occur rather than estimating by applying a forfeiture rate.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Earnings Per Share

The consolidated statements of income present basic and diluted earnings per share (“EPS”). Basic EPS is computed using the two-class method, which includes the weighted average number of shares of Common Stock outstanding during the period and other securities that participate in dividends (the “participating securities”). Under the two-class method, all earnings, both distributed and undistributed, are allocated to shares of Common Stock and participating securities based on their respective rights to receive dividends.

Diluted EPS is computed similar to basic EPS, except that the denominator is increased to include the number of additional shares for potential dilutive effects of the RHI Preferred Stock (as defined below), stock options and warrants outstanding during the period. The dilutive effects of the RHI Preferred Stock were calculated in accordance with the if-converted method, or two-class method, whichever was more dilutive. The dilutive effects of stock options and warrants are calculated in accordance with the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

As a result of the reverse recapitalization, the Company has retroactively adjusted the weighted average shares outstanding prior to the Closing Date to give effect to the Exchange Ratio (as defined in the Merger Agreement) to determine the number of shares of Common Stock into which they were converted.

Employee Benefit Plans

The Company has a 401(k) retirement savings plan open to U.S. based employees who have completed three months of eligible service. The Company contributes $0.60 for every $1.00 of employee contributions up to a maximum of 6% of the employee’s salary based upon each individual participant’s election.

Income Taxes

Income taxes are determined using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the differences between the accounting bases of assets and liabilities and their corresponding tax basis. Deferred taxes are measured using enacted tax rates expected to apply when the asset is realized, or the liability is settled. A deferred tax asset is recognized when it is considered more likely than not to be realized.

Companies subject to the Global Intangible Low-Taxed Income provision (“GILTI”) have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for outside basis temporary differences expected to reverse as GILTI.  The Company has elected to treat taxes on GILTI as period costs and no deferred tax asset or liability is recorded.

Comprehensive Income

The Company reports in accordance with ASC Topic 220, “Comprehensive Income” (“ASC 220”). ASC 220 requires companies to classify items of other comprehensive income/loss by their nature in the financial statements and display the accumulated balance of other comprehensive income (loss) separately from capital stock and accumulated deficit in the shareholders’ equity section of a statement of financial position.

Derivative Financial Instruments

The Company’s interest rate swaps have not been designated as a hedging instrument and, therefore, are recognized at fair value at the end of each reporting period with changes in fair value recorded in the condensed consolidated statements of income.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Fair Value Measurement and Hierarchy

The Company reports in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions as to what market participants would use in pricing the asset or liability and are based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the observability of inputs as follows:

●	Level 1––Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.
●	Level 2––Valuations based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
●	Level 3––Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. See Note 15, “Financial Instruments” for additional information.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1993, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement declared effective under the Securities Act or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Recent Accounting Pronouncements

Accounting Standards Not Yet Adopted

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of income. For public entities, ASU 2016-02 was effective for annual reporting periods beginning after December 15, 2018, including interim periods within that annual reporting period. Under ASU 2020-05, “Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842),” the new standard is effective for the Company beginning April 1, 2022 and interim periods within the fiscal year beginning April 1, 2023. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has not yet completed an analysis of the impact of the new lease guidance. Under current accounting guidance for leases, the Company does not recognize an asset or liability created by operating leases where the Company is the lessee. Therefore, the Company expects an increase to its assets and liabilities on the Company’s consolidated balance sheet as a result of recognizing assets and liabilities for operating leases where the Company is the lessee on the date of initial application of the new guidance. However, the Company cannot currently quantify this increase or the impact, if any, on its consolidated statements of income. The Company does not expect the adoption of this new guidance will have a material impact on the amount or timing of the Company’s cash flows or liquidity.

In June 2016, the FASB issued ASU 2016-03, “Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-03”), which replaces the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses. Subsequent to ASU 2016-03, the FASB has issued several related ASUs amending the original ASU 2016-03. The updates are intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. For public entities, ASU 2016-03 was effective for annual reporting periods beginning after December 15, 2019, including interim periods within that annual reporting period. For the Company, ASU 2016-03 is effective beginning April 1, 2023, including interim periods within that fiscal year, with early adoption permitted for annual periods beginning after December 15, 2018. The Company is currently evaluating the effect that ASU 2016-03 will have on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. For public entities, ASU 2019-12 was effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. For the Company, ASU 2019-12 is effective beginning April 1, 2022 and interim periods beginning April 1, 2023. Early adoption of ASU 2019-12 is permitted. The Company does not expect a material impact to its consolidated financial statements or the Company’s disclosures as a result of the adoption of ASU 2019-12.

In April 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)” (“ASU 2020-04”), which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting; particularly as it relates to the risk of cessation of LIBOR. The amendments in ASU 2020-04 apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by ASU 2020-04 do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the effect that ASU 2020-04 will have on the Company’s consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 3. BUSINESS COMBINATION AND PIPE INVESTMENT

As discussed in Note 1, “Description of Business,” on the Closing Date, the Company consummated the Business Combination pursuant to the terms of the Merger Agreement. The Business Combination was accounted for as a reverse recapitalization in accordance with US GAAP, primarily because former shareholders of RHI continue to control the Company upon closing of the Business Combination.  Under this method of accounting, the Company is treated as the “acquired” company for accounting purposes and the Business Combination is treated as the equivalent of RHI issuing stock for the net assets of the Company, accompanied by a recapitalization. The net assets of the Company are stated at historical cost, with no goodwill or intangible assets recorded. In addition, all historical financial information presented in the unaudited condensed consolidated financial statements represents the accounts of RHI and its consolidated subsidiaries as if RHI is the predecessor to the Company.

Immediately prior to the consummation of the Business Combination, each share of Series A preferred stock, par value $0.00001 per share, of RHI (the “RHI Preferred Stock”) that was issued and outstanding was automatically converted into a number of shares of common stock, par value $0.00001 per share, of RHI (the “RHI Common Stock”) at the then-effective conversion rate as calculated pursuant RHI’s second amended and restated certificate of incorporation (the “RHI Preferred Stock Conversion”). Additionally, each share of RHI Common Stock (including the RHI Common Stock resulting from the RHI Preferred Stock Conversion) that was issued and outstanding immediately prior to the consummation of the Business Combination was canceled and converted into the right to receive 196.06562028646 (the “Exchange Ratio”) shares of Common Stock. Furthermore, each option to acquire a share of RHI Common Stock that was outstanding immediately prior to the consummation of the Business Combination became fully vested in accordance with the original terms of the awards and was converted into an option to purchase shares of Common Stock (each option, an “RMI Exchanged Option”), with the number of shares of Common Stock subject to the options and exercise price of each RMI Exchanged Option adjusted commensurately with the Exchange Ratio.

In connection with the Business Combination, ROCC entered into subscription agreements with certain accredited investors (the “PIPE Investors”), pursuant to which ROCC issued 15,000,000 shares of common stock, par value $0.0001 per share, of ROCC (the “ROCC Common Stock”) at a purchase price of $10.00 per share for an aggregate purchase price of $150.0 million (the “PIPE Investment”). ROCC consummated the PIPE Investment immediately prior to the consummation of the Business Combination.

Approximately $20,900,000 of transaction fees and expenses were incurred in connection with the closing of the Business Combination and the PIPE Investment, which have been accounted for as a reduction in proceeds.

A portion of the proceeds from the Business Combination and the PIPE Investment was used to pay transaction fees and expenses, and approximately $81,300,000 was used to retire the Tommy Boy Related Party Notes (as defined below) and related accrued interest, repay the secured loan outstanding in an amount of $18,250,000 and make a payment totaling $36,750,000 on the secured line of credit in connection with a refinancing of the Previous Credit Facilities. See Note 8, “Loans” for additional information with respect to the Company’s financing arrangements.

On the Closing Date, the Company also amended and restated its certificate of incorporation to adjust the number of its authorized shares of capital stock to 750,000,000 shares of Common Stock and 75,000,000 shares of preferred stock.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 4. REVENUE RECOGNITION

For the Company’s operating segments, Music Publishing and Recorded Music, the Company accounts for a contract when it has legally enforceable rights and obligations and collectability of consideration is probable. The Company identifies the performance obligations and determines the transaction price associated with the contract. Revenue is recognized when, or as, control of the promised services or goods is transferred to the Company’s customers, and in an amount that reflects the consideration the Company is contractually due in exchange for those services or goods. Certain of the Company’s arrangements include licenses of intellectual property with consideration in the form of sales- and usage-based royalties. Royalty revenue is recognized when the subsequent sale or usage occurs using the best estimates available of the amounts that will be received by the Company. The Company recognized revenue of $993,503 and $2,325,320 from performance obligations satisfied in previous periods for the six months ended September 30, 2021 and 2020, respectively.

Disaggregation of Revenue

The Company’s revenue consisted of the following categories during the three and six months ended September 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue by Type
Performance	$4,386,093	$4,872,944	$7,048,849	$7,975,356
Digital	11,582,156	8,035,301	18,229,588	13,941,189
Mechanical	959,142	1,090,269	1,369,090	1,478,621
Synchronization	4,144,920	2,804,869	6,096,758	4,348,222
Other	1,076,098	780,148	1,669,594	1,181,685
Total Music Publishing	22,148,409	17,583,531	34,413,879	28,925,073

Digital	4,752,522	1,761,802	7,573,891	3,484,392
Physical	2,537,924	825,849	3,506,943	1,018,198
Synchronization	312,383	284,964	420,381	350,077
Neighboring rights	469,964	371,896	803,195	575,780
Total Recorded Music	8,072,793	3,244,511	12,304,410	5,428,447

Other revenue	214,286	157,075	435,349	275,790
Total revenue	$30,435,488	$20,985,117	$47,153,638	$34,629,310

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue by Geographical Location
United States Music Publishing	$10,815,930	$10,058,429	$17,669,953	$16,953,140
United States Recorded Music	5,092,686	1,426,172	6,675,535	2,084,423
United States other revenue	214,286	157,075	435,349	275,790
Total United States	16,122,902	11,641,676	24,780,837	19,313,353
International Music Publishing	11,332,479	7,525,102	16,743,926	11,971,933
International Recorded Music	2,980,107	1,818,339	5,628,875	3,344,024
Total International	14,312,586	9,343,441	22,372,801	15,315,957
Total revenue	$30,435,488	$20,985,117	$47,153,638	$34,629,310

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Only the United States represented 10% or more of the Company’s total revenues in the three and six months ended September 30, 2021 and 2020.

Music Publishing

Music publishers act as copyright owners and/or administrators of the musical compositions and generate revenues related to the exploitation of musical compositions (as opposed to recorded music). Music publishers receive royalties from the use of the musical compositions in public performances, digital and physical recordings, and through synchronization (the combination of music with visual images).

Performance revenues are received when the musical composition is performed publicly through broadcast of music on television, radio and cable and in retail locations (e.g., bars and restaurants), live performance at a concert or other venue (e.g., arena concerts and nightclubs) and performance of musical compositions in staged theatrical productions. Digital revenues are derived from musical compositions being embodied in recordings licensed to digital streaming services and digital download services and for digital performance. Mechanical revenues are generated with respect to the musical compositions embodied in recordings sold in any physical format such as vinyl, CDs and DVDs. Synchronization revenues represent the right to use the composition in combination with visual images such as in films or television programs, television commercials and video games as well as from other uses such as in toys or novelty items and merchandise. Other revenues represent earnings for use in printed sheet music and other uses. Digital and synchronization revenue recognition is similar for both Recorded Music and Music Publishing, therefore refer to the discussion within Recorded Music.

Included in these revenue streams, excluding synchronization and other revenues, are licenses with performing rights organizations or collecting societies (e.g., ASCAP, BMI, SESAC and GEMA), which are long-term contracts containing a single performance obligation, which is ongoing access to all intellectual property in an evolving content library. The most common form of consideration for these contracts is sales- and usage-based royalties. The collecting societies submit usage reports, typically with payment for royalties due, often on a quarterly or biannual reporting period, in arrears. Royalties are recognized as the sale or usage occurs based upon usage reports and, when these reports are not available, royalties are estimated based on historical data, such as recent royalties reported, company-specific information with respect to changes in repertoire, industry information and other relevant trends.

The Company excludes from the measurement of transaction price all taxes assessed by governmental authorities that are both (i) imposed on and concurrent with a specific revenue-producing transaction, and (ii) collected from customers.

Recorded Music

Recorded Music mainly involves selling, marketing, distribution and licensing of recorded music owned by the Company. Recorded Music revenues are derived from four main sources, which include digital, physical, synchronization and neighboring rights.

Digital revenues are generated from the expanded universe of digital partners, including digital streaming services and download services. Digital licensing contracts are generally long-term with consideration in the form of sales- and usage-based royalties that are typically received monthly.  Additionally, for certain licenses, including synchronization licenses, where the consideration is fixed and the intellectual property being licensed is static, revenue is recognized at the point in time when control of the licensed content is transferred to the customer.

Physical revenues are generated from the sale of physical products such as vinyl, CDs and DVDs. The Company uses distribution partners to facilitate the sale of physical products. Revenues from the sale of physical Recorded Music products are recognized upon transfer of control to the customer, which typically occurs once the product has been shipped and the ability to direct use and obtain substantially all of the benefit from the asset have been transferred. In accordance with industry practice and as is customary in many territories, certain products, such as CDs and DVDs, are sold to customers with the right to return unsold items. Revenues from such sales are generally recognized upon shipment based on gross sales.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Synchronization revenues represent royalties or fees for the right to use sound recordings in combination with visual images such as in films or television programs, television commercials and video games. In certain territories, the Company may also receive royalties when sound recordings are performed publicly through broadcast of music on television, radio and cable and in public spaces such as shops, workplaces, restaurants, bars and clubs. These public performance royalties on sound recordings are classified as “Neighboring rights” revenue. For fixed-fee contracts, revenue is recognized at the point in time when control of the licensed content is transferred to the customer. Royalty based contracts are recognized as the underlying sales or usage occurs.

Deferred Revenue

The following table reflects the change in deferred revenue during the six months ended September 30, 2021 and 2020:

	Six Months Ended September 30,
	2021	2020
Balance at beginning of period	$1,337,987	$473,022
Cash received during period	1,451,623	5,254,965
Revenue recognized during period	(1,479,196)	(3,431,916)
Balance at end of period	$1,310,414	$2,296,071

NOTE 5. ACQUISITIONS

In the ordinary course of business, the Company regularly acquires publishing and recorded music catalogs, which are typically accounted for as asset acquisitions. During the six months ended September 30, 2021 and 2020, the Company completed such acquisitions totaling $128,125,285 and $83,084,327, respectively, inclusive of deferred acquisition payments. Significant acquisition transactions, all of which have been accounted for as asset acquisitions, completed during the six months ended September 30, 2021 and 2020 included the following:

●	On June 2, 2021, the Company acquired U.S. based record label and music publishing company Tommy Boy for approximately $100 million. Two members of the Company’s board of directors (the “Board”) were also members of Tommy Boy’s board of managers and had an equity interest in both companies. The acquisition of Tommy Boy was accounted for as an asset acquisition as a result of the significant concentration of the fair value of gross assets acquired in a recorded music catalog intangible asset (weighted average useful life of 30 years).
●	On April 13, 2020, the Company acquired all of the copyrights to the musical compositions owned by Shapiro, Bernstein & Co., Inc. (“SBI”), one of the oldest music publishers in the United States. The transaction was accounted for as an asset acquisition as a result of the significant concentration of the fair value of gross assets acquired in a publishing catalog intangible asset (weighted average useful life of 30 years).

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 6. INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following as of September 30, 2021 and March 31, 2021:

	September 30,	March 31,
	2021	2021
Intangible assets subject to amortization:
Publishing and recorded music catalogs	$584,157,948	$457,662,303
Artist management contracts	971,825	995,464
Gross intangible assets	585,129,773	458,657,767
Accumulated amortization	(74,038,451)	(65,419,757)
Intangible assets, net	$511,091,322	$393,238,010

Straight-line amortization expense totaled $4,732,180 and $3,802,792 in the three months ended September 30, 2021 and 2020, respectively. Straight-line amortization expense totaled $8,780,146 and $7,176,770 in the six months ended September 30, 2021 and 2020, respectively.

NOTE 7. ROYALTY ADVANCES

The Company made royalty advances totaling $13,253,141 and $9,565,877 during the six months ended September 30, 2021 and 2020, respectively, recoupable from the writer’s or artist’s share of future royalties otherwise payable, in varying amounts. Advances expected to be recouped within the next twelve months are classified as current assets, with the remainder classified as noncurrent assets.

	Six Months Ended
	September 30,
	2021	2020
Balance at beginning of period	$41,582,080	$40,263,439
Additions	13,253,141	9,565,877
Recoupments	(5,737,938)	(5,070,613)
Balance at end of period	$49,097,283	$44,758,703

NOTE 8. LOANS

Long-term debt consists of the following:

	September 30,	March 31,
	2021	2021
Secured loan bearing interest at LIBOR plus a spread	$—	$18,500,000
Secured line of credit bearing interest at LIBOR plus a spread	209,645,715	197,090,848
Debt issuance costs, net	(5,708,392)	(3,058,973)
	203,937,323	212,531,875
Less: short term portion of secured loan	—	1,000,000
	$203,937,323	$211,531,875

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Credit Facilities

On December 19, 2014, Reservoir Media Management, Inc. (“RMM”), a subsidiary of RHI, entered into a credit agreement (the “RMM Credit Agreement”) governing RMM’s secured term loan (the “Secured Loan”) and secured revolving credit facility (the “Secured Line of Credit” and, together with the Secured Loan, the “Credit Facilities”). The Credit Facilities were subsequently amended multiple times and were refinanced in July 2021 in connection with the consummation of the Business Combination, pursuant to that certain Fourth Amended and Restated Credit Agreement, dated as of July 28, 2021 (the “Debt Refinancing”). The RMM Credit Agreement provides RMM with a senior secured revolving credit facility in an aggregate amount of $248,750,000 (the “New Senior Credit Facility”).

The New Senior Credit Facility has a scheduled maturity date of October 16, 2024. Borrowings under the New Senior Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin of 1.25% or the sum of a LIBO rate plus a margin of 2.25%. RMM is also required to pay an unused fee in respect of unused commitments under the New Senior Credit Facility, if any, at a rate of 0.25% per annum. Substantially all tangible and intangible assets of the Company, RHI, RMM and the other subsidiary guarantors are pledged as collateral to secure the obligations of RMM under the RMM Credit Agreement.

The RMM Credit Agreement contains customary covenants limiting the ability of the Company, RHI, RMM and certain of its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, make investments, make cash dividends, redeem or repurchase capital stock, dispose of assets, enter into transactions with affiliates or enter into certain restrictive agreements. In addition, the Company, on a consolidated basis with its subsidiaries, must comply with financial covenants requiring the Company to maintain (i) a total leverage ratio of no greater than 6.00:1.00 as of the end of each fiscal quarter, (ii) a fixed charge coverage ratio of not less than 1.25:1.00 for each four fiscal quarter period, and (iii) a consolidated senior debt to library value ratio of 0.55, subject to certain adjustments. If RMM does not comply with the covenants in the RMM Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the New Senior Credit Facility.

The New Senior Credit Facility also includes an “accordion feature” that permits RMM to seek additional commitments in an amount not to exceed $50,000,000 that would increase the New Senior Credit Facility. As of September 30, 2021, the New Senior Credit Facility had a borrowing capacity of $248,750,000.

Interest Rate Swaps

As of March 31, 2019, RMM had entered into two interest rate swaps, both of which expire on March 10, 2022, one with a notional amount of $40,228,152 and one for $59,325,388. Under the terms of the interest rate swaps, RMM pays a fixed rate of 2.812% and 2.972% respectively, to the counterparty and receives a floating interest from the counterparty based on LIBOR with reference to notional amounts adjusted to match the original scheduled principal repayments pursuant to the indenture agreement. The notional amount of the interest rate swaps was $97,157,674 as of September 30, 2021 and $97,533,496 as of March 31, 2021.

 In October 2019 and January 2020, RMM added two additional interest rate swaps in the amounts of $8,875,000 and $88,098,862, respectively. These swaps have an effective date of March 10, 2022, and expire in September 2024. RMM pays a fixed rate of 1.602% and 1.492%, respectively, and receives a floating interest from the counterparty based on LIBOR with reference to notional amounts adjusted to match the original scheduled principal repayments pursuant to the indenture agreement.

NOTE 9. INCOME TAXES

Income tax expense for the three months ended September 30, 2021 and 2020 was $1,575,325 (26.0% effective tax rate) and $899,586 (24.4% effective tax rate), respectively. Income tax expense for the six months ended September 30, 2021 and 2020 was $1,064,679 (26.1% effective tax rate) and $577,663 (23.9% effective tax rate), respectively. The effective tax rates during these periods reflect the amount and mix of income from multiple tax jurisdictions.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 10. SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid and income taxes paid for the six months ended September 30, 2021 and 2020 were comprised of the following:

	2021	2020

Interest paid	$4,916,082	$4,028,091
Income taxes paid	$40,000	$83,174

Non-cash investing and financing activities for the six months ended September 30, 2021 and 2020 were comprised of the following:

	2021	2020
Acquired intangible assets included in other liabilities	$2,326,000	$—
Conversion of RHI Preferred Stock to Common Stock	$81,632,500	$—

NOTE 11. AMOUNTS DUE TO / (FROM) RELATED PARTIES

The Company has various shared services agreements with its majority shareholder and other affiliated entities under the control of its majority shareholder. These agreements cover services such as IT support and re-billed services of staff who perform services across multiple entities.

The acquisition of Tommy Boy was financed using cash on hand and borrowings from related parties (the “Tommy Boy Related Party Notes”). The Tommy Boy Related Party Notes bore interest of 4.66% per year and were payable upon the earlier of the consummation of the Business Combination and December 21, 2021. The Tommy Boy Related Party Notes and accrued interest were paid on the Closing Date. See Note 3, “Business Combination and PIPE Investment” for additional information with respect to the consummation of the Business Combination.

	September 30,	March 31,
	2021	2021
Due to (from) Wesbild Holdings Ltd., parent company of Wesbild Inc.
Unsecured, bears no interest, with no specific terms of repayment	$17,216	$83,480
Sub-total	17,216	83,480

Due to (from) DRI Capital Inc., a subsidiary of Wesbild Holdings Ltd.
Unsecured, bears no interest, with no specific terms of repayment	—	81,738
Due to Reservoir Media Management (Canada) Inc., a subsidiary of Wesbild Holdings Ltd.
Unsecured, bears no interest, with no specific terms of repayment	83,380	124,954
Sub-total	83,380	206,692
	$100,596	$290,172

NOTE 12. SHAREHOLDERS’ EQUITY

The condensed consolidated statements of shareholders’ equity reflect the reverse capitalization as of the Closing Date. Because RHI was deemed to be the accounting acquirer in the reverse capitalization with ROCC, all periods prior to the Closing Date reflect the balances and activity of RHI. The consolidated balances, share activity and per share amounts in these condensed consolidated statements of equity were retroactively adjusted, where applicable, using the Exchange Ratio. See Note 1, “Description of Business” and Note 3, “Business Combination and PIPE Investment” for additional information.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

RHI Preferred Stock

Prior to the Business Combination, RHI had 16,175,406 shares of RHI Preferred Stock outstanding. The RHI Preferred Stock was convertible into an equal number of shares of RHI Common Stock at the option of the preferred shareholder and was mandatorily converted into an equal number of shares of RHI Common Stock upon a qualified public offering of RHI Common Stock. Immediately prior to the effective time of the Business Combination, each share of RHI Preferred Stock that was issued and outstanding was automatically converted into a number of shares of RHI Common Stock pursuant to the RHI Preferred Stock Conversion. See Note 3, “Business Combination and PIPE Investment” for additional information with respect to the RHI Preferred Stock Conversion.

While outstanding, the RHI Preferred Stock participated in dividends declared on common shares, if any, on the basis as if the shares of RHI Preferred Stock were converted into shares of RHI Common Stock. The Company did not declare any dividends subsequent to the issuance of RHI Preferred Stock through the RHI Preferred Stock Conversion.

As of September 30, 2021, the Company had no shares of RHI Preferred Stock outstanding.

RHI Common Stock Issuance

During the six months ended September 30, 2020, RHI issued 1,045,617 shares of RHI Common Stock for an aggregate consideration of $8,000,009 to existing shareholders to fund its publishing and recorded music catalog acquisitions. RHI incurred $27,000 of issuance costs in connection with this issuance, which RHI accounted for as a reduction in the proceeds from the RHI Common Stock.

Warrants

As of September 30, 2021, the Company’s outstanding warrants included 5,750,000 publicly-traded warrants (the “Public Warrants”), which were issued during ROCC’s initial public offering on December 15, 2020, and 137,500 warrants sold in a private placement to ROCC’s sponsor (the “Private Warrants” and, together with the Public Warrants, the “Warrants”), which were assumed by the Company in connection with the Business Combination and exchanged into warrants for shares of Common Stock. Each whole Warrant entitles the registered holder to purchase one whole share of Common Stock at a price of $11.50 per share, provided that the Company has an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a registered holder may exercise its Warrants only for a whole number of shares of Common Stock. The Warrants will expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation.

The Company may redeem the outstanding Public Warrants in whole, but not in part, at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of Common Stock equals or exceeds $18.00 per share for any 20-trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the registered holders. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the warrants to do so on a cashless basis. In no event will the Company be required to net cash settle the warrant exercise. The Private Warrants are identical to the Public Warrants, except that the Private Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company evaluated the Warrants under ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”), and in accordance with its accounting policies, concluded they meet the criteria to be equity classified as they were determined to be indexed in the Company’s stock and meet the requirements for equity classification.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 13. SHARE-BASED COMPENSATION

2021 Incentive Plan

On July 28, 2021, in connection with the Business Combination, the Company adopted the Reservoir Media, Inc. 2021 Omnibus Incentive Plan (the “2021 Incentive Plan”), which became effective on such date. 9,726,247 authorized shares of Common Stock were reserved for issuance under the 2021 Incentive Plan. In addition, pursuant to terms of the Merger Agreement, at the effective time of the Business Combination, options previously granted under the Reservoir Holdings, Inc. 2019 Long Term Incentive Plan (the “Previous RHI 2019 Incentive Plan”) to purchase shares of RHI Common Stock were converted into options to purchase 1,494,848 shares of Common Stock pursuant to the 2021 Incentive Plan.  As of September 30, 2021, 8,231,399 shares of Common Stock were available for the Company to grant under the 2021 Incentive Plan.

Beginning on April 1, 2022 and ending on March 31, 2031, the aggregate number of shares of Common Stock that may be issued under the 2021 Incentive Plan will automatically increase by the lesser of (a) 3% of the total number of shares of Common Stock issued and outstanding on the last day of the preceding fiscal year on a fully diluted basis and assuming that all shares available for issuance under the 2021 Incentive Plan are issued and outstanding, or (b) such number of Shares determined by the Board.  There have been no grants of equity awards under the 2021 Incentive Plan since the effective date of the 2021 Incentive Plan through September 30, 2021. As of the effective date of the 2021 Incentive Plan, no further stock awards have been or will be granted under the Previous RHI 2019 Incentive Plan, and the Previous RHI 2019 Incentive Plan is no longer in effect. See Note 18, “Subsequent Events” for additional information with respect to equity grants made under the 2021 Incentive Plan.

The 2021 Incentive Plan is administered by the compensation committee of the Board (the “Compensation Committee”). The exercise prices, vesting and other restrictions are determined by the Board, except that the exercise price per share of a stock option may not be less than 100% of the fair value of the Common Stock on the date of grant. Stock options awarded under the 2021 Incentive Plan typically expire 10 years after the date of the grant and generally have vesting conditions that the Compensation Committee will determine.

Stock Option Activity

As discussed in Note 3, “Business Combination and PIPE Investment,” each option to acquire a share of RHI Common Stock issued under the Previous RHI 2019 Incentive Plan that was outstanding immediately prior to the consummation of the Business Combination became fully vested in accordance with the original terms of the awards. Each fully vested option was then converted into an option to purchase shares of Common Stock, with the number of shares of Common Stock subject to the options and exercise price adjusted commensurately with the Exchange Ratio.

Share-based compensation expense totaled $191,478 ($147,599, net of taxes) and $217,153 ($167,391, net of taxes) during the three and six months ended September 30, 2021, respectively.  Share-based compensation expense totaled $25,675 ($19,791, net of taxes) and $51,349 ($39,582, net of taxes) during the three and six months ended September 30, 2020, respectively. Share-based compensation expense is classified as “Administration expenses” in the accompanying condensed consolidated statements of income. The increase in share-based compensation expense during the three and six months ended September 30, 2021 reflects the accelerated vesting discussed above.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 14. EARNINGS PER SHARE

The following table summarizes the basic and diluted earnings per common share calculation for the three and six months ended September 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Basic earnings per common share
Net income attributable to Reservoir Media, Inc.	$4,555,697	$2,831,809	$3,152,197	$1,945,795
Less: income allocated to participating securities	(370,386)	(1,024,398)	(637,294)	(709,141)
Net income attributable to common shareholders	$4,185,311	$1,807,411	$2,514,903	$1,236,654
Weighted average common shares outstanding - basic	53,641,984	28,539,299	41,159,228	28,207,901
Earnings per common share - basic	$0.08	$0.06	$0.06	$0.04

Diluted earnings per common share
Net income attributable to common shareholders	$4,185,311	$1,807,411	$2,514,903	$1,236,654
Add: income allocated to participating securities	370,386	1,024,398	637,294	709,141
Net income attributable to Reservoir Media, Inc.	$4,555,697	$2,831,809	$3,152,197	$1,945,795

Weighted average common shares outstanding - basic	53,641,984	28,539,299	41,159,228	28,207,901
Weighted average effect of potentially dilutive securities:
Assumed conversion of RHI Preferred Stock	4,747,130	16,175,406	10,430,043	16,175,406
Effect of dilutive stock options	603,858	—	642,428	—
Weighted average common shares outstanding - diluted	58,992,972	44,714,705	52,231,699	44,383,307
Earnings per common share - diluted	$0.08	$0.06	$0.06	$0.04

Prior to the RHI Preferred Stock Conversion in connection with the Business Combination, shares of the RHI Preferred Stock were considered participating securities.

Because of their anti-dilutive effect, 5,887,500 shares of Common Stock equivalents comprised of warrants have been excluded from the diluted earnings per share calculation for the three and six months ended September 30, 2021. Because of their anti-dilutive effect, 1,494,848 shares of Common Stock equivalents comprised of stock options have been excluded from the diluted earnings per share calculation for the three and six months ended September 30, 2020.

NOTE 15. FINANCIAL INSTRUMENTS

The Company is exposed to the following risks related to its financial instruments:

(a)	Credit Risk

Credit risk arises from the possibility that the Company’s debtors may be unable to fulfill their financial obligations. Revenues earned from publishing and distribution companies are concentrated in the music and entertainment industry. The Company monitors its exposure to credit risk on a regular basis.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

(b)	Interest Rate Risk

The Company is exposed to market risk from changes in interest rates on its secured loan. As described in Note 8, “Loans,” the Company entered into interest rate swap agreements to partially reduce its exposure to fluctuations in interest rates on its Credit Facilities.

The fair value of the outstanding interest rate swaps was a $3,341,319 liability as of September 30, 2021 and a $4,566,537 liability as of March 31, 2021. Fair value is determined using Level 2 inputs, which are based on quoted prices and market observable data of similar instruments. The change in the unrealized fair value of the swaps during the three and six months ended September 30, 2021 of $677,730 and $1,225,218, respectively, was recorded as a gain on changes in fair value of derivative instruments. The change in the unrealized fair value of the swaps during the three and six months ended September 30, 2020 of $661,570 and $407,289, respectively, was recorded as a gain on changes in fair value of derivative instruments.

(c)	Foreign Exchange Risk

The Company is exposed to foreign exchange risk in fluctuations of currency rates on its revenue from royalties, writers’ fees and its subsidiaries’ operations.

(d)	Financial Instruments

Financial instruments not described elsewhere include cash, accounts receivable, accounts payable, accrued liabilities, secured loans payable and borrowing under its line of credit. The carrying values of these instruments as of September 30, 2021 do not differ materially from their respective fair values due to the immediate or short-term duration of these items or their bearing market-related rates of interest.

The fair value of amounts due from and owed to related parties are impracticable to determine due to the related party nature of such amounts and the lack of a readily determinable secondary market.

NOTE 16. CONTINGENCIES AND COMMITMENTS

On September 8, 2020, an action was filed in the U.S. District Court for the Southern District of New York against a consolidated subsidiary of the Company and certain prior owners (the “Prior Owners”) of certain music copyrights acquired by the Company. The legal action asserts that in 2000, the plaintiff entered into certain engagement letters (the “Engagement Letters”) with certain of the Prior Owners, which purportedly gave the plaintiff, among others, an exclusive right to broker any future sale by the Prior Owners of the music copyrights acquired by the Company, as well as a commission fee. Based on the Engagement Letters’ alleged grant of a security interest in such music copyrights, the plaintiff filed financing statements and various notices of liens in the amount of $2,651,125 in the U.S. Copyright Office between 2000 and 2018. The plaintiff alleges, among others, that the Prior Owners breached the Engagement Letters by consummating a purchase agreement with a consolidated subsidiary of the Company in 2018 without involving the plaintiff; that a consolidated subsidiary of the Company tortiously interfered with the Engagement Letters; and that the plaintiff is permitted to foreclose on the lien, including foreclosing on those music copyrights acquired by a consolidated subsidiary of the Company under the 2018 purchase agreement. The Company determined that a loss resulting from the action is not reasonably possible. The Company believes all claims and threatened claims against the consolidated subsidiary of the Company in this legal action are without merit and intends to defend vigorously against them. The Company also believes it has obtained appropriate indemnifications from the Prior Owners in relation to the claims in this legal action.

In addition to the foregoing, the Company is subject to claims and contingencies in the normal course of business. To the extent the Company cannot predict the outcome of the claims and contingencies or estimate the amount of any loss that may result, no provision for any contingent liabilities has been made in the consolidated financial statements. The Company believes that losses resulting from these matters, if any, would not have a material adverse effect on the financial position, results of operations or cash flows of the

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Company. All such matters which the Company concludes are probable to result in a loss and for which management can reasonably estimate the amount of such loss have been accrued for within these condensed consolidated financial statements.

NOTE 17. SEGMENT REPORTING

The Company’s business is organized in two reportable segments: Music Publishing and Recorded Music. The Company identified its Chief Executive Officer as its Chief Operating Decision Maker (“CODM”). The Company’s CODM evaluates financial performance of its segments based on several factors, of which the primary financial measure is operating income before depreciation and amortization (“OIBDA”). While each segment incurs direct administration expenses reflected in segment income, all corporate-level administration expenses, such as executive management, are included in the Music Publishing segment and are not allocated between segments.

The accounting policies of the Company’s business segments are consistent with the Company’s policies for the consolidated financial statements. The Company does not have sales between segments.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following tables present total revenue and reconciliation of OIBDA to operating income by segment for the three and six months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
	Music	Recorded
	Publishing	Music	Other	Consolidated
Total revenue	$22,148,409	$8,072,793	$214,286	$30,435,488

Reconciliation of OIBDA to operating income:
Operating income	4,745,697	3,149,271	16,094	7,911,062
Amortization and depreciation	3,324,860	1,428,004	24,819	4,777,683
OIBDA	$8,070,557	$4,577,275	$40,913	$12,688,745

	Six Months Ended September 30, 2021
	Music	Recorded
	Publishing	Music	Other	Consolidated
Total revenue	$34,413,879	$12,304,410	$435,349	$47,153,638

Reconciliation of OIBDA to operating income:
Operating income	4,429,677	3,687,154	75,919	8,192,750
Amortization and depreciation	6,509,196	2,297,857	49,875	8,856,928
OIBDA	$10,938,873	$5,985,011	$125,794	$17,049,678

	Three Months Ended September 30, 2020
	Music	Recorded
	Publishing	Music	Other	Consolidated
Total revenue	$17,583,531	$3,244,511	$157,075	$20,985,117

Reconciliation of OIBDA to operating income:
Operating income	3,891,917	1,378,878	46,755	5,317,550
Amortization and depreciation	3,311,067	548,201	—	3,859,268
OIBDA	$7,202,984	$1,927,079	$46,755	$9,176,818

	Six Months Ended September 30, 2020
	Music	Recorded
	Publishing	Music	Other	Consolidated
Total revenue	$28,925,073	$5,428,447	$275,790	$34,629,310

Reconciliation of OIBDA to operating income:
Operating income	4,931,482	1,649,584	42,883	6,623,949
Amortization and depreciation	6,197,114	1,092,022	—	7,289,136
OIBDA	$11,128,596	$2,741,606	$42,883	$13,913,085

NOTE 18. SUBSEQUENT EVENTS

In October 2021, the Company granted an aggregate of 247,045 restricted stock units (“RSUs”) to certain employees and executive officers under the 2021 Incentive Plan. These RSU’s have an aggregate grant date fair value of approximately $2.2 million that is expected to be recognized as they vest over the next two fiscal quarters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of Reservoir Media, Inc.’s financial condition and results of operations should be read in conjunction with Reservoir Media, Inc.’s condensed consolidated financial statements, including the accompanying notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). Certain statements contained in the discussion and analysis set forth below include forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Unless the context otherwise requires, the terms “we,” “us,” “our,” the “Company” and “Reservoir” refer collectively to Reservoir Media, Inc. and its consolidated subsidiaries.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and are intended to be covered by the safe harbor created thereby. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “predict,” “project,” “target,” “goal,” “intend,” “continue,” “could,” “may,” “might,” “shall,” “should,” “will,” “would,” “plan,” “possible,” “potential,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. In addition, any statements that refer to expectations, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current expectations, projections and beliefs based on information currently available. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Company that may cause its actual business, financial condition, results of operations, performance and/or achievements to be materially different from any future business, financial condition, results of operations, performance and/or achievements expressed or implied by these forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in the Company’s Registration Statement on Form S-1 (file no. 333-257610) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 1, 2021, as amended on July 23, 2021 and July 26, 2021, and the Company’s other filings with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Introduction

We are a holding company that conducts substantially all of our business operations through Reservoir Media Management, Inc. (“RMM”) and RMM’s subsidiaries. Our activities are generally organized into two operating segments: Music Publishing and Recorded Music. Operations of the Music Publishing segment involve the acquisition of interests in music catalogs from which royalties are earned as well as signing songwriters to exclusive agreements, which gives us an interest in the future delivery of songs. Operations of the Recorded Music segment involve the acquisition of sound recording catalogs as well as the discovery and development of recording artists and the marketing, distribution, sale and licensing of the music catalogs.

This management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the condensed consolidated financial statements, including the accompanying notes thereto, as of September 30, 2021 and for the three and six months ended September 30, 2021 and September 30, 2020, to help provide an understanding of our financial condition and results of operations. This management’s discussion and analysis of financial condition and results of operations is organized as follows:

●	Business Overview––This section provides a general description of our business, as well as a discussion of factors that we believe are important in understanding our results of operations and comparability and in anticipating future trends.
●	Results of Operations––This section provides an analysis of our results of operations for the three and six months ended September 30, 2021 and September 30, 2020. This analysis is presented on both a consolidated and segment basis.

●	Liquidity and Capital Resources––This section provides an analysis of our cash flows for the six months ended September 30, 2021 and September 30, 2020, as well as a discussion of our liquidity and capital resources as of September 30, 2021. The discussion of our liquidity and capital resources includes recent debt financings and a summary of the key debt covenant compliance measures under our debt agreements.
●	Critical Accounting Policies––This section identifies those accounting policies that are considered important to our results of operations and financial condition, require significant judgement and/or involve significant management estimates. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2, “Significant Accounting Policies” to our condensed consolidated financial statements as of September 30, 2021 and for the three and six months ended September 30, 2021 and 2020.

Use of OIBDA

We evaluate our operating performance based on several factors, including our primary financial measure of operating income (loss) before non-cash depreciation of tangible assets and non-cash amortization of intangible assets (“OIBDA”). We consider OIBDA to be an important indicator of the operational strengths and performance of our businesses and believe this non-US GAAP (as defined below) measure provides useful information to investors because it removes the significant impact of amortization from our results of operations. However, a limitation of the use of OIBDA as a performance measure is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses and other non-operating income (loss). Accordingly, OIBDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) attributable to us and other measures of financial performance reported in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In addition, our definition of OIBDA may differ from similarly titled measures used by other companies. A reconciliation of consolidated OIBDA to operating income (loss) and net income (loss) attributable to us is provided in “—Results of Operations.”

Business Overview and Recent Developments

We are an independent music company operating in music publishing and recorded music. We represent over 130,000 copyrights in our publishing business and over 36,000 master recordings in our recorded music business. Both of our business areas are populated with hit songs dating back to the early 1900s representing an array of artists across genre and geography. We classify our business into two fundamental operations: Music Publishing and Recorded Music. A brief description of each of those operations is presented below.

Components of Our Results of Operations

Music Publishing Operations

Music Publishing is an intellectual property business focused on generating revenue from uses of the musical composition itself. In return for promoting, placing, marketing and administering the creative output of a songwriter or engaging in those activities for other rightsholders, our Music Publishing business garners a share of the revenues generated from use of the musical compositions.

The operations of our Music Publishing business are conducted principally through RMM, our global music publishing company headquartered in New York City, with operations in multiple countries through various subsidiaries, affiliates and non-affiliated licensees and sub-publishers. We own or control rights to more than 130,000 musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over many years, our current award-winning active songwriters exceed 100, while the catalog includes over 5,000 clients representing a diverse range of genres, including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative and gospel.

Music Publishing revenues are derived from five main sources:

●	Performance––the rightsholder receives revenues if the musical composition is performed publicly through broadcast of music on television, radio and cable and in retail locations (e.g., bars and restaurants), live performance at a concert or other venue (e.g., arena concerts and nightclubs), and performance of music in staged theatrical productions;

●	Digital––the rightsholder receives revenues with respect to musical compositions embodied in recordings distributed in streaming services, download services and other digital music services;
●	Mechanical––the rightsholder receives revenues with respect to musical compositions embodied in recordings sold in any machine readable format or configuration such as streaming, downloads, vinyl, CDs and DVDs;
●	Synchronization––the rightsholder receives revenues for the right to use the musical composition in combination with visual images such as in films or television programs, television commercials and video games as well as from other uses such as YouTube and other digital media platforms such as TikTok and Peloton; and
●	Other––the rightsholder receives revenues for use in sheet music and other uses.

The principal costs associated with our Music Publishing business are as follows:

●	Writer Royalties and Other Publishing Costs––the artist and repertoire (“A&R”) costs associated with (i) paying royalties to songwriters, co-publishers and other copyright holders in connection with income generated from the uses of their works and (ii) signing and developing songwriters; and
●	Administration Expenses––the costs associated with general overhead, and other administrative expenses, as well as selling and marketing.

Recorded Music Operations

Our Recorded Music business consists of three primary areas of sound recording ownership. First is the active marketing, promotion, distribution, sale and licensing of newly created frontline sound recordings from Current Artists that we own and control. This is a new area of focus for us and does not yet produce significant revenue. The second is the active marketing, promotion, distribution, sale and license of previously recorded and subsequently acquired Catalog recordings. The third is acquisition of full or partial interests in existing record labels, sound recording catalogs or income rights to a royalty stream associated with an established recording artist or producer contract in connection with existing sound recordings. Acquisition of these income participation interests are typically in connection with recordings that are owned, controlled, and marketed by other record labels.

Our Current Artist and Catalog recorded music businesses are both primarily handled by our Chrysalis Records label based in London and our Tommy Boy record label based in New York City. In the United States, we also manage some select Catalog recorded music under our Philly Groove Records and Reservoir Records labels. We also own income participation interests in recordings by The Isley Brothers, The Commodores, Wisin and Yandel, and an interest in the Loud Records catalog containing recordings by the Wu Tang Clan. Our core Catalog includes recordings under the Chrysalis Records label by artists such as Sinéad O’Connor, The Specials, Generation X and The Waterboys, as well as recordings under the Tommy Boy record label by artists such as Coolio, House of Pain, Naughty By Nature, Everlast and Digital Underground.

Our Current Artist and Catalog recorded music distribution is handled by a network of distribution partners. Chrysalis Records Catalog releases are distributed through AWAL while our Chrysalis Records Current Artist releases are distributed through PIAS. Tommy Boy Music Catalog releases are distributed via our membership with MERLIN, AMPED and other partners.

Through our distribution network, our music is being sold in physical retail outlets as well as in physical form to online physical retailers, such as amazon.com, and distributed in digital form to an expanding universe of digital partners, including streaming services such as Amazon, Apple, Deezer, SoundCloud, Spotify, Tencent Music Entertainment Group and YouTube, radio services such as iHeart Radio and SiriusXM, and download services. We also license music digitally to fitness platforms such as Apple Fitness+, Equinox, Hydrow and Peloton and social media outlets, such as Facebook, Instagram, TikTok and Triller.

Recorded Music revenues are derived from four main sources:

●	Digital––the rightsholder receives revenues with respect to streaming and download services;

●	Physical––the rightsholder receives revenues with respect to sales of physical products such as vinyl, CDs and DVDs;
●	Synchronization––the rightsholder receives royalties or fees for the right to use sound recordings in combination with visual images such as in films or television programs, television commercials and video games; and
●	Neighboring Rights––the rightsholder also receives royalties if sound recordings are performed publicly through broadcast of music on television, radio, and cable, and in public spaces such as shops, workplaces, restaurants, bars and clubs.

The principal costs associated with our Recorded Music business are as follows:

●	Artist Royalties and Other Recorded Costs––the A&R costs associated with (i) paying royalties to recording artists, producers, songwriters, other copyright holders and trade unions, (ii) signing and developing recording artists and (iii) creating master recordings in the studio; and product costs to manufacture, package and distribute products to wholesale and retail distribution outlets; and
●	Administration Expenses––the costs associated with general overhead and other administrative expenses as well as the costs associated with the promotion and marketing of recording artists and music, including costs to produce music videos for promotional purposes and artist tour support.

Business Combination

On July 28, 2021 (the “Closing Date”), we consummated the previously announced business combination (the “Business Combination”) by and among Roth CH Acquisition II Co., a Delaware corporation (“ROCC”), Roth CH II Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of ROCC (“Merger Sub”) and Reservoir Holdings, Inc., a Delaware corporation (“RHI”). On the Closing Date, Merger Sub merged with and into RHI, with RHI surviving as a wholly-owned subsidiary of ROCC (the “Business Combination”). In connection with the consummation of the Business Combination, “Roth CH Acquisition II Co.” was renamed “Reservoir Media, Inc.” effective as of the Closing Date.  Our common stock, $0.0001 par value per share (the “Common Stock”) and warrants are traded on The Nasdaq Stock Market LLC (“NASDAQ”) under the ticker symbols “RSVR” and “RSVRW,” respectively.

The Business Combination was accounted for as a reverse capitalization. Under this method of accounting, ROCC was treated as the “acquired” company for accounting purposes, and the Business Combination was accounted as the equivalent of RHI issuing stock for the net assets of ROCC, accompanied by a recapitalization. RHI is deemed to be the accounting predecessor of the combined business and the successor SEC registrant, meaning that RHI’s financial statements for previous periods will be disclosed in future periodic reports filed with the SEC. See Note 3, “Business Combination and PIPE Investment” to the accompanying unaudited condensed consolidated financial statements for additional information with respect to the Business Combination and related transactions.

COVID-19 Pandemic

In January 2020, a new strain of coronavirus, COVID-19, was identified in Wuhan, China. In March 2020, the World Health Organization declared a global pandemic. The global pandemic and governmental responses thereto have disrupted physical and manufacturing supply chains and required the closures of physical retailers. Additionally, stay-at-home orders, limited indoor and outdoor gatherings and other restrictions have negatively affected our business in other ways, such as, making it impossible to hold live concert tours, delaying the release of new recordings and disrupting the production and release of motion pictures and television programs. However, the disruption from the COVID-19 pandemic may have accelerated growth of other revenue streams such as fitness and interactive gaming (including augmented reality and virtual reality).

Factors Affecting Results of Operations and Comparability

Throughout our history, we have constantly acquired new assets and subsidiaries and signed new writers and more recently new recording artists. These investing activities have had the largest impact on our growth over time. We have also invested in our operations to create a platform for the Music Publishing and Recorded Music segments to scale and grow. The most significant acquisitions of size during the six months ended September 30, 2021 and 2020 were as follows:

●	On April 13, 2020, we acquired, through an asset purchase agreement, all of the music assets of three entities doing business as Shapiro, Bernstein & Co., a century old U.S. music publishing company, which included a diverse catalog of primarily music publishing rights and some ancillary rights. The investment also included the acquisition, through a share purchase agreement, of Shapiro, Bernstein & Co. Limited, a U.K. company, which enabled us to take advantage of its at-source network of collections across Europe.
●	On June 2, 2021, we acquired, through a membership interest purchase agreement, Tommy Boy Music, LLC (“Tommy Boy”), a 40-year-old record label, which included a diverse catalog of primarily recorded music rights and some music publishing rights.

Income Statement

Our income statement was composed of the following amounts (in thousands):

	For the Three Months Ended				For the Six Months Ended
	September 30,		2021 vs. 2020		September 30,		2021 vs. 2020
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenues	$30,435	$20,985	$9,450	45%	$47,154	$34,629	$12,524	36%
Costs and expenses:
Cost of revenue	12,092	8,229	3,863	47%	19,784	14,132	5,652	40%
Amortization and depreciation	4,778	3,859	918	24%	8,857	7,289	1,568	22%
Administration expenses	5,655	3,579	2,076	58%	10,320	6,584	3,736	57%
Total costs and expenses	22,524	15,668	6,857	44%	38,961	28,005	10,956	39%
Operating income	7,911	5,318	2,593	49%	8,193	6,624	1,569	24%
Interest expense	(2,729)	(2,201)	(528)	24%	(5,508)	(4,409)	(1,099)	25%
Gain (loss) on foreign exchange	193	(91)	285	(312)%	175	(207)	382	(185)%
Gain on fair value of swaps	678	662	16	2%	1,225	407	818	201%
Interest and other income	0	0	0	N/A %	0	5	(4)	(100)%
Income before income taxes	6,054	3,687	2,367	64%	4,085	2,420	1,665	69%
Income tax expense	1,575	900	676	75%	1,065	578	487	84%
Net income	4,478	2,787	1,691	61%	3,021	1,842	1,178	64%
Net loss attributable to noncontrolling interests	78	45	33	73%	131	103	28	27%
Net income attributable to Reservoir Media, Inc.	$4,556	$2,832	$1,724	61%	$3,152	$1,946	$1,206	62%

Revenues

Our revenues were composed of the following amounts (in thousands):

	For the Three Months Ended				For the Six Months Ended
	September 30,		2021 vs. 2020		September 30,		2021 vs. 2020
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenue by Type
Performance	$4,386	$4,873	$(487)	(10)%	$7,049	$7,975	$(927)	(12)%
Digital	11,582	8,035	3,547	44%	18,230	13,941	4,288	31%
Mechanical	959	1,090	(131)	(12)%	1,369	1,479	(110)	(7)%
Synchronization	4,145	2,805	1,340	48%	6,097	4,348	1,749	40%
Other	1,076	780	296	38%	1,670	1,182	488	41%
Total Music Publishing	22,148	17,584	4,565	26%	34,414	28,925	5,489	19%

Digital	4,753	1,762	2,991	170%	7,574	3,484	4,089	117%
Physical	2,538	826	1,712	207%	3,507	1,018	2,489	244%
Synchronization	312	285	27	9%	420	350	70	20%
Neighboring rights	470	372	98	26%	803	576	227	39%
Total Recorded Music	8,073	3,245	4,828	149%	12,304	5,428	6,876	127%

Other revenue	214	157	57	36%	435	276	160	58%
Total Revenue	$30,435	$20,985	$9,450	45%	$47,154	$34,629	$12,524	36%
Revenue by Geographical Location
U.S. Music Publishing	$10,816	$10,058	$758	8%	$17,670	$16,953	$717	4%
U.S. Recorded Music	5,093	1,426	3,667	257%	6,676	2,084	4,591	220%
U.S. Other Revenue	214	157	57	36%	435	276	160	58%
Total U.S.	16,123	11,642	4,481	38%	24,781	19,313	5,467	28%
International Music Publishing	11,332	7,525	3,807	51%	16,744	11,972	4,772	40%
International Recorded Music	2,980	1,818	1,162	64%	5,629	3,344	2,285	68%
Total International	14,313	9,343	4,969	53%	22,373	15,316	7,057	46%
Total Revenue	$30,435	$20,985	$9,450	45%	$47,154	$34,629	$12,524	36%

Total Revenues

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

Total revenues increased by $9,450 thousand, or 45%, to $30,435 thousand for the three months ended September 30, 2021 from $20,985 thousand for the three months ended September 30, 2020. Music Publishing revenues represented 73% and 84% of total revenues for the three months ended September 30, 2021 and September 30, 2020, respectively. Recorded Music revenues represented 27% and 16% of total revenues for the three months ended September 30, 2021 and September 30, 2020, respectively. U.S. and international revenues represented 53% and 47%, respectively, of total revenues for the three months ended September 30, 2021, and 55% and 45%, respectively, of total revenues for the three months ended September 30, 2020.

Total digital revenues increased by $6,538 thousand, or 67%, to $16,335 thousand for the three months ended September 30, 2021 from $9,797 thousand for the three months ended September 30, 2020. Total digital revenues represented 54% and 47% of consolidated revenues for the three months ended September 30, 2021 and September 30, 2020, respectively. The increase in digital revenue as a percentage of consolidated revenue is due to the continued growth in revenue at the music streaming services.

Music Publishing revenues increased by $4,565 thousand, or 26%, to $22,148 thousand for the three months ended September 30, 2021 from $17,584 thousand for the three months ended September 30, 2020. U.S. Music Publishing revenues were $10,816 thousand, or 49% of consolidated Music Publishing revenues for the three months ended September 30, 2021, and $10,058 thousand, or 57% of consolidated Music Publishing revenues for the three months ended September 30, 2020. International Music Publishing revenues were $11,332 thousand, or 51% of consolidated Music Publishing revenues for the three months ended September 30, 2021, and $7,525 thousand, or 43% of consolidated Music Publishing revenues for the three months ended September 30, 2020.

The overall increase in Music Publishing revenue during the three months ended September 30, 2021 was mainly driven by acquisitions of catalogs and revenue from the existing catalog, which led to an increase in digital revenue of $3,547 thousand or 44%, synchronization revenue of $1,340 thousand, or 48%, and other revenue of $296 thousand, or 38%. These increases were partially offset by a decrease in mechanical revenue of $131 thousand or 12% and performance revenue of $487 thousand, or 10%, which can be attributed to declines in performance and mechanical revenue across the industry due to the impact of the COVID-19 pandemic. The increase in digital revenue partially reflects the continued shift to streaming services for music consumption, while the increase in synchronization reflects the recovery in the film and television industry from the impacts of the COVID-19 pandemic.

Recorded Music revenues increased by $4,828 thousand, or 149%, to $8,073 thousand for the three months ended September 30, 2021 from $3,245 thousand for the three months ended September 30, 2020. U.S. Recorded Music revenues were $5,093 thousand and $1,426 thousand, or 63% and 44% of consolidated Recorded Music revenues for the three months ended September 30, 2021 and September 30, 2020, respectively. International Recorded Music revenues were $2,980 thousand and $1,818 thousand, or 37% and 56% of consolidated Recorded Music revenues for the three months ended September 30, 2021 and September 30, 2020, respectively.

The overall increase in Recorded Music revenue during the three months ended September 30, 2021, was driven in part by the acquisition of Tommy Boy in June 2021, which contributed $3,644 thousand to Recorded Music revenue during the three months ended September 30, 2021. Digital revenue increased by $2,991 thousand primarily due to the acquisition of Tommy Boy and due to the continued growth at music streaming services. Physical revenue increased by $1,712 thousand primarily due to an increase in physical sales at Chrysalis Records reflective of the growth in global demand for vinyl. Synchronization revenue increased by $27 thousand. Neighboring rights revenue increased by $98 thousand primarily due to the acquisition of Tommy Boy.

Six Months Ended September 30, 2021 vs. Six Months Ended September 30, 2020

Total revenues increased by $12,524 thousand, or 36%, to $47,154 thousand for the six months ended September 30, 2021 from $34,629 thousand for the six months ended September 30, 2020. Music Publishing revenues represented 73% and 84% of total revenues for the six months ended September 30, 2021 and September 30, 2020, respectively. Recorded Music revenues represented 26% and 16% of total revenues for the six months ended September 30, 2021 and September 30, 2020, respectively. U.S. and international revenues represented 53% and 47%, respectively, of total revenues for the six months ended September 30, 2021, and 56% and 44%, respectively, of total revenues for the six months ended September 30, 2020.

Total digital revenues increased by $8,378 thousand, or 48%, to $25,803 thousand for the six months ended September 30, 2021 from $17,426 thousand for the six months ended September 30, 2020. Total digital revenues represented 55% and 50% of consolidated revenues for the six months ended September 30, 2021 and September 30, 2020, respectively. The increase in digital revenue as a percentage of consolidated revenue is due to the continued growth in revenue at the music streaming services.

Music Publishing revenues increased by $5,489 thousand, or 19%, to $34,414 thousand for the six months ended September 30, 2021 from $28,925 thousand for the six months ended September 30, 2020. U.S. Music Publishing revenues were $17,670 thousand, or 51% of consolidated Music Publishing revenues for the six months ended September 30, 2021, and $16,953 thousand, or 59% of consolidated Music Publishing revenues for the six months ended September 30, 2020. International Music Publishing revenues were $16,744 thousand, or 49% of consolidated Music Publishing revenues for the six months ended September 30, 2021, and $11,972 thousand, or 41% of consolidated Music Publishing revenues for the six months ended September 30, 2020.

The overall increase in Music Publishing revenue during the six months ended September 30, 2021 was mainly driven by acquisitions of catalogs and revenue from the existing catalog, which led to increases in digital revenue of $4,288 thousand or 31%, synchronization revenue of $1,749 thousand, or 40%, and other revenue of $488 thousand, or 41%. These increases were partially offset by a decrease in mechanical revenue of $110 thousand, or 7%, and performance revenue of $927 thousand, or 12%, which can be attributed to declines in mechanical and performance revenue across the industry due to the impact of the COVID-19 pandemic. The increase in digital revenue partially reflects the continued shift to streaming services for music consumption, while the increase in synchronization reflects the recovery in the film and television industry from the impacts of the COVID-19 pandemic.

Recorded Music revenues increased by $6,876 thousand, or 127%, to $12,304 thousand for the six months ended September 30, 2021 from $5,428 thousand for the six months ended September 30, 2020. U.S. Recorded Music revenues were $6,676 thousand and $2,084 thousand, or 54% and 38% of consolidated Recorded Music revenues for the six months ended September 30, 2021 and September 30, 2020, respectively. International Recorded Music revenues were $5,629 thousand and $3,344 thousand, or 46% and 62% of consolidated Recorded Music revenues for the six months ended September 30, 2021 and September 30, 2020, respectively.

The overall increase in Recorded Music revenue during the six months ended September 30, 2021, was driven in part by the acquisition of Tommy Boy in June 2021, which contributed $3,644 thousand to Recorded Music revenue to the six months ended September 30, 2021. Digital revenue increased by $4,089 thousand primarily due to the acquisition of Tommy Boy and due to the continued growth at music streaming services. Physical revenue increased by $2,489 thousand primarily due to an increase in physical sales at Chrysalis Records reflective of the growth in global demand for vinyl. Synchronization revenue increased by $70 thousand. Neighboring rights revenue increased by $227 thousand primarily due to the acquisition of Tommy Boy.

Revenue by Geographical Location

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

U.S. revenue increased by $4,481 thousand, or 38%, to $16,123 thousand for the three months ended September 30, 2021 from $11,642 thousand for the three months ended September 30, 2020. U.S. Music Publishing revenue increased by $758 thousand, or 8%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. U.S. Recorded Music revenue increased by $3,667 thousand, or 257%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. This was primarily driven by the acquisition of Tommy Boy.

International revenue increased by $4,969 thousand, or 53%, to $14,313 thousand for the three months ended September 30, 2021 from $9,343 thousand for the three months ended September 30, 2020. International Music Publishing revenue increased $3,807 thousand, or 51%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. This was primarily driven by acquisitions of catalogs and the signings of writers. International Recorded Music revenue increased $1,162 thousand for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 primarily due to the acquisition of Tommy Boy, the continued growth of music streaming services and a strong physical release schedule from Chrysalis Records.

Six Months Ended September 30, 2021 vs. Six Months Ended September 30, 2020

U.S. revenue increased by $5,467 thousand, or 28%, to $24,781 thousand for the six months ended September 30, 2021 from $19,313 thousand for the six months ended September 30, 2020. U.S. Music Publishing revenue increased by $717 thousand, or 4%, for the six months ended September 30, 2021 as compared to the six months ended September 30, 2020. U.S. Recorded Music revenue increased by $4,591 thousand, or 220%, for the six months ended September 30, 2021 as compared to the six months ended September 30, 2020. This was primarily driven by the acquisition of Tommy Boy.

International revenue increased by $7,057 thousand, or 46%, to $22,373 thousand for the six months ended September 30, 2021 from $15,316 thousand for the six months ended September 30, 2020. International Music Publishing revenue increased $4,772 thousand, or 40%, for the six months ended September 30, 2021 as compared to the six months ended September 30, 2020. This was primarily driven by acquisitions of catalogs, signings of writers and increases in digital revenue, primarily due to growth in streaming. International Recorded Music revenue increased $2,285 thousand for the six months ended September 30, 2021 as compared to the six months ended September 30, 2020 primarily due to the acquisition of Tommy Boy, the continued growth of music streaming services and a strong physical release schedule.

Cost of Revenues

Our cost of revenues was composed of the following amounts (in thousands):

	For the Three Months Ended				For the Six Months Ended
	September 30,		2021 vs. 2020		September 30,		2021 vs. 2020
	2021	2020	$ Change	% Change	2021	2020	$Change	% Change
Writer royalties and other publishing costs	$9,723	$7,642	$2,081	27%	$15,742	$12,888	$2,854	22%
Artist royalties and other recorded music costs	2,369	587	1,782	304%	4,042	1,244	2,798	225%
Total cost of revenues	$12,092	$8,229	$3,863	47%	$19,784	$14,132	$5,652	40%

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

Cost of revenues increased by $3,863 thousand, or 47%, to $12,092 thousand for the three months ended September 30, 2021 from $8,229 thousand for the three months ended September 30, 2020. Cost of revenues as a percentage of revenues increased to 40% for the three months ended September 30, 2021 from 39% for the three months ended September 30, 2020.

Writer royalties and other publishing costs increased by $2,081 thousand, or 27%, to $9,723 thousand for the three months ended September 30, 2021 from $7,642 thousand for the three months ended September 30, 2020. Writer royalties and other publishing costs as a percentage of music publishing revenues increased to 44% for the three months ended September 30, 2021 from 43% for the three months ended September 30, 2020. The decrease in margins was due to the change in the mix of earnings by type and songwriting clients with their specific contractual royalty rates being applied to the revenues.

Artist royalties and other recorded music costs increased by $1,782 thousand, or 304%, to $2,369 thousand for the three months ended September 30, 2021 from $587 thousand for the three months ended September 30, 2020. This increase was due partly to the acquisition of Tommy Boy as well as costs associated with the increased physical revenue during the three months ended September 30, 2021. Artist royalties and other recorded music costs as a percentage of recorded music revenues increased to 29% for the three months ended September 30, 2021 from 18% for the three months ended September 30, 2020. This was primarily driven by the increase in sales of physical products, which have a higher cost base than our other revenue streams.

Six Months Ended September 30, 2021 vs. Six Months Ended September 30, 2020

Our cost of revenues increased by $5,652 thousand, or 40%, to $19,784 thousand for the six months ended September 30, 2021 from $14,132 thousand for the six months ended September 30, 2020. Cost of revenues as a percentage of revenues increased to 42% for the six months ended September 30, 2021 from 41% for the six months ended September 30, 2020.

Writer royalties and other publishing costs increased by $2,854 thousand, or 22%, to $15,742 thousand for the six months ended September 30, 2021 from $12,888 thousand for the six months ended September 30, 2020. Writer royalties and other publishing costs as a percentage of music publishing revenues increased to 46% for the six months ended September 30, 2021 from 45% for the six months ended September 30, 2020. The decrease in margins was due to the change in the mix of earnings by type and songwriting clients with their specific contractual royalty rates being applied to the revenues.

Artist royalties and other recorded music costs increased by $2,798 thousand, or 225%, to $4,042 thousand for the six months ended September 30, 2021 from $1,244 thousand for the six months ended September 30, 2020. This increase was due partly to the acquisition of Tommy Boy as well as costs associated with the increased physical revenue during the six months ended September 30, 2021. Artist royalties and other recorded music costs as a percentage of recorded music revenues increased to 33% for the six months ended September 30, 2021 from 23% for the six months ended September 30, 2020. This was primarily driven by the increase in sales of physical products which have a higher cost base than our other revenue streams.

Administration Expenses

Our administration expenses are composed of the following amounts (in thousands):

	For the Three Months Ended				For the Six Months Ended
	September 30,		2021 vs. 2020		September 30,		2021 vs. 2020
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Administration expenses	$5,655	$3,579	$2,076	58%	$10,320	$6,584	$3,736	57%
Total administration expenses	$5,655	$3,579	$2,076	58%	$10,320	$6,584	$3,736	57%

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

Total administration expenses increased by $2,076 thousand, or 58%, to $5,655 thousand for the three months ended September 30, 2021 from $3,579 thousand for the three months ended September 30, 2020. Expressed as a percentage of revenues, administration expenses increased to 19% for the three months ended September 30, 2021 from 17% for the three months ended September 30, 2020. Administration expenses associated with preparing for being a public company along with increased costs related to acquisitions were the primary drivers of this increase.

Six Months Ended September 30, 2021 vs. Six Months Ended September 30, 2020

Total administration expenses increased by $3,736 thousand, or 57%, to $10,320 thousand for the six months ended September 30, 2021 from $6,584 thousand for the six months ended September 30, 2020. Expressed as a percentage of revenues, administration expenses increased to 22% for the six months ended September 30, 2021 from 19% for the six months ended September 30, 2020. Administration expenses associated with preparing for being a public company along with increased costs related to acquisitions were the primary drivers of this increase. In addition, the benefit of a forgiven PPP Loan (as defined below) of $617 thousand was recorded during the six months ended September 30, 2020, while no such benefit was recorded for the six months ended September 30, 2021. Adjusting for the impact of the one-time benefit of the PPP Loan forgiveness for the six months ended September 30, 2020, administrative expenses increased by $3,119 thousand, or 47%. This increase was in line with management’s expectations of incremental administrative expenses related to being a public company as well as anticipated incremental administrative expenses associated with acquisitions.

Interest Expense

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

Interest expense increased by $528 thousand, or 24%, to $2,729 thousand for the three months ended September 30, 2021 from $2,201 thousand for the three months ended September 30, 2020. This was primarily driven by increased debt balances due to use of funds in catalog and business acquisitions and writer signings, partially offset by a decline in LIBOR rates as well as lower interest rates as a result of refinancing transactions, the impact of which was in turn partially offset by interest rate swap hedges.

Six Months Ended September 30, 2021 vs. Six Months Ended September 30, 2020

Interest expense increased by $1,099 thousand, or 25%, to $5,508 thousand for the six months ended September 30, 2021 from $4,409 thousand for the six months ended September 30, 2020. This was primarily driven by increased debt balances due to use of funds in catalog and business acquisitions and writer signings, partially offset by a decline in LIBOR rates as well as lower interest rates as a result of refinancing transactions, the impact of which was in turn partially offset by interest rate swap hedges.

Gain (Loss) on Foreign Exchange

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

Gain on foreign exchange was $193 thousand for the three months ended September 30, 2021 compared to a loss on foreign exchange of $91 thousand for the three months ended September 30, 2020. This change was due to fluctuations in the two foreign currencies we are directly exposed to, namely British pound sterling and euro.

Six Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

Gain on foreign exchange was $175 thousand for the six months ended September 30, 2021 compared to a loss on foreign exchange of $207 thousand for the six months ended September 30, 2020. This change was due to fluctuations in the two foreign currencies we are directly exposed to, namely British pound sterling and euro.

Gain on Fair Value of Swaps

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

Gain on fair value of swaps increased by $16 thousand to $678 thousand for the three months ended September 30, 2021 from $662 thousand for the three months ended September 30, 2020. This change was due to a rising forward yield curve for LIBOR and the marking to market of our interest rate swap hedges.

Six Months Ended September 30, 2021 vs. Six Months Ended September 30, 2020

Gain on fair value of swaps increased by $818 thousand to $1,225 thousand for the six months ended September 30, 2021 from $407 thousand for the six months ended September 30, 2020. This change was due to a rising forward yield curve for LIBOR and the marking to market of our interest rate swap hedges.

Income Tax Expense

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

Income tax expense increased by $676 thousand, or 75%, to $1,575 thousand for the three months ended September 30, 2021 from $900 thousand for the three months ended September 30, 2020. The increase in income tax expense was related to the higher pre-tax income in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

Six Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

Income tax expense increased by $487 thousand, or 84%, to $1,065 thousand for the six months ended September 30, 2021 from $578 thousand for the six months ended September 30, 2020. The increase in income tax expense was related to the higher pre-tax income in the six months ended September 30, 2021 as compared to the six months ended September 30, 2020.

Net Income

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

Net income increased by $1,691 thousand, or 61%, to $4,478 thousand for the three months ended September 30, 2021 from $2,787 thousand for the three months ended September 30, 2020 as a result of the factors described above.

Six Months Ended September 30, 2021 vs. Six Months Ended September 30, 2020

Net income increased by $1,178 thousand, or 64%, to $3,021 thousand for the six months ended September 30, 2021 from $1,842 thousand for the six months ended September 30, 2020 as a result of the factors described above.

Reconciliation of Operating Income to OIBDA

We use OIBDA as our primary measure of financial performance. The following table reconciles operating income to OIBDA (in thousands):

	For the Three Months Ended				For the Six Months Ended
	September 30,		2021 vs. 2020		September 30,		2021 vs. 2020
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Operating income	$7,911	$5,318	$2,593	49%	$8,193	$6,624	$1,569	24%
Amortization expense	4,732	3,803	929	24%	8,780	7,177	1,603	22%
Depreciation expense	46	56	(10)	(18)%	77	112	(35)	(31)%
OIBDA	$12,689	$9,177	$3,512	38%	$17,050	$13,913	$3,137	23%

OIBDA

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

OIBDA increased by $3,512 thousand, or 38%, to $12,689 thousand for the three months ended September 30, 2021 from $9,177 thousand for the three months ended September 30, 2020 primarily as a result of an increase in revenue of $9,450 thousand, partially offset by an increase in cost of revenue of $3,863 thousand and an increase in administration expenses of $2,076 thousand. Expressed as a percentage of total revenue, OIBDA margin decreased to 42% for the three months ended September 30, 2021 from 44% for the three months ended September 30, 2020. OIBDA margin decreased primarily because of increased overhead associated with preparing to be a public company.

Six Months Ended September 30, 2021 vs. Six Months Ended September 30, 2020

OIBDA increased by $3,137 thousand, or 23%, to $17,050 thousand for the six months ended September 30, 2021 from $13,913 thousand for the six months ended September 30, 2020 primarily as a result of an increase in revenue of $12,524 thousand, partially offset by an increase in cost of revenue of $5,652 thousand and an increase in administration expenses of $3,736 thousand. Expressed as a percentage of total revenue, OIBDA margin decreased to 36% for the six months ended September 30, 2021 from 40% for the six months ended September 30, 2020. Adjusting for the impact of the one-time benefit of the PPP Loan forgiveness of $617 thousand for the six months ended September 30, 2020 (as described in “—Administrative Expenses”), OIBDA for the six months ended September 30, 2020 would have been $13,296 thousand. When excluding the impact of the one-time benefit of the PPP Loan forgiveness for the six months ended September 30, 2020, OIBDA for the six months ended September 30, 2021 increased by $3,754 thousand, or 28%, which can be attributed to the increased costs for the six months ended September 30, 2021 associated with preparing to be a public company.

Depreciation Expense

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

Depreciation expense decreased by $10 thousand, or 18%, to $46 thousand for the three months ended September 30, 2021 from $56 thousand for the three months ended September 30, 2020, primarily due to the full depreciation of some prior capital expenditures.

Six Months Ended September 30, 2021 vs. Six Months Ended September 30, 2020

Depreciation expense decreased by $35 thousand, or 31%, to $77 thousand for the six months ended September 30, 2021 from $112 thousand for the six months ended September 30, 2020, primarily due to the full depreciation of some prior capital expenditures.

Amortization Expense

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

Amortization expense increased by $929 thousand, or 24%, to $4,732 thousand for the three months ended September 30, 2021 from $3,803 thousand for the three months ended September 30, 2020, primarily due to the acquisition of additional music catalogs, including Tommy Boy, and music company purchases.

Six Months Ended September 30, 2021 vs. Six Months Ended September 30, 2020

Amortization expense increased by $1,603 thousand, or 22%, to $8,780 thousand for the six months ended September 30, 2021 from $7,177 thousand for the six months ended September 30, 2020, primarily due to the acquisition of additional music catalogs, including Tommy Boy, and music company purchases.

Business Segment Results

Revenues, operating income and OIBDA by business segment were as follows (in thousands):

	For the Three Months Ended				For the Six Months Ended
	September 30,		2021 vs. 2020		September 30,		2021 vs. 2020
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Music Publishing
Revenues	$22,148	$17,584	$4,565	26%	$34,414	$28,925	$5,489	19%
Operating income	4,746	3,892	854	22%	4,430	4,931	(502)	(10)%
OIBDA	8,071	7,203	868	12%	10,939	11,129	(190)	(2)%
Recorded Music
Revenues	$8,073	$3,245	$4,828	149%	$12,304	$5,428	$6,876	127%
Operating income	3,149	1,379	1,770	128%	3,687	1,650	2,038	123%
OIBDA	4,577	1,927	2,650	138%	5,985	2,742	3,243	118%
Other
Revenues	$214	$157	$57	36%	$435	$276	$160	58%
Operating income	16	47	(31)	(66)%	76	43	33	NM
OIBDA	41	47	(6)	(13)%	126	43	83	NM
Total
Revenues	$30,435	$20,985	$9,450	45%	$47,154	$34,629	$12,524	36%
Operating income	7,911	5,318	2,593	49%	8,193	6,624	1,569	24%
OIBDA	12,689	9,177	3,512	38%	17,050	13,913	3,137	23%

Music Publishing

Revenues

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

Music Publishing revenues increased by $4,565 thousand, or 26%, to $22,148 thousand for the three months ended September 30, 2021 from $17,584 thousand for the three months ended September 30, 2020. The increase was primarily attributed to the increase in digital revenue of $3,547 thousand from $8,035 thousand to $11,582 thousand, or 44%. Additionally, Synchronization and Other revenues increased by 48% and 38%, respectively. The increase was partially offset by a decline in Performance and Mechanical revenues of 10% and 12%, respectively.

The overall increase in Music Publishing revenue was mainly driven by reasons described in “—Total Revenues” and “—Revenue by Geographical Location.”

Six Months Ended September 30, 2021 vs. Six Months Ended September 30, 2020

Music Publishing revenues increased by $5,489 thousand, or 19%, to $34,414 thousand for the six months ended September 30, 2021 from $28,925 thousand for the six months ended September 30, 2020. The increase was primarily attributed to the increase in digital revenue of $4,288 thousand from $13,941 thousand to $18,230 thousand, or 31%. Additionally, Synchronization and Other revenues increased by 40% and 41%, respectively. The increase was partially offset by a decline in Performance and Mechanical revenues of 12%and 7%, respectively.

The overall increase in Music Publishing revenue was mainly driven by reasons described in “—Total Revenues” and “—Revenue by Geographical Location.”

Cost of Revenues

Music Publishing cost of revenues was composed of the following amounts (in thousands):

	For the Three Months Ended				For the Six Months Ended
	September 30,		2021 vs. 2020		September 30,		2021 vs. 2020
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Writer royalties and other publishing costs	$9,723	$7,642	$2,081	27%	$15,742	$12,888	$2,854	22%
Total cost of revenues	$9,723	$7,642	$2,081	27%	$15,742	$12,888	$2,854	22%

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

Music Publishing cost of revenues increased by $2,081 thousand, or 27%, to $9,723 thousand for the three months ended September 30, 2021 from $7,642 thousand for the three months ended September 30, 2020. This increase was due primarily to acquisitions of catalogs and writer signings. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues increased to 44% for the three months ended September 30, 2021 from 43% for the three months ended September 30, 2020. The decrease in margins was due to the change in the mix of earnings by type and songwriting clients with their specific contractual royalty rates being applied to the revenues.

Six Months Ended September 30, 2021 vs. Six Months Ended September 30, 2020

Music Publishing cost of revenues increased by $2,854 thousand, or 22%, to $15,742 thousand for the six months ended September 30, 2021 from $12,888 thousand for the six months ended September 30, 2020. This increase was due primarily to acquisitions of catalogs and writer signings. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues increased to 46% for the six months ended September 30, 2021 from 45% for the six months ended September 30, 2020. The decrease in margins was due to the change in the mix of earnings by type and songwriting clients with their specific contractual royalty rates being applied to the revenues.

Administration Expenses

Music Publishing administration expenses were comprised of the following amounts (in thousands):

	For the Three Months Ended				For the Six Months Ended
	September 30,		2021 vs. 2020		September 30,		2021 vs. 2020
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Administration expenses	$4,355	$2,738	$1,617	59%	$7,733	$4,908	$2,825	58%
Total administration expenses	$4,355	$2,738	$1,617	59%	$7,733	$4,908	$2,825	58%

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

Music Publishing administration expenses increased by $1,617 thousand, or 59%, to $4,355 thousand for the three months ended September 30, 2021 as compared to $2,738 thousand for the three months ended September 30, 2020. This was partly due to new administration expenses associated with preparing for being a public company along with increased costs related to acquisitions. Expressed as a percentage of Music Publishing revenues, Music Publishing administration expenses increased to 20% for the three months ended September 30, 2021 from 16% for the three months ended September 30, 2020.

Six Months Ended September 30, 2021 vs. Six Months Ended September 30, 2020

Music Publishing administration expenses increased by $2,825 thousand, or 58%, to $7,733 thousand for the six months ended September 30, 2021 as compared to $4,908 thousand for the six months ended September 30, 2020. This was partly due to new administration expenses associated with preparing for being a public company along with increased costs related to acquisitions. Additionally, administration expenses for the six months ended September 30, 2020 included a benefit of approximately $617 thousand for a forgiven PPP Loan while no such benefit was recorded for the six months ended September 30, 2021. Expressed as a percentage of Music Publishing revenues, Music Publishing administration expenses increased to 22% for the six months ended September 30, 2021 from 17% for the six months ended September 30, 2020. Adjusting for the impact of the one-time benefit of the PPP Loan forgiveness for the six months ended September 30, 2020, administrative expenses increased by $2,208 thousand, or 40%.

Operating Income and OIBDA

Music Publishing OIBDA includes the following amounts (in thousands):

	For the Three Months Ended				For the Six Months Ended
	September 30,		2021 vs. 2020		September 30,		2021 vs. 2020
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Operating income	$4,746	$3,892	$854	22%	$4,430	$4,931	$(502)	(10)%
Depreciation and amortization	3,325	3,311	14	0%	6,509	6,198	311	5%
OIBDA	$8,071	$7,203	$868	12%	$10,939	$11,129	$(190)	(2)%

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

Music Publishing OIBDA increased by $868 thousand, or 12%, to $8,071 thousand for the three months ended September 30, 2021 from $7,203 thousand for the three months ended September 30, 2020. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA margin decreased to 36% for the three months ended September 30, 2021 from 41% for the three months ended September 30, 2020. The increase in Music Publishing OIBDA was primarily attributed to higher Music Publishing revenues, partially offset by higher cost of revenues and higher administration expenses.

Music Publishing operating income increased by $854 thousand, or 22%, to $4,746 thousand for the three months ended September 30, 2021 from $3,892 thousand for the three months ended September 30, 2020 due to the factors that led to the increase in Music Publishing OIBDA noted above.

Six Months Ended September 30, 2021 vs. Six Months Ended September 30, 2020

Music Publishing OIBDA decreased by $190 thousand, or 2%, to $10,939 thousand for the six months ended September 30, 2021 from $11,129 thousand for the six months ended September 30, 2020. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA margin decreased to 32% for the six months ended September 30, 2021 from 38% for the six months ended September 30, 2020. The decrease in Music Publishing OIBDA was primarily attributed to higher Music Publishing revenues, partially offset by higher cost of revenues, and more than fully offset by higher administration expenses related to being a public company. Adjusting for the impact of the one-time benefit of the PPP Loan forgiveness for the six months ended September 30, 2020, Music Publishing OIBDA increased by $427 thousand, or 4%, from the six months ended September 30, 2020 to the six months ended September 30, 2021.

Music Publishing operating income decreased by $502 thousand, or 10%, to $4,430 thousand for the six months ended September 30, 2021 from $4,931 thousand for the six months ended September 30, 2020 due to the factors that led to the decrease in Music Publishing OIBDA noted above.

Recorded Music

Revenues

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

Recorded Music revenues increased by $4,828 thousand, or 149%, to $8,073 thousand for the three months ended September 30, 2021 from $3,245 thousand for the three months ended September 30, 2020. The increase was attributed to the increase in digital revenue from $1,762 thousand to $4,753 thousand, or 170%. Additionally, Physical, Synchronization, and Neighboring Rights revenues increased by 207%, 9%, and 26%, respectively. These increases were primarily driven by the acquisition of Tommy Boy and increased physical sales by Chrysalis.

The overall increase in Recorded Music revenue was driven reasons described in “—Total Revenues” and “—Revenue by Geographical Location.”

Six Months Ended September 30, 2021 vs. Six Months Ended September 30, 2020

Recorded Music revenues increased by $6,876 thousand, or 127%, to $12,304 thousand for the six months ended September 30, 2021 from $5,428 thousand for the six months ended September 30, 2020. The increase was attributed to the increase in digital revenue from $3,484 thousand to $7,574 thousand, or 117%. Additionally, Physical, Synchronization, and Neighboring Rights revenues increased by 244%, 20%, and 39%, respectively. These increases were primarily driven by the acquisition of Tommy Boy and increased physical sales by Chrysalis.

The overall increase in Recorded Music revenue was driven reasons described in “—Total Revenues” and “—Revenue by Geographical Location.”

Cost of Revenues

Recorded Music cost of revenues was composed of the following amounts (in thousands):

	For the Three Months Ended				For the Six Months Ended
	September 30,		2021 vs. 2020		September 30,		2021 vs. 2020
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Artist royalties and other recorded music costs	$2,369	$587	$1,782	304%	$4,042	$1,244	$2,798	225%
Total cost of revenues	$2,369	$587	$1,782	304%	$4,042	$1,244	$2,798	225%

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

Recorded Music cost of revenues increased by $1,782 thousand, or 304%, to $2,369 thousand for the three months ended September 30, 2021 from $587 thousand for the three months ended September 30, 2020. Expressed as a percentage of Recorded Music revenue, cost of revenues increased to 29% for the three months ended September 30, 2021 from 18% for the three months ended September 30, 2020. This was primarily driven by the increase in sales of physical products which have a higher cost base than our other revenue streams.

Six Months Ended September 30, 2021 vs. Six Months Ended September 30, 2020

Recorded Music cost of revenues increased by $2,798 thousand, or 225%, to $4,042 thousand for the six months ended September 30, 2021 from $1,244 thousand for the six months ended September 30, 2020. Expressed as a percentage of Recorded Music revenue, cost of revenues increased to 33% for the six months ended September 30, 2021 from 23% for the six months ended September 30, 2020. This was primarily driven by the increase in sales of physical products which have a higher cost base than our other revenue streams.

Administration Expenses

Recorded Music administration expenses were composed of the following amounts (in thousands):

	For the Three Months Ended				For the Six Months Ended
	September 30,		2021 vs. 2020		September 30,		2021 vs. 2020
	2021	2020	$ Change	% Change	2021	2020	$Change	% Change
Administration expenses	$1,126	$732	$394	54%	$2,277	$1,443	$834	58%
Total administration expenses	$1,126	$732	$394	54%	$2,277	$1,443	$834	58%

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

Recorded Music administration expenses increased to $1,126 thousand for the three months ended September 30, 2021 from $732 thousand for the three months ended September 30, 2020. The increase in administration expenses was primarily due to increases at Chrysalis Records and the integration of Tommy Boy. Expressed as a percentage of Recorded Music revenue, Recorded Music administration expense decreased to 14% for the three months ended September 30, 2021 from 23% for the three months ended September 30, 2020. This was primarily due to taking advantage of operating leverage on the Recorded Music platform.

Six Months Ended September 30, 2021 vs. Six Months Ended September 30, 2020

Recorded Music administration expenses increased to $2,277 thousand for the six months ended September 30, 2021 from $1,443 thousand for the six months ended September 30, 2020. The increase in administration expenses was primarily due to increases at Chrysalis Records and the integration of Tommy Boy. Expressed as a percentage of Recorded Music revenue, Recorded Music administration expense decreased to 19% for the six months ended September 30, 2021 from 27% for the six months ended September 30, 2020. This was primarily due to taking advantage of operating leverage on the Recorded Music platform.

Operating Income and OIBDA

Recorded Music OIBDA included the following amounts (in thousands):

	For the Three Months Ended				For the Six Months Ended
	September 30,		2021 vs. 2020		September 30,		2021 vs. 2020
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Operating income	$3,149	$1,379	$1,770	128%	$3,687	$1,650	$2,037	123%
Depreciation and amortization	1,428	548	880	161%	2,298	1,092	1,206	110%
OIBDA	$4,577	$1,927	$2,650	138%	$5,985	$2,742	$3,243	118%

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

Recorded Music OIBDA increased by $2,650 thousand, or 138%, to $4,577 thousand for the three months ended September 30, 2021 from $1,927 thousand for the three months ended September 30, 2020 as a result of the acquisition of Tommy Boy and increases from Chrysalis Records. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA margin decreased to 57% for the three months ended September 30, 2021 from 59% for the three months ended September 30, 2020. This decrease in OIBDA margin reflects the impact of the increased cost of revenues percentage of Recorded Music revenue being greater than the impact of the decreased administrative expenses percentage on Recorded Music revenue.

Recorded Music operating income increased by $1,770 thousand to $3,149 thousand for the three months ended September 30, 2021 from $1,379 thousand for the three months ended September 30, 2020 due to the factors that led to the increase in Recorded Music OIBDA noted above.

Six Months Ended September 30, 2021 vs. Six Months Ended September 30, 2020

Recorded Music OIBDA increased by $3,243 thousand, or 118%, to $5,985 thousand for the six months ended September 30, 2021 from $2,742 thousand for the six months ended September 30, 2020 as a result of the acquisition of Tommy Boy and increases from Chrysalis Records. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA margin decreased to 49% for the six months ended September 30, 2021 from 51% for the six months ended September 30, 2020. This decrease in OIBDA margin reflects the impact of the increased cost of revenues percentage of Recorded Music revenue being greater than the impact of the decreased administrative expenses percentage on Recorded Music revenue.

Recorded Music operating income increased by $2,037 thousand to $3,687 thousand for the six months ended September 30, 2021 from $1,650 thousand for the six months ended September 30, 2020 due to the factors that led to the increase in Recorded Music OIBDA noted above.

Liquidity and Capital Resources

Capital Resources

As of September 30, 2021, we had $203,937 thousand of debt (net of $5,708 thousand of deferred financing costs), $12,772 thousand of cash and equivalents and net debt of $191,165 thousand (defined as total debt, less cash and equivalents and deferred financing costs).

We used a portion of the proceeds from the Business Combination and PIPE Investment to repay $80,600 thousand of debt (amounts to related parties) associated with the Tommy Boy acquisition and $55,000 thousand of debt under the New Senior Credit Facility.

Cash Flows

The following table summarizes our historical cash flows (in thousands).

	For the Six Months Ended
	September 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Cash provided by (used in):
Operating activities	$1,713	$6,786	$(5,073)	(75)%
Investing activities	$(128,395)	$(85,958)	$(42,437)	49%
Financing activities	$131,771	$28,239	$103,532	367%

Operating Activities

Cash provided by operating activities was $1,713 thousand for the six months ended September 30, 2021 compared to $6,786 thousand for the six months ended September 30, 2020. The primary driver of the $5,073 thousand decrease in cash provided by operating activities during the six months ended September 30, 2021 as compared to the six months ended September 30, 2020 was an increase in cash used for working capital, including royalty advances (net of recoupments) and prepaid expenses, partially offset by higher earnings.

Investing Activities

Cash used in investing activities was $128,395 thousand for the six months ended September 30, 2021 compared to $85,958 thousand for the six months ended September 30, 2020. The increase in cash used in investing activities was primarily due to increased acquisitions of music catalogs, including Tommy Boy.

Financing Activities

Cash provided by financing activities was $131,771 thousand for the six months ended September 30, 2021 compared to cash provided by financing activities of $28,239 thousand for the six months ended September 30, 2020. The increased cash provided by financing activities in the six months ended September 30, 2020 reflects the proceeds from the Business Combination and PIPE Investment and an increase in net borrowings, partially offset by the payment of financing costs.

Liquidity

Our primary sources of liquidity are the cash flows generated from our subsidiaries’ operations, available cash and cash equivalents and funds available for drawing under our New Senior Credit Facility (as described below). These sources of liquidity are needed to fund our debt service requirements, working capital requirements, strategic acquisitions and investments, capital expenditures and other investing and financing activities we may elect to make in the future.

During the six months ended September 30, 2020, we borrowed $617 thousand (the “PPP Loan”) under the Paycheck Protection Program (the “PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act of 2020, as amended (the “CARES Act”), provided for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. In accordance with the terms of the PPP, we applied for and received confirmation of loan forgiveness for the entire amount borrowed under the PPP.

We believe that our primary sources of liquidity will be sufficient to support our existing operations over the next twelve months.

Existing Debt as of September 30, 2021

As of September 30, 2021, our outstanding debt consisted of $209,646 thousand borrowed under the New Senior Credit Facility.

We use cash generated from operations to service outstanding debt, consisting primarily of interest payments through maturity, and we expect to continue to refinance and extend maturity on the New Senior Credit Facility for the foreseeable future.

Debt Capital Structure

Since 2014, RMM has been the borrower under a revolving credit and term loan agreement (the “Prior Credit Facility”) with SunTrust Bank (Truist Bank) as the administrative agent and lead arranger. The Prior Credit Facility has been amended and restated a number of times since 2014, generally leading to extensions of maturity dates and increases in the facility size.

On July 28, 2021, in connection with the consummation of the Business Combination, RMM amended and restated the Prior Credit Facility by entering the Fourth Amended and Restated Credit Agreement (the facility provided thereunder, the “New Senior Credit Facility”), providing RMM with a senior secured credit facility in an aggregate amount of $248,750 thousand. The New Senior Credit Facility matures on October 16, 2024, while interest rates were reduced from the Prior Credit Facility to one month LIBOR plus 2.25%.

Subject to market conditions, we expect to continue to take opportunistic steps to extend our maturity dates and reduce related interest expense. From time to time, we may incur additional indebtedness for, among other things, working capital, repurchasing, redeeming or tendering for existing indebtedness and acquisitions or other strategic transactions.

Certain terms of the New Senior Credit Facility are described below.

Guarantees and Security

The obligations under the New Senior Credit Facility are guaranteed by us, RHI and subsidiaries of RMM. Substantially all of our, RHI’s, RMM’s and other subsidiary guarantors’ tangible and intangible assets are pledged as collateral to secure the obligations of RMM under the New Senior Credit Facility, including accounts, receivables, cash and cash equivalents, deposit accounts, securities accounts, commodities accounts, inventory and certain intercompany debt owing to us or our subsidiaries.

Covenants, Representations and Warranties

The New Senior Credit Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants contained in the New Senior Credit Facility limit the ability our, RHI’s, RMM’s and certain of its subsidiaries ability to, among other things, incur debt or liens, merge or consolidate with others, make investments, make cash dividends, redeem or repurchase capital stock, dispose of assets, enter into transactions with affiliates or enter into certain restrictive agreements.

Events of Default

The New Senior Credit Facility includes customary events of default, including nonpayment of principal when due, nonpayment of interest or other amounts, inaccuracy of representations or warranties in any material respect, violation of covenants, certain bankruptcy or insolvency events, certain ERISA events and certain material judgments, in each case, subject to customary thresholds, notice and grace period provisions.

Interest Rate Swaps

As of September 30, 2021, RMM had entered into four interest rate swaps. Two of these swaps expire on March 10, 2022, one with a notional amount of $59,325 thousand and one with a notional amount $40,228 thousand. Under the terms of the interest rate swaps, RMM pays a fixed rate of 2.8% and 3.0%, respectively, to the counterparty and receives a floating interest from the counterparty based on LIBOR with reference to notional amounts adjusted to match the original scheduled principal repayments pursuant to the indenture agreement.

As of September 30, 2021, the two additional interest rate swaps, which were entered into during the year ended March 31, 2020, had notional amounts of $8,875 thousand and $88,099 thousand. These swaps have an effective date of March 10, 2022, which coincides with the expiration of the previous two swaps. RMM will pay a fixed rate of 1.6% and 1.5%, respectively, and receive a floating interest rate from the counterparty based on LIBOR with reference to notional amounts adjusted to match the original scheduled principal repayments pursuant to the indenture agreement.

Covenant Compliance

The New Senior Credit Facility contains financial covenants that requires us, on a consolidated basis with our subsidiaries, to maintain, (i) a total leverage ratio of no greater than 6.00:1.00 as of the end of each fiscal quarter, (ii) a fixed charge coverage ratio of not less than 1.25:1.00 for each four fiscal quarter period, and (iii) a consolidated senior debt to library value ratio of 0.55, subject to certain adjustments. RMM’s ability to borrow funds under the New Senior Credit Facility may depend upon its ability to meet the leverage ratio test at the end of a fiscal quarter to the extent it has outstanding debt.

Non-compliance with the leverage ratio, fixed charge coverage ratio and consolidated senior debt to library value ratio could result in the lenders, subject to customary cure rights, requiring the immediate payment of all amounts outstanding under the New Senior Credit Facility, which could have a material adverse effect on our business, cash flows, financial condition and results of operations. As of September 30, 2021, we were in compliance with each of the financial covenants under the New Senior Credit Facility.

Dividends

Our ability to pay dividends is restricted by covenants in the New Senior Credit Facility . For the three months ended September 30, 2021, we did not pay any dividends to stockholders.

Summary

Management believes that funds generated from our operations and borrowings under the New Senior Credit Facility and available cash and equivalents will be sufficient to fund our debt service requirements, working capital requirements and capital expenditure requirements for the foreseeable future. We also have additional borrowing capacity under the New Senior Credit Facility. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy and the continued transition from physical to digital formats in the recorded music and music publishing industries. It could also be affected by the severity and duration of natural or man-made disasters, including pandemics such as the COVID-19 pandemic. We and our affiliates continue to evaluate opportunities to, from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to pay dividends or prepay outstanding debt or repurchase or retire our outstanding debt, privately negotiated purchases or otherwise. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings or equity raises. In addition, from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity, and other factors, we may seek to refinance the New Credit Senior Facility with existing cash and/or with funds provided from additional borrowings.

Contractual and Other Obligations

As of September 30, 2021, there have been no material changes, outside the ordinary course of business, in our contractual obligations since March 31, 2021. See “RHI’s Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual and Other Obligations” in the Registration Statement for information regarding our contractual obligations.

Critical Accounting Policies

As of September 30, 2021, there have been no material changes to our critical accounting policies since March 31, 2021. See “RHI’s Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Registration Statement for information regarding our critical accounting policies. We believe that our accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. The preparation of our condensed consolidated financial statements in conformity with US GAAP requires us to make estimates and judgments that affect the amounts reported in those condensed consolidated financial statements and the accompanying notes thereto. The future effects of the COVID-19 pandemic on our results of operations, cash flows and financial position are unclear. However, we believe we have used reasonable estimates and assumptions in preparing the condensed consolidated financial statements. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

New Accounting Pronouncements

See Note 2, “Significant Accounting Policies” to the accompanying unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021, as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting identified in the Registration Statement. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our previously identified material weaknesses in internal control over financial reporting relate to (i) an ineffective control environment due to improper segregation of duties and a lack of qualified personnel to address certain complex accounting transactions, and (ii) an ineffective risk assessment process resulting in improper design of control activities to address certain risks of material misstatement. Notwithstanding these material weaknesses, management has concluded that the condensed consolidated financial statements included in this Quarterly Report are fairly stated in all material respects in accordance with US GAAP.

We continue to take steps to remediate the material weaknesses described above by hiring additional qualified accounting personnel and further evolving our accounting processes. We will not be able to fully remediate these material weaknesses until these steps have been completed and we have been operating effectively for a sufficient period of time.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls and Procedures

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all cases of error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We may, from time to time, become involved in various legal and administrative proceedings, claims, lawsuits and/or other actions incidental to the conduct of our business. Some of these legal and administrative proceedings, claims, lawsuits and/or other actions may be material and involve highly complex issues that are subject to substantial uncertainties and could result in damages, fines, penalties, non-monetary sanctions or relief. We recognize provisions for claims or pending litigation when we determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Due to the inherently uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates. As of the date of this Quarterly Report, we are not involved in any legal proceedings that we believe could have a material adverse effect on our business, financial condition and/or results of operations.

Item 1A. Risk Factors.

As a result of the consummation of the Business Combination, certain of the risk factors previously disclosed in Part I, Item 1A of ROCC’s Annual Report on Form 10-K for the year ended December 31, 2020, may no longer apply. Following the consummation of the Business Combination, factors that could cause our actual results to differ materially from the results set forth in this Quarterly Report are any of the risks described in our registration statement on Form S-1 (file no. 333-257610) (the “Registration Statement”) filed with the SEC on July 1, 2021, as amended on July 23, 2021 and July 26, 2021. Any of these factors could result in a significant or material adverse effect on our business, financial condition and/or results of operations. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business, financial condition and/or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in the definitive proxy statement filed by ROCC with the SEC on July 8, 2021 and the Registration Statement. We may, however, disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with the consummation of the Business Combination, ROCC consummated the PIPE Investment, pursuant to which ROCC issued 15,000,000 shares of ROCC Common Stock at a purchase price of $10.00 per share for an aggregate purchase price of $150.0 million to certain accredited investors. In addition, in connection with the consummation of the Business Combination, the Company issued an aggregate of 44,714,705 shares of Common Stock to the former stockholders of RHI pursuant to, and in accordance with, the Merger Agreement. Each of the issuance of (x) the shares of ROCC Common Stock to certain accredited investors pursuant to the PIPE Investment and (y) the shares of Common Stock to the former stockholders of RHI pursuant to, and in accordance with, the Merger Agreement was made pursuant to and in accordance with the exemption from registration contained in Section 4(a)(2) and/or Regulation D of the Securities Act. The Registration Statement relating to 15,000,000 shares of ROCC Common Stock and 44,714,705 shares of Common Stock was declared effective by the SEC on July 28, 2021. We did not and will not receive any proceeds from the sale of Common Stock included on the Registration Statement by the selling stockholders named therein.

There have been no other unregistered sales of equity securities during the three months ended September 30, 2021, which have not been previously disclosed on a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

3.1

Second Amended and Restated Certificate of Incorporation of Reservoir Media, Inc. (incorporated by reference to Exhibit 3.1 to Reservoir Media, Inc.’s Current Report on Form 8-K filed with the SEC on July 28, 2021).

3.2	Amended and Restated Bylaws of Reservoir Media, Inc. (incorporated by reference to Exhibit 3.2 to Reservoir Media, Inc.’s Current Report on Form 8-K filed with the SEC on July 28, 2021).
10.1†

Fourth Amended and Restated Credit Agreement, dated as of July 28, 2021, by and among Reservoir Media Management, Inc., Reservoir Media, Inc., the lenders party thereto from time to time and Truist Bank, as administrative agent (incorporated by reference to Exhibit 10.6 to Reservoir Media, Inc.’s Current Report on Form 8-K filed with the SEC on July 28, 2021).

10.2	Reservoir Media, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Reservoir Media, Inc.’s Registration Statement on Form S-8 filed with the SEC on October 14, 2021).
10.3

Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Reservoir Media, Inc.’s Registration Statement on Form S-8 filed with the SEC on October 14, 2021).

10.4	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to Reservoir Media, Inc.’s Registration Statement on Form S-8 filed with the SEC on October 14, 2021).
10.5	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to Reservoir Media, Inc.’s Registration Statement on Form S-8 filed with the SEC on October 14, 2021).
10.6	Form of Stock Award Agreement (incorporated by reference to Exhibit 10.5 to Reservoir Media, Inc.’s Registration Statement on Form S-8 filed with the SEC on October 14, 2021).
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
†

Certain of the schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules or exhibits upon request by the SEC.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized..

RESERVOIR MEDIA, INC.

Date: November 9, 2021	By:	/s/ Golnar Khosrowshahi
Name: Golnar Khosrowshahi
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2021	By:	/s/ Jim Heindlmeyer
Name: Jim Heindlmeyer
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)