Form 10-Q
period 2021-12-31
Reservoir Media, Inc.
filed 2022-02-08
CIK 1824403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

As of January 31, 2022, there were 64,138,639 shares of Common Stock of Reservoir Media, Inc. issued and outstanding.

RESERVOIR MEDIA, INC.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In U.S. dollars, except share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020

Revenues	$27,127,779	$21,554,880	$74,281,417	$56,184,190
Costs and expenses:
Cost of revenue	11,436,180	9,687,489	31,220,470	23,819,732
Amortization and depreciation	4,981,748	3,157,879	13,838,676	10,447,015
Administration expenses	6,731,953	3,816,176	17,051,623	10,400,158
Total costs and expenses	23,149,881	16,661,544	62,110,769	44,666,905

Operating income	3,977,898	4,893,336	12,170,648	11,517,285

Interest expense	(2,499,576)	(2,259,131)	(8,007,453)	(6,667,917)
Gain (loss) on foreign exchange	(48,304)	(342,448)	126,635	(549,708)
Gain on fair value of swaps	1,663,743	852,449	2,888,961	1,259,738
Interest and other income	2	1,307	357	6,152
Income before income taxes	3,093,763	3,145,513	7,179,148	5,565,550
Income tax expense	717,379	758,761	1,782,058	1,336,424
Net income	2,376,384	2,386,752	5,397,090	4,229,126
Net (income) loss attributable to noncontrolling interests	(226,930)	(115,506)	(95,439)	(12,085)
Net income attributable to Reservoir Media, Inc.	$2,149,454	$2,271,246	$5,301,651	$4,217,041

Earnings per common share (Note 14):
Basic	$0.03	$0.05	$0.10	$0.09
Diluted	$0.03	$0.05	$0.09	$0.09

Weighted average common shares outstanding (Note 14):
Basic	64,106,963	28,539,299	48,836,288	28,318,769
Diluted	64,716,756	44,714,705	56,405,487	44,494,175

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In U.S. dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020

Net income	$2,376,384	$2,386,752	$5,397,090	$4,229,126
Other comprehensive income (loss):
Translation adjustments	155,092	3,933,558	(1,409,203)	5,912,547
Total comprehensive income	2,531,476	6,320,310	3,987,887	10,141,673
Comprehensive (income) loss attributable to noncontrolling interests	(226,930)	(115,506)	(95,439)	(12,085)
Total comprehensive income attributable to Reservoir Media, Inc.	$2,304,546	$6,204,804	$3,892,448	$10,129,588

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars, except share data)

(Unaudited)

	December 31,	March 31,
	2021	2021
Assets
Current assets
Cash and cash equivalents	$14,632,795	$9,209,920
Accounts receivable	18,547,999	15,813,384
Current portion of royalty advances	13,071,082	12,840,855
Inventory and prepaid expenses	4,542,654	1,406,379
Total current assets	50,794,530	39,270,538

Intangible assets, net	538,787,661	393,238,010
Investment in equity affiliates	4,011,250	1,591,179
Royalty advances, net of current portion	38,391,462	28,741,225
Property, plant and equipment, net	319,054	321,766
Other assets	753,066	781,735
Total assets	$633,057,023	$463,944,453

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$5,168,739	$3,316,768
Royalties payable	23,117,300	14,656,566
Accrued payroll	1,138,513	1,634,852
Deferred revenue	1,638,317	1,337,987
Other current liabilities	10,352,541	2,615,488
Amounts due to related parties (Note 11)	—	290,172
Current portion of loans and secured notes payable	—	1,000,000
Income taxes payable	524,442	533,495
Total current liabilities	41,939,852	25,385,328

Loans and secured notes payable	225,277,214	211,531,875
Deferred income taxes	20,599,049	19,735,537
Fair value of swaps	1,677,576	4,566,537
Other liabilities	1,017,591	6,739,971
Total liabilities	290,511,282	267,959,248

Contingencies and commitments (Note 16)

Shareholders' Equity
Preferred stock, $0.0001 par value 75,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2021; 98,032,767 shares authorized, 16,175,413 shares issued and outstanding at March 31, 2021	—	81,632,500
Common stock, $0.0001 par value; 750,000,000 shares authorized, 64,138,639 issued and outstanding at December 31, 2021; 196,065,534 shares authorized, 28,539,311 shares issued and outstanding at March 31, 2021	6,414	2,854
Additional paid-in capital	334,697,889	110,496,300
Retained earnings	6,053,147	751,496
Accumulated other comprehensive income	687,155	2,096,358
Total Reservoir Media, Inc. shareholders' equity	341,444,605	194,979,508
Noncontrolling interest	1,101,136	1,005,697
Total shareholders' equity	342,545,741	195,985,205
Total liabilities and shareholders' equity	$633,057,023	$463,944,453

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In U.S. dollars, except share data)

(Unaudited)

	For the Nine Months Ended December 31, 2021
	Preferred Stock		Common Stock
						Retained	Accumulated
						earnings	other
					Additional	(accumulated	comprehensive	Noncontrolling	Shareholders'
	Shares	Amount	Shares	Amount	paid-in capital	deficit)	income (loss)	interests	equity
Balance, March 31, 2021	82,500	$81,632,500	145,560	$1	$110,499,153	$751,496	$2,096,358	$1,005,697	$195,985,205
Retrospective application of reverse recapitalization	16,092,906	—	28,393,739	2,853	(2,853)	—	—	—	—
Balance, March 31, 2021 after effect of reverse recapitalization conversion	16,175,406	$81,632,500	28,539,299	$2,854	$110,496,300	$751,496	$2,096,358	$1,005,697	$195,985,205
Share-based compensation	—	—	—	—	25,675	—	—	—	25,675
Net loss	—	—	—	—	—	(1,403,500)	—	(53,983)	(1,457,483)
Other comprehensive income	—	—	—	—	—	—	215,142	—	215,142
Balance, June 30, 2021	16,175,406	$81,632,500	28,539,299	$2,854	$110,521,975	$(652,004)	$2,311,500	$951,714	$194,768,539
RHI Preferred Stock Conversion	(16,175,406)	(81,632,500)	16,175,406	1,618	81,630,882	—	—	—	—
Business Combination and PIPE Investment, net of transaction costs	—	—	19,354,548	1,935	141,144,876	—	—	—	141,146,811
Share-based compensation	—	—	—	—	191,478	—	—	—	191,478
Net income (loss)	—	—	—	—	—	4,555,697	—	(77,508)	4,478,189
Other comprehensive loss	—	—	—	—	—	—	(1,779,437)	—	(1,779,437)
Balance, September 30, 2021	—	$—	64,069,253	$6,407	$333,489,211	$3,903,693	$532,063	$874,206	$338,805,580
Share-based compensation	—	—	—	—	1,208,685	—	—	—	1,208,685
Issuance of shares	—	—	69,386	7	(7)	—	—	—	—
Net income	—	—	—	—	—	2,149,454	—	226,930	2,376,384
Other comprehensive loss	—	—	—	—	—	—	155,092	—	155,092
Balance, December 31,2021	—	$—	64,138,639	$6,414	$334,697,889	$6,053,147	$687,155	$1,101,136	$342,545,741

	For the Nine Months Ended December 31, 2020
	Preferred Stock		Common Stock
						Retained	Accumulated
						earnings	other
					Additional	(accumulated	comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Shares	Amount	paid-in capital	deficit)	income (loss)	interests	equity
Balance, March 31, 2020	82,500	$81,632,500	140,227	$1	$102,423,444	$(9,537,465)	$(4,385,615)	$959,024	$171,091,889
Retrospective application of reverse recapitalization	16,092,906	—	27,353,454	2,734	(2,734)	—	—	—	—
Balance, March 31, 2020 after effect of reverse recapitalization conversion	16,175,406	$81,632,500	27,493,681	$2,735	$102,420,710	$(9,537,465)	$(4,385,615)	$959,024	$171,091,889
Issuance of common shares	—	—	1,045,618	104	7,972,906	—	—	—	7,973,010
Share-based compensation	—	—	—	—	25,674	—	—	—	25,674
Net loss	—	—	—	—	—	(886,014)	—	(58,790)	(944,804)
Other comprehensive income	—	—	—	—	—	—	1,974,652	—	1,974,652
Balance, June 30, 2020	16,175,406	$81,632,500	28,539,299	$2,839	$110,419,290	$(10,423,479)	$(2,410,963)	$900,234	$180,120,421
Share-based compensation	—	—	—	—	25,675	—	—	—	25,675
Net income (loss)	—	—	—	—	—	2,831,809	—	(44,631)	2,787,178
Other comprehensive income	—	—	—	—	—	—	4,337	—	4,337
Balance, September 30, 2020	16,175,406	$81,632,500	28,539,299	$2,839	$110,444,965	$(7,591,670)	$(2,406,626)	$855,603	$182,937,611
Share-based compensation	—	—	—	—	25,675	—	—	—	25,675
Net income	—	—	—	—	—	2,271,246	—	115,506	2,386,752
Other comprehensive income	—	—	—	—	—	—	3,933,558	—	3,933,558
Balance, December 31,2020	16,175,406	$81,632,500	28,539,299	$2,839	$110,470,640	$(5,320,424)	$1,526,932	$971,109	$189,283,596

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

(Unaudited)

	Nine Months Ended December 31,
	2021	2020
Cash flows from operating activities
Net income	$5,397,090	$4,229,126
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	13,713,202	10,278,508
Depreciation of property, plant and equipment	125,474	168,507
Share-based compensation	1,425,838	77,025
Non-cash interest charges	1,067,946	577,613
Gain on fair value of swaps	(2,888,961)	(1,259,738)
Dividend from equity affiliates	17,584	—
Deferred income taxes	863,512	833,768
Changes in operating assets and liabilities:
Accounts receivable	(2,734,615)	(3,003,789)
Inventory and prepaid expenses	(3,136,275)	(465,120)
Royalty advances	(9,880,464)	(3,181,225)
Other assets	345,682	240,168
Accounts payable and accrued expenses	10,107,397	8,477,794
Income tax payable	(9,053)	358,902
Net cash provided by operating activities	14,414,357	17,331,539
Cash flows from investing activities:
Purchases of music catalogs	(157,555,894)	(107,225,238)
Investment in equity affiliates	(2,464,486)	(18,839)
Purchase of property, plant and equipment	(122,762)	(69,157)
Net cash used for investing activities	(160,143,142)	(107,313,234)
Cash flows from financing activities:
Issuance of common shares, net of issuance costs	—	7,973,009
Proceeds from Business Combination and PIPE Investment, net of issuance costs	141,146,811	—
Proceeds from secured line of credit	89,554,866	31,500,000
Repayments of secured line of credit	(55,000,000)	—
Repayments of secured loans	(18,500,000)	(750,000)
Deferred financing costs paid	(4,377,473)	(609,212)
Repayments of related party loans	(81,203,792)	—
Draws on related party loans	80,913,620	116,797
Net cash provided by financing activities	152,534,032	38,230,594
Foreign exchange impact on cash	(1,382,372)	5,912,546
Increase (decrease) in cash and cash equivalents	5,422,875	(45,838,555)
Cash and cash equivalents beginning of period	9,209,920	58,240,123
Cash and cash equivalents end of period	$14,632,795	$12,401,568

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

The Company’s activities are organized into two operating segments: Music Publishing and Recorded Music. Operations of the Music Publishing segment involve the acquisition of interests in music catalogs from which royalties are earned as well as signing songwriters to exclusive agreements which give the Company an interest in the future delivery of songs. The publishing catalog includes ownership or control rights to more than 140,000 musical compositions that span across historic pieces, motion picture scores and current award-winning hits. Operations of the Recorded Music segment involve the acquisition of sound recording catalogs as well as the discovery and development of recording artists and the marketing, distribution, sale and licensing of the music catalog. The Recorded Music operations are primarily conducted through the Chrysalis Records platform and Tommy Boy Music, LLC (“Tommy Boy”), acquired in June 2021, and include the ownership of over 36,000 sound recordings. See Note 5, “Acquisitions” for additional information with respect to the Tommy Boy acquisition.

COVID-19 Pandemic

In March 2020, the World Health Organization characterized the coronavirus (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of COVID-19 and the continuously evolving responses to combat it have had a negative impact on the global economy.

The Company has evaluated and continues to evaluate the potential impact of the COVID-19 pandemic on its consolidated financial statements. Government-imposed restrictions and general behavioral changes in response to the pandemic adversely affected the Company’s results of operations for the three and nine months ended December 31, 2021 and 2020. This included performance revenue generated from retail, restaurants, bars, gyms and live shows, synchronization revenue, and the release schedule of physical product. Even as government restrictions are lifted and consumer behavior starts to return to pre-pandemic norms, it is unclear for how long and to what extent the Company’s operations will continue to be affected.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(Unaudited)

Paycheck Protection Program Loan

During the nine months ended December 31, 2020, the Company borrowed $616,847 (the “PPP Loan”) under the Paycheck Protection Program (the “PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act of 2020, as amended (the “CARES Act”), provided loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. In accordance with the terms of the PPP, the Company applied for and received confirmation of loan forgiveness for the entire amount borrowed under the PPP.

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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for the three and nine months ended December 31, 2021 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending March 31, 2022 or any other period.

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

DECEMBER 31, 2021

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

Accounts Receivable

Credit is extended to customers based upon an evaluation of the customer’s financial condition.  The time between the Company’s issuance of an invoice and payment due date is not significant. Customer payments that are not collected in advance of the transfer of promised services or goods are generally due 30-60 days from the invoice date. The Company monitors customer credit risk related to accounts receivable and, when deemed necessary, maintains a provision for estimated uncollectible accounts, which is estimated based on historical experience, aging trends and in certain cases, management judgments about specific customers. Based on this analysis, the Company did not record a provision for estimated uncollectible accounts as of December 31, 2021 or March 31, 2021.

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

DECEMBER 31, 2021

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

Goodwill

The Company had $402,067 of goodwill as of December 31, 2021 and March 31, 2021, which is classified with “Other assets” in the Company’s condensed consolidated balance sheets. All of the goodwill arose in connection with an acquisition on December 29, 2019 and has been assigned to a reporting unit within the Music Publishing segment. There were no impairments, disposals or other acquisitions of goodwill in the nine months ended December 31, 2021 and 2020.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(Unaudited)

The Company performed its annual impairment testing of goodwill as of January 1, 2022 and no impairment was required. Our impairment testing consisted of a qualitative assessment. Changes in market conditions, laws and regulations, and key assumptions could negatively impact the results of future impairment testing and could result in the recognition of an impairment charge.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(Unaudited)

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

Share-Based Compensation

Compensation expense related to the issuance of share-based awards to the Company’s employees is measured at fair value on the grant date. The Company uses the Black-Scholes option pricing model to value stock options. The compensation expense for awards that vest over a future service period is recognized over the requisite service period on a straight-line basis. The Company recognizes share-based award forfeitures as they occur rather than estimating by applying a forfeiture rate.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

DECEMBER 31, 2021

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement declared effective under the Securities Act or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

ASU 2016-02 requires a modified retrospective transition approach with application in all comparative periods presented (the “comparative method”), or alternatively, as of the effective date as the date of initial application without restating comparative period financial statements (the “effective date method”). The new guidance also provides several practical expedients and policies that companies may elect under either transition method. The Company currently expects to apply the effective date method and elect the package of practical expedients under which it will not reassess the classification of its existing leases, reevaluate whether any expired or existing contracts are or contain leases or reassess initial direct costs under the new guidance. Rather, the Company will retain the conclusions reached for these items under ASC Topic 840, Leases.  Additionally, the Company expects to elect a practical expedient to not separate non-lease components, such as common area maintenance, from lease components. The Company does not expect to elect the practical expedient that permits a reassessment of lease terms for existing leases.

The Company has commenced an analysis of the impact of ASU 2016-02 and developed a plan for its implementation. The project plan includes analyzing the impact of the new guidance on our current lease contracts, reviewing the completeness of the Company’s existing lease portfolio, comparing the Company’s accounting policies under current accounting guidance to the new accounting guidance and identifying potential differences from applying the requirements of the new guidance to the Company’s lease contracts. Under current accounting guidance for leases, the Company does not recognize an asset or liability created by operating leases where the Company is the lessee. Therefore, the Company expects an increase to its assets and liabilities on the Company’s consolidated balance sheet as a result of recognizing assets and liabilities for operating leases where the Company is the lessee on the date of initial application of the new guidance. The Company does not expect the adoption of this new guidance will have a material impact on the amount or timing of the Company’s cash flows or liquidity.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(Unaudited)

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(Unaudited)

NOTE 4. REVENUE RECOGNITION

For the Company’s operating segments, Music Publishing and Recorded Music, the Company accounts for a contract when it has legally enforceable rights and obligations and collectability of consideration is probable. The Company identifies the performance obligations and determines the transaction price associated with the contract. Revenue is recognized when, or as, control of the promised services or goods is transferred to the Company’s customers, and in an amount that reflects the consideration the Company is contractually due in exchange for those services or goods. Certain of the Company’s arrangements include licenses of intellectual property with consideration in the form of sales- and usage-based royalties. Royalty revenue is recognized when the subsequent sale or usage occurs using the best estimates available of the amounts that will be received by the Company. The Company recognized revenue of $1,210,132 and $2,263,778 from performance obligations satisfied in previous periods for the nine months ended December 31, 2021 and 2020, respectively.

Disaggregation of Revenue

The Company’s revenue consisted of the following categories during the three and nine months ended December 31, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Revenue by Type
Performance	$3,997,209	$3,759,701	$11,046,058	$11,735,057
Digital	8,480,193	11,654,043	26,709,781	25,595,232
Mechanical	744,416	510,330	2,113,506	1,988,951
Synchronization	2,443,767	1,366,885	8,540,525	5,715,107
Other	2,737,128	454,995	4,406,722	1,636,680
Total Music Publishing	18,402,713	17,745,954	52,816,592	46,671,027

Digital	4,891,724	1,541,215	12,465,615	5,025,607	(a)
Physical	1,279,588	1,169,102	4,786,531	2,187,300	(a)
Synchronization	1,189,929	90,138	1,610,310	440,215	(a)
Neighboring rights	748,972	476,098	1,552,167	1,051,878	(a)
Total Recorded Music	8,110,213	3,276,553	20,414,623	8,705,000

Other revenue	614,853	532,373	1,050,202	808,163
Total revenue	$27,127,779	$21,554,880	$74,281,417	$56,184,190

(a)Reflects correction of misclassifications of $828,177 between previously reported types of Recorded Music revenue for the nine months ended December 31, 2020.  The corrections had no impact on the Company’s consolidated statements of income, Recorded Music total revenue or segment income.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Revenue by Geographical Location
United States Music Publishing	$9,013,231	$7,359,825	$26,683,184	$24,312,965
United States Recorded Music	4,010,666	583,430	10,686,201	2,667,853
United States other revenue	614,853	532,374	1,050,202	808,164
Total United States	13,638,750	8,475,629	38,419,587	27,788,982
International Music Publishing	9,389,482	10,386,128	26,133,408	22,358,061
International Recorded Music	4,099,547	2,693,123	9,728,422	6,037,147
Total International	13,489,029	13,079,251	35,861,830	28,395,208
Total revenue	$27,127,779	$21,554,880	$74,281,417	$56,184,190

Only the United States represented 10% or more of the Company’s total revenues in the three and nine months ended December 31, 2021 and 2020.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(Unaudited)

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

Deferred Revenue

The following table reflects the change in deferred revenue during the nine months ended December 31, 2021 and 2020:

	Nine Months Ended
	December 31,
	2021	2020
Balance at beginning of period	$1,337,987	$473,022
Cash received during period	3,891,627	6,464,140
Revenue recognized during period	(3,591,297)	(5,063,609)
Balance at end of period	$1,638,317	$1,873,553

NOTE 5. ACQUISITIONS

In the ordinary course of business, the Company regularly acquires publishing and recorded music catalogs, which are typically accounted for as asset acquisitions. During the nine months ended December 31, 2021 and 2020, the Company completed such acquisitions totaling $160,566,608 and $98,991,836, respectively, inclusive of deferred acquisition payments. Significant acquisition transactions, all of which have been accounted for as asset acquisitions, completed during the nine months ended December 31, 2021 and 2020 included the following:

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(Unaudited)

NOTE 6. INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following as of December 31, 2021 and March 31, 2021:

	December 31,	March 31,
	2021	2021
Intangible assets subject to amortization:
Publishing and recorded music catalogs	$616,806,912	$457,662,303
Artist management contracts	974,851	995,464
Gross intangible assets	617,781,763	458,657,767
Accumulated amortization	(78,994,102)	(65,419,757)
Intangible assets, net	$538,787,661	$393,238,010

Straight-line amortization expense totaled $4,933,056 and $3,101,738 in the three months ended December 31, 2021 and 2020, respectively. Straight-line amortization expense totaled $13,713,202 and $10,278,508 in the nine months ended December 31, 2021 and 2020, respectively.

NOTE 7. ROYALTY ADVANCES

The Company made royalty advances totaling $17,888,739 and $10,951,740 during the nine months ended December 31, 2021 and 2020, respectively, recoupable from the writer’s or artist’s share of future royalties otherwise payable, in varying amounts. Advances expected to be recouped within the next twelve months are classified as current assets, with the remainder classified as noncurrent assets.

	Nine Months Ended
	December 31
	2021	2020
Balance at beginning of period	$41,582,080	$40,263,439
Additions	17,888,739	10,951,740
Recoupments	(8,008,275)	(7,770,515)
Balance at end of period	$51,462,544	$43,444,664

NOTE 8. LOANS

Long-term debt consists of the following:

	December 31,	March 31,
	2021	2021
Secured loan bearing interest at LIBOR plus a spread	$—	$18,500,000
Secured line of credit bearing interest at LIBOR plus a spread	231,645,715	197,090,848
Debt issuance costs, net	(6,368,501)	(3,058,973)
	225,277,214	212,531,875
Less: short term portion of secured loan	—	1,000,000
	$225,277,214	$211,531,875

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(Unaudited)

Credit Facilities

On December 19, 2014, Reservoir Media Management, Inc. (“RMM”), a subsidiary of RHI, entered into a credit agreement (the “RMM Credit Agreement”) governing RMM’s secured term loan (the “Secured Loan”) and secured revolving credit facility (the “Secured Line of Credit” and together with the Secured Loan, the “Credit Facilities”). The Credit Facilities were subsequently amended multiple times and were refinanced in July 2021 in connection with the consummation of the Business Combination, pursuant to that certain Fourth Amended and Restated Credit Agreement, dated as of July 28, 2021 (the “Debt Refinancing”). On December 7, 2021, RMM entered into an amendment (the “First Amendment”) to the RMM Credit Agreement.  The First Amendment amended the RMM Credit Agreement to increase RMM’s senior secured revolving credit facility from  $248,750,000 to an aggregate amount of $350,000,000 (the “New Senior Credit Facility”) and modified certain covenants (discussed below).

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

The RMM Credit Agreement contains customary covenants limiting the ability of the Company, RHI, RMM and certain of its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, make investments, make cash dividends, redeem or repurchase capital stock, dispose of assets, enter into transactions with affiliates or enter into certain restrictive agreements. In addition, the Company, on a consolidated basis with its subsidiaries, must comply with financial covenants requiring the Company to maintain (i) a total leverage ratio (net of up to $20,000,000 of certain cash balances) of no greater than 7.50:1.00 as of the end of each fiscal quarter, (ii) a fixed charge coverage ratio of not less than 1.25:1.00 for each four fiscal quarter period, and (iii) a consolidated senior debt to library value ratio of 0.475, subject to certain adjustments. If RMM does not comply with the covenants in the RMM Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the New Senior Credit Facility.

The New Senior Credit Facility also includes an “accordion feature” that permits RMM to seek additional commitments in an amount not to exceed $50,000,000 that would increase the New Senior Credit Facility. As of December 31, 2021, the New Senior Credit Facility had a borrowing capacity of $350,000,000.

Interest Rate Swaps

As of March 31, 2019, RMM had entered into two interest rate swaps, both of which expire on March 10, 2022, one with a notional amount of $40,228,152 and one for $59,325,388. Under the terms of the interest rate swaps, RMM pays a fixed rate of 2.812% and 2.972% respectively, to the counterparty and receives a floating interest from the counterparty based on LIBOR with reference to notional amounts adjusted to match the original scheduled principal repayments pursuant to the indenture agreement. The notional amount of the interest rate swaps was $96,969,763 as of December 31, 2021 and $97,533,496 as of March 31, 2021.

 In October 2019 and January 2020, RMM added two additional interest rate swaps in the amounts of $8,875,000 and $88,098,862, respectively. These swaps have an effective date of March 10, 2022, and expire in September 2024. RMM pays a fixed rate of 1.602% and 1.492%, respectively, and receives a floating interest from the counterparty based on LIBOR with reference to notional amounts adjusted to match the original scheduled principal repayments pursuant to the indenture agreement.  On December 1, 2021, RMM added an additional interest rate swap in the amount of $53,030,237, which has an effective date of December 31, 2021, and expires in September 2024.  RMM pays a fixed rate of 1.042% and receives a floating interest from the counterparty based on LIBOR with reference to notional amounts adjusted to match the original scheduled principal repayments pursuant to the indenture agreement.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(Unaudited)

NOTE 9. INCOME TAXES

Income tax expense for the three months ended December 31, 2021 and 2020 was $717,379 (23.2% effective tax rate) and $758,761 (24.1% effective tax rate), respectively. Income tax expense for the nine months ended December 31, 2021 and 2020 was $1,782,058  (24.8% effective tax rate) and $1,336,424 (24.0% effective tax rate), respectively. The effective tax rates during these periods reflect the amount and mix of income from multiple tax jurisdictions.

NOTE 10. SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid and income taxes paid for the nine months ended December 31, 2021 and 2020 were comprised of the following:

	2021	2020

Interest paid	$6,939,505	$6,090,304
Income taxes paid	$727,431	$106,607

Non-cash investing and financing activities for the nine months ended December 31, 2021 and 2020 were comprised of the following:

	2021	2020

Acquired intangible assets included in other liabilities	$4,625,990	$1,782,500
Conversion of RHI Preferred Stock to Common Stock	$81,632,500	$—

NOTE 11. AMOUNTS DUE TO / (FROM) RELATED PARTIES

The Company has various shared services agreements with a shareholder and other affiliated entities under the control of its shareholder. These agreements cover services such as IT support and re-billed services of staff who perform services across multiple entities. Amounts due to this shareholder and other affiliated entities totaled $0 as of December 31, 2021 and $290,172 as of March 31, 2021.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(Unaudited)

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

As of December 31, 2021, the Company had no shares of RHI Preferred Stock outstanding.

RHI Common Stock Issuance

During the nine months ended December 31, 2020, RHI issued 1,045,617 shares of RHI Common Stock for an aggregate consideration of $8,000,009 to existing shareholders to fund its publishing and recorded music catalog acquisitions. RHI incurred $27,000 of issuance costs in connection with this issuance, which RHI accounted for as a reduction in the proceeds from the RHI Common Stock.

Warrants

As of December 31, 2021, the Company’s outstanding warrants included 5,750,000 publicly-traded warrants (the “Public Warrants”), which were issued during ROCC’s initial public offering on December 15, 2020, and 137,500 warrants sold in a private placement to ROCC’s sponsor (the “Private Warrants” and together with the Public Warrants, the “Warrants”), which were assumed by the Company in connection with the Business Combination and exchanged into warrants for shares of Common Stock. Each whole Warrant entitles the registered holder to purchase one whole share of Common Stock at a price of $11.50 per share, provided that the Company has an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a registered holder may exercise its Warrants only for a whole number of shares of Common Stock. The Warrants will expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation.

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

DECEMBER 31, 2021

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

In October 2021, the Company granted an aggregate of 247,045 restricted stock units (“RSUs”) with an aggregate grant date fair value of approximately $2.2 million to certain employees and executive officers under the 2021 Incentive Plan.  During the three months ended December 31, 2021, 69,386 of these RSUs vested, with another 114,088 expected to vest during the three months ending March 31, 2022. The remainder will vest in the following two years.  As of December 31, 2021, 7,984,354 shares of Common Stock were available for the Company to grant under the 2021 Incentive Plan.

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

Share-based compensation expense totaled $1,208,685 ($931,705, net of taxes) and $1,425,838 ($1,099,096, net of taxes) during the three and nine months ended December 31, 2021, respectively.  Share-based compensation expense totaled $25,675 ($19,791, net of taxes) and $77,025 ($59,373, net of taxes) during the three and nine months ended December 31, 2020, respectively. Share-based compensation expense is classified as “Administration expenses” in the accompanying condensed consolidated statements of income. The increase in share-based compensation expense during the nine months ended December 31, 2021 reflects the accelerated vesting discussed above.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(Unaudited)

NOTE 14. EARNINGS PER SHARE

The following table summarizes the basic and diluted earnings per common share calculation for the three and nine months ended December 31, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020

Basic earnings per common share
Net income attributable to Reservoir Media, Inc.	$2,149,454	$2,271,246	$5,301,651	$4,217,041
Less: income allocated to participating securities	—	(821,616)	(659,721)	(1,533,091)
Net income attributable to common shareholders	$2,149,454	$1,449,630	$4,641,930	$2,683,950
Weighted average common shares outstanding - basic	64,106,963	28,539,299	48,836,288	28,318,769
Earnings per common share - basic	$0.03	$0.05	$0.10	$0.09

Diluted earnings per common share
Net income attributable to common shareholders	$2,149,454	$1,449,630	$4,641,930	$2,683,950
Add: income allocated to participating securities	—	821,616	659,721	1,533,091
Net income attributable to Reservoir Media, Inc.	$2,149,454	$2,271,246	$5,301,651	$4,217,041

Weighted average common shares outstanding - basic	64,106,963	28,539,299	48,836,288	28,318,769
Weighted average effect of potentially dilutive securities:
Assumed conversion of RHI Preferred Stock	—	16,175,406	6,940,720	16,175,406
Effect of dilutive stock options and RSUs	609,793	—	628,479	—
Weighted average common shares outstanding - diluted	64,716,756	44,714,705	56,405,487	44,494,175
Earnings per common share - diluted	$0.03	$0.05	$0.09	$0.09

Prior to the RHI Preferred Stock Conversion in connection with the Business Combination, shares of the RHI Preferred Stock were considered participating securities.

Because of their anti-dilutive effect, 5,887,500 shares of Common Stock equivalents comprised of warrants have been excluded from the diluted earnings per share calculation for the three and nine months ended December 31, 2021. Because of their anti-dilutive effect, 1,494,848 shares of Common Stock equivalents comprised of stock options have been excluded from the diluted earnings per share calculation for the three and nine months ended December 31, 2020.

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

DECEMBER 31, 2021

(Unaudited)

(b)	Interest Rate Risk

The Company is exposed to market risk from changes in interest rates on its secured loan. As described in Note 8, “Loans,” the Company entered into interest rate swap agreements to partially reduce its exposure to fluctuations in interest rates on its Credit Facilities.

The fair value of the outstanding interest rate swaps was a $1,677,576 liability as of December 31, 2021 and a $4,566,537 liability as of March 31, 2021. Fair value is determined using Level 2 inputs, which are based on quoted prices and market observable data of similar instruments. The change in the unrealized fair value of the swaps during the three and nine months ended December 31, 2021 of $1,663,743 and $2,888,961, respectively, was recorded as a gain on changes in fair value of derivative instruments. The change in the unrealized fair value of the swaps during the three and nine months ended December 31, 2020 of $852,449 and $1,259,738 , respectively, was recorded as a gain on changes in fair value of derivative instruments.

(c)	Foreign Exchange Risk

The Company is exposed to foreign exchange risk in fluctuations of currency rates on its revenue from royalties, writers’ fees and its subsidiaries’ operations.

(d)	Financial Instruments

Financial instruments not described elsewhere include cash, accounts receivable, accounts payable, accrued liabilities, secured loans payable and borrowing under its line of credit. The carrying values of these instruments as of December 31, 2021 do not differ materially from their respective fair values due to the immediate or short-term duration of these items or their bearing market-related rates of interest.

The fair value of amounts due from and owed to related parties are impracticable to determine due to the related party nature of such amounts and the lack of a readily determinable secondary market.

NOTE 16. CONTINGENCIES AND COMMITMENTS

On September 8, 2020, an action was filed in the U.S. District Court for the Southern District of New York against a consolidated subsidiary of the Company and certain prior owners (the “Prior Owners”) of certain music copyrights acquired by such consolidated subsidiary of the Company. The legal action asserts that in 2000, the plaintiff entered into certain engagement letters (the “Engagement Letters”) with certain of the Prior Owners, which purportedly gave the plaintiff, among other things, an exclusive right to broker any future sale by the Prior Owners of the music copyrights acquired by such consolidated subsidiary of the Company, as well as a commission fee. Based on the Engagement Letters’ alleged grant of a security interest in such music copyrights, the plaintiff filed UCC financing statements and various notices of liens in the amount of $2,651,125 in the U.S. Copyright Office between 2000 and 2018. The plaintiff alleges, among other things, that the Prior Owners breached the Engagement Letters by consummating a purchase agreement with a consolidated subsidiary of the Company in 2018 without involving the plaintiff; that a consolidated subsidiary of the Company tortiously interfered with the Engagement Letters; and that the plaintiff is permitted to foreclose on the liens, including foreclosing on those music copyrights acquired by a consolidated subsidiary of the Company under the 2018 purchase agreement. Effective January 10, 2022, the plaintiff, the Prior Owners, and such consolidated subsidiary of the Company entered into a settlement agreement and mutual release which required the Prior Owners to pay a settlement amount to the plaintiff no later than February 1, 2022. The Prior Owners made such payment prior to the stipulated deadline. Accordingly, the liens granted to plaintiff have been automatically released and terminated. The consolidated subsidiary of the Company has filed a notice of termination (executed by plaintiff) with the U.S. Copyright Office and is in the process of terminating all UCC financing statements naming the Prior Owners as debtor and the plaintiff as secured party.  Finally, the plaintiff is then required to file an agreed-upon notice of dismissal with prejudice with the U.S. District Court for the Southern District of New York. Neither the Company nor its consolidated subsidiary named in the action were required to pay any portion of the settlement amounts pursuant to such settlement agreement and mutual release.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(Unaudited)

In addition to the foregoing, the Company is subject to claims and contingencies in the normal course of business. To the extent the Company cannot predict the outcome of the claims and contingencies or estimate the amount of any loss that may result, no provision for any contingent liabilities has been made in the consolidated financial statements. The Company believes that losses resulting from these matters, if any, would not have a material adverse effect on the financial position, results of operations or cash flows of the Company. All such matters which the Company concludes are probable to result in a loss and for which management can reasonably estimate the amount of such loss have been accrued for within these condensed consolidated financial statements.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(Unaudited)

The following tables present total revenue and reconciliation of OIBDA to operating income by segment for the three and nine months ended December 31, 2021 and 2020:

	Three Months Ended December 31, 2021
	Music	Recorded
	Publishing	Music	Other	Consolidated

Total revenue	$18,402,713	$8,110,213	$614,853	$27,127,779

Reconciliation of OIBDA to operating income:
Operating income	908,425	2,747,216	322,257	3,977,898
Amortization and depreciation	3,541,393	1,416,039	24,316	4,981,748
OIBDA	$4,449,818	$4,163,255	$346,573	$8,959,646

	Nine Months Ended December 31, 2021
	Music	Recorded
	Publishing	Music	Other	Consolidated
Total revenue	$52,816,592	$20,414,623	$1,050,202	$74,281,417

Reconciliation of OIBDA to operating income:
Operating income	5,338,102	6,434,370	398,176	12,170,648
Amortization and depreciation	10,050,589	3,713,896	74,191	13,838,676
OIBDA	$15,388,691	$10,148,266	$472,367	$26,009,324

	Three Months Ended December 31, 2020
	Music	Recorded
	Publishing	Music	Other	Consolidated

Total revenue	$17,745,954	$3,276,553	$532,373	$21,554,880

Reconciliation of OIBDA to operating income:
Operating income	3,928,495	904,195	60,646	4,893,336
Amortization and depreciation	2,529,098	628,781	—	3,157,879
OIBDA	$6,457,593	$1,532,976	$60,646	$8,051,215

	Nine Months Ended December 31, 2020
	Music	Recorded
	Publishing	Music	Other	Consolidated

Total revenue	$46,671,027	$8,705,000	$808,163	$56,184,190

Reconciliation of OIBDA to operating income:
Operating income	8,859,977	2,553,779	103,529	11,517,285
Amortization and depreciation	8,726,212	1,720,803	—	10,447,015
OIBDA	$17,586,189	$4,274,582	$103,529	$21,964,300

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and are intended to be covered by the safe harbor created thereby. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “predict,” “project,” “target,” “goal,” “intend,” “continue,” “could,” “may,” “might,” “shall,” “should,” “will,” “would,” “plan,” “possible,” “potential,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. In addition, any statements that refer to expectations, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current expectations, projections and beliefs based on information currently available. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Company that may cause its actual business, financial condition, results of operations, performance and/or achievements to be materially different from any future business, financial condition, results of operations, performance and/or achievements expressed or implied by these forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in the Company’s Registration Statement on Form S-1 (file no. 333-257610) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 1, 2021, as amended on July 23, 2021 and July 26, 2021, and the Company’s other filings with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

This management’s discussion and analysis of financial condition and results of operations is organized as follows:

●	Business Overview––This section provides a general description of our business, as well as a discussion of factors that we believe are important in understanding our results of operations and comparability and in anticipating future trends.
●	Results of Operations––This section provides an analysis of our results of operations for the three and nine months ended December 31, 2021 and December 31, 2020.
●	Business Segment Results––This section provides an analysis of our business segment results for the three and nine months ended December 31, 2021 and December 31, 2020.

●	Liquidity and Capital Resources––This section provides an analysis of our cash flows for the nine months December 31, 2021 and December 31, 2020, as well as a discussion of our liquidity and capital resources as of December 31, 2021. The discussion of our liquidity and capital resources includes recent debt financings and a summary of the key debt covenant compliance measures under our debt agreements.
●	Critical Accounting Policies––This section identifies those accounting policies that are considered important to our results of operations and financial condition, require significant judgement and/or involve significant management estimates. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2, “Significant Accounting Policies” to our condensed consolidated financial statements as of December 31, 2021 and for the three and nine months ended December 31, 2021 and 2020.

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

Business Overview

We are an independent music company operating in music publishing and recorded music. We represent over 140,000 copyrights in our publishing business and over 36,000 master recordings in our recorded music business. Both of our business areas are populated with hit songs dating back to the early 1900s representing an array of artists across genre and geography. We classify our business into two fundamental operations: Music Publishing and Recorded Music. A brief description of each of those operations is presented below.

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

The operations of our Music Publishing business are conducted principally through RMM, our global music publishing company headquartered in New York City, with operations in multiple countries through various subsidiaries, affiliates and non-affiliated licensees and sub-publishers. We own or control rights to more than 140,000 musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over many years, our current award-winning active songwriters exceed 100, while the catalog includes over 5,000 clients representing a diverse range of genres, including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative and gospel.

Music Publishing revenues are derived from five main sources:

●	Performance––the rightsholder receives revenues if the musical composition is performed publicly through broadcast of music on television, radio and cable and in retail locations (e.g., bars and restaurants), live performance at a concert or other venue (e.g., arena concerts and nightclubs), and performance of music in staged theatrical productions;
●	Digital––the rightsholder receives revenues with respect to musical compositions embodied in recordings distributed in streaming services, download services and other digital music services;

●	Mechanical––the rightsholder receives revenues with respect to musical compositions embodied in recordings sold in any machine-readable format or configuration such as vinyl, CDs and DVDs;
●	Synchronization––the rightsholder receives revenues for the right to use the musical composition in combination with visual images such as in films or television programs, television commercials and video games; and
●	Other––the rightsholder receives revenues for use in sheet music and other uses.

The principal costs associated with our Music Publishing business are as follows:

●	Writer Royalties and Other Publishing Costs––the artist and repertoire (“A&R”) costs associated with (i) paying royalties to songwriters, co-publishers and other copyright holders in connection with income generated from the uses of their works and (ii) signing and developing songwriters; and
●	Administration Expenses––the costs associated with general overhead, and other administrative expenses, as well as selling and marketing.

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

Our Current Artist and Catalog recorded music businesses are both primarily handled by our Chrysalis Records label based in London and our Tommy Boy record label based in New York City. In the United States, we also manage some select Catalog recorded music under our Philly Groove Records and Reservoir Records labels. We also own income participation interests in recordings by The Isley Brothers, The Commodores, Wisin and Yandel, Alabama and Travis Tritt, and an interest in the Loud Records catalog containing recordings by the Wu Tang Clan. Our core Catalog includes recordings under the Chrysalis Records label by artists such as Sinéad O’Connor, The Specials, Generation X and The Waterboys, as well as recordings under the Tommy Boy record label by artists such as Coolio, House of Pain, Naughty By Nature, Everlast and Digital Underground.

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

Factors Affecting Results of Operations and Comparability

Throughout our history, we have constantly acquired new assets and subsidiaries and signed new writers and more recently new recording artists. These investing activities have had the largest impact on our growth over time. We have also invested in our operations to create a platform for the Music Publishing and Recorded Music segments to scale and grow. The most significant acquisitions of size during the nine months ended December 31, 2021 and 2020 were as follows:

●	On April 13, 2020, we acquired, through an asset purchase agreement, all of the music assets of three entities doing business as Shapiro, Bernstein & Co., a century old U.S. music publishing company, which included a diverse catalog of primarily music publishing rights and some ancillary rights. The investment also included the acquisition, through a share purchase agreement, of Shapiro, Bernstein & Co. Limited, a U.K. company, which enabled us to take advantage of its at-source network of collections across Europe.

●	On June 2, 2021, we acquired, through a membership interest purchase agreement, Tommy Boy Music, LLC ("Tommy Boy"), a 40-year-old record label, which included a diverse catalog of primarily recorded music rights and some music publishing rights.

Results of Operations

Income Statement

Our income statement was composed of the following amounts (in thousands):

	For the Three Months Ended				For the Nine Months Ended
	December 31,		2021 vs. 2020		December 31,		2021 vs. 2020
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenues	$27,128	$21,555	$5,573	26%	$74,281	$56,184	$18,097	32%
Costs and expenses:
Cost of revenue	11,436	9,687	1,749	18%	31,220	23,820	7,401	31%
Amortization and depreciation	4,982	3,158	1,824	58%	13,839	10,447	3,392	32%
Administration expenses	6,732	3,816	2,917	76%	17,052	10,400	6,651	64%
Total costs and expenses	23,150	16,662	6,488	39%	62,111	44,667	17,444	39%
Operating income	3,978	4,893	(916)	(19)%	12,171	11,517	653	6%
Interest expense	(2,500)	(2,259)	(240)	11%	(8,007)	(6,668)	(1,340)	20%
Gain (loss) on foreign exchange	(48)	(342)	294	(86)%	127	(550)	676	(123)%
Gain on fair value of swaps	1,664	852	811	95%	2,889	1,260	1,629	129%
Interest and other income	—	1	(1)	N/A %	—	6	(6)	(100)%
Income before income taxes	3,094	3,146	(52)	(2)%	7,179	5,566	1,614	29%
Income tax expense	717	759	(41)	(6)%	1,782	1,336	446	33%
Net income	2,376	2,387	(10)	(0)%	5,397	4,229	1,168	28%
Net (income) loss attributable to noncontrolling interests	(227)	(116)	(111)	96%	(95)	(12)	(83)	692%
Net income attributable to Reservoir Media, Inc.	$2,149	$2,271	$(122)	(5)%	$5,302	$4,217	$1,085	26%

Revenues

Our revenues were composed of the following amounts (in thousands):

	For the Three Months Ended				For the Nine Months Ended
	December 31,		2021 vs. 2020		December 31,		2021 vs. 2020
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenue by Type
Performance	$3,997	$3,760	$238	6%	$11,046	$11,735	$(689)	(6)%
Digital	8,480	11,654	(3,174)	(27)%	26,710	25,595	1,115	4%
Mechanical	744	510	234	46%	2,114	1,989	125	6%
Synchronization	2,444	1,367	1,077	79%	8,541	5,715	2,825	49%
Other	2,737	455	2,282	502%	4,407	1,637	2,770	169%
Total Music Publishing	18,403	17,746	657	4%	52,817	46,671	6,146	13%

Digital	4,892	1,541	3,351	217%	12,466	5,026	7,440	148%
Physical	1,280	1,169	110	9%	4,787	2,187	2,599	119%
Synchronization	1,190	90	1,100	1222%	1,610	440	1,170	266%
Neighboring rights	749	476	273	57%	1,552	1,052	500	48%
Total Recorded Music	8,110	3,277	4,834	147%	20,415	8,705	11,710	135%

Other revenue	615	532	82	16%	1,050	808	242	30%
Total Revenue	$27,128	$21,555	$5,573	26%	$74,281	$56,184	$18,097	32%
Revenue by Geographical Location
U.S. Music Publishing	$9,013	$7,360	$1,653	22%	$26,683	$24,313	$2,370	10%
U.S. Recorded Music	4,011	583	3,427	588%	10,686	2,668	8,018	301%
U.S. Other Revenue	615	532	82	16%	1,050	808	242	30%
Total U.S.	13,639	8,476	5,163	61%	38,420	27,789	10,631	38%
International Music Publishing	9,389	10,386	(997)	(10)%	26,133	22,358	3,775	17%
International Recorded Music	4,100	2,693	1,406	52%	9,728	6,037	3,691	61%
Total International	13,489	13,079	410	3%	35,862	28,395	7,467	26%
Total Revenue	$27,128	$21,555	$5,573	26%	$74,281	$56,184	$18,097	32%

Total Revenues

Three Months Ended December 31, 2021 vs. Three Months Ended December 31, 2020

Total revenues increased by $5,573 thousand, or 26%, to $27,128 thousand for the three months ended December 31, 2021 from $21,555 thousand for the three months ended December 31, 2020. Music Publishing revenues represented 68% and 82% of total revenues for the three months ended December 31, 2021 and December 31, 2020, respectively. Recorded Music revenues represented 30% and 15% of total revenues for the three months ended December 31, 2021 and December 31, 2020, respectively. U.S. and international revenues each represented 50% of total revenues for the three months ended December 31, 2021, and 39% and 61%, respectively, of total revenues for the three months ended December 31, 2020.

Total digital revenues increased by $177 thousand, or 1%, to $13,372 thousand for the three months ended December 31, 2021 from $13,195 thousand for the three months ended December 31, 2020. Total digital revenues represented 49% and 61% of consolidated revenues for the three months ended December 31, 2021 and December 31, 2020, respectively. The decrease in digital revenue as a percentage of consolidated revenue is primarily due to the inclusion of a one-time settlement with a previously unlicensed platform during the three months ended December 31, 2020.  There was no such settlement included in the revenue for the three months ended

December 31, 2021.  Adjusting for the impact of the one-time settlement for the three months ended December 31, 2020, total digital revenue increased by $2,877 thousand or 28%.

Music Publishing revenues increased by $657 thousand, or 4%, to $18,403 thousand for the three months ended December 31, 2021 from $17,746 thousand for the three months ended December 31, 2020. U.S. Music Publishing revenues were $9,013 thousand, or 49% of consolidated Music Publishing revenues for the three months ended December 31, 2021, and $7,360 thousand, or 41% of consolidated Music Publishing revenues for the three months ended December 31, 2020. International Music Publishing revenues were $9,389 thousand, or 51% of consolidated Music Publishing revenues for the three months ended December 31, 2021, and $10,386 thousand, or 59% of consolidated Music Publishing revenues for the three months ended December 31, 2020.

The overall increase in Music Publishing revenue during the three months ended December 31, 2021 was mainly driven by acquisitions of catalogs and revenue from the existing catalog, which led to an increase in synchronization revenue of $1,077 thousand, or 79%, other revenue of $2,282 thousand, or 502%, mechanical revenue of $234 thousand, or 46%, and performance revenue of $238 thousand, or 6%. These increases were partially offset by a decrease in digital revenue of $3,174 thousand, or 27%, which is primarily attributed to the one-time settlement during the three months ended December 31, 2020, as described above. The increase in other revenue is primarily the due to the launch of a rights management subsidiary in the Middle East.

Recorded Music revenues increased by $4,834 thousand, or 147%, to $8,110 thousand for the three months ended December 31, 2021 from $3,277 thousand for the three months ended December 31, 2020. U.S. Recorded Music revenues were $4,011 thousand and $583 thousand, or 49% and 18% of consolidated Recorded Music revenues for the three months ended December 31, 2021 and December 31, 2020, respectively. International Recorded Music revenues were $4,100 thousand and $2,693 thousand, or 51% and 82% of consolidated Recorded Music revenues for the three months ended December 31, 2021 and December 31, 2020, respectively.

The overall increase in Recorded Music revenue during the three months ended December 31, 2021, was driven in part by the acquisition of Tommy Boy in June 2021, which contributed $3,829 thousand to Recorded Music revenue during the three months ended December 31, 2021. Digital revenue increased by $3,351 thousand primarily due to the acquisition of Tommy Boy and due to the continued growth at music streaming services. Physical revenue increased by $110 thousand primarily due to the acquisition of Tommy Boy. Synchronization revenue increased by $1,100 thousand primarily due to the acquisition of Tommy boy and the recovery in the film and television industry from the impacts of the COVID-19 pandemic. Neighboring rights revenue increased by $273 thousand primarily due to the acquisition of Tommy Boy.

Nine Months Ended December 31, 2021 vs. Nine Months Ended December 31, 2020

Total revenues increased by $18,097 thousand, or 32%, to $74,281 thousand for the nine months ended December 31, 2021 from $56,184 thousand for the nine months ended December 31, 2020. Music Publishing revenues represented 71% and 83% of total revenues for the nine months ended December 31, 2021 and December 31, 2020, respectively. Recorded Music revenues represented 27% and 15% of total revenues for the nine months ended December 31, 2021 and December 31, 2020, respectively. U.S. and international revenues represented 52% and 48%, respectively, of total revenues for the nine months ended December 31, 2021, and 49% and 51%, respectively, of total revenues for the nine months ended December 31, 2020.

Total digital revenues increased by $8,555 thousand, or 28%, to $39,175 thousand for the nine months ended December 31, 2021 from $30,621 thousand for the nine months ended December 31, 2020. Total digital revenues represented 53% and 55% of consolidated revenues for the nine months ended December 31, 2021 and December 31, 2020, respectively. The decrease in digital revenue as a percentage of consolidated revenue is due to the continued recovery of synchronization revenue which contributed a higher portion of revenue during the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020.

Music Publishing revenues increased by $6,146 thousand, or 13%, to $52,817 thousand for the nine months ended December 31, 2021 from $46,671 thousand for the nine months ended December 31, 2020. U.S. Music Publishing revenues were $26,683 thousand, or 51% of consolidated Music Publishing revenues for the nine months ended December 31, 2021, and $24,313 thousand, or 52% of consolidated Music Publishing revenues for the nine months ended December 31, 2020. International Music Publishing revenues were $26,133 thousand, or 49% of consolidated Music Publishing revenues for the nine months ended December 31, 2021, and $22,358 thousand, or 48% of consolidated Music Publishing revenues for the nine months ended December 31, 2020.

The overall increase in Music Publishing revenue during the nine months ended December 31, 2021 was mainly driven by acquisitions of catalogs and revenue from the existing catalog, which led to increases in digital revenue of $1,115 thousand or 4%, synchronization revenue of $2,825 thousand, or 49%, mechanical revenue of $125 thousand, or 6%, and other revenue of $2,770 thousand, or 169%. These increases were partially offset by a decrease in performance revenue of $689 thousand, or 6%, which can be attributed to declines in performance revenue across the industry due to the impact of the COVID-19 pandemic. The increase in digital revenue partially reflects the continued shift to streaming services for music consumption, while the increase in synchronization reflects the recovery in the film and television industry from the impacts of the COVID-19 pandemic.

Recorded Music revenues increased by $11,710 thousand, or 135%, to $20,415 thousand for the nine months ended December 31, 2021 from $8,705 thousand for the nine months ended December 31, 2020. U.S. Recorded Music revenues were $10,686 thousand and $2,668 thousand, or 52% and 31% of consolidated Recorded Music revenues for the nine months ended December 31, 2021 and December 31, 2020, respectively. International Recorded Music revenues were $9,728 thousand and $6,037 thousand, or 48% and 69% of consolidated Recorded Music revenues for the nine months ended December 31, 2021 and December 31, 2020, respectively.

The overall increase in Recorded Music revenue during the nine months ended December 31, 2021, was driven in part by the acquisition of Tommy Boy in June 2021, which contributed $7,473 thousand to Recorded Music revenue to the nine months ended December 31, 2021. Digital revenue increased by $7,440 thousand, or 148%, primarily due to the acquisition of Tommy Boy and due to the continued growth at music streaming services. Physical revenue increased by $2,599 thousand, or 119%, primarily due to an increase in physical sales at Chrysalis Records reflective of the growth in global demand for vinyl. Synchronization revenue increased by $1,170 thousand, or 266%, primarily due to the acquisition of Tommy Boy and the recovery in the film and television industry from the impacts of the COVID-19 pandemic. Neighboring rights revenue increased by $500 thousand, or 48%, primarily due to the acquisition of Tommy Boy.

Revenue by Geographical Location

Three Months Ended December 31, 2021 vs. Three Months Ended December 31, 2020

U.S. revenue increased by $5,163 thousand, or 61%, to $13,639 thousand for the three months ended December 31, 2021 from $8,476 thousand for the three months ended December 31, 2020. U.S. Music Publishing revenue increased by $1,653 thousand, or 22%, for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020. U.S. Recorded Music revenue increased by $3,427 thousand, or 588%, for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020. This was primarily driven by the acquisition of Tommy Boy.

International revenue increased by $410 thousand, or 3%, to $13,489 thousand for the three months ended December 31, 2021 from $13,079 thousand for the three months ended December 31, 2020. International Music Publishing revenue decreased $997 thousand, or 10%, for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020. This was primarily driven by the one-time settlement during the three months ended December 31, 2020, as described above, with no corresponding settlement included during the three months ended December 31, 2021. International Recorded Music revenue increased by $1,406 thousand for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020 primarily due to the acquisition of Tommy Boy and the continued growth of music streaming services.

Nine Months Ended December 31, 2021 vs. Nine Months Ended December 31, 2020

U.S. revenue increased by $10,631 thousand, or 38%, to $38,420 thousand for the nine months ended December 31, 2021 from $27,789 thousand for the nine months ended December 31, 2020. U.S. Music Publishing revenue increased by $2,370 thousand, or 10%, for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020. U.S. Recorded Music revenue increased by $8,018 thousand, or 301%, for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020. This was primarily driven by the acquisition of Tommy Boy.

International revenue increased by $7,467 thousand, or 26%, to $35,862 thousand for the nine months ended December 31, 2021 from $28,395 thousand for the nine months ended December 31, 2020. International Music Publishing revenue increased $3,775 thousand, or 17%, for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020. This was primarily driven by acquisitions of catalogs, signings of writers and increases in digital revenue, primarily due to growth in streaming.

International Recorded Music revenue increased by $3,691 thousand for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020 primarily due to the acquisition of Tommy Boy, the continued growth of music streaming services and a strong physical release schedule.

Cost of Revenues

Our cost of revenues was composed of the following amounts (in thousands):

	For the Three Months Ended				For the Nine Months Ended
	December 31,		2021 vs. 2020		December 31,		2021 vs. 2020
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Writer royalties and other publishing costs	$8,471	$8,307	$164	2%	$24,214	$21,196	$3,018	14%
Artist royalties and other recorded music costs	2,965	1,380	1,585	115%	7,007	2,624	4,383	167%
Total cost of revenues	$11,436	$9,687	$1,749	18%	$31,220	$23,820	$7,401	31%

Three Months Ended December 31, 2021 vs. Three Months Ended December 31, 2020

Cost of revenues increased by $1,749 thousand, or 18%, to $11,436 thousand for the three months ended December 31, 2021 from $9,687 thousand for the three months ended December 31, 2020. Cost of revenues as a percentage of revenues decreased to 42% for the three months ended December 31, 2021 from 45% for the three months ended December 31, 2020.

Writer royalties and other publishing costs increased by $164 thousand, or 2%, to $8,471 thousand for the three months ended December 31, 2021 from $8,307 thousand for the three months ended December 31, 2020. Writer royalties and other publishing costs as a percentage of music publishing revenues decreased to 46% for the three months ended December 31, 2021 from 47% for the three months ended December 31, 2020. The increase in margins was due to the change in the mix of earnings by type and songwriting clients with their specific contractual royalty rates being applied to the revenues.

Artist royalties and other recorded music costs increased by $1,585 thousand, or 115%, to $2,965 thousand for the three months ended December 31, 2021 from $1,380 thousand for the three months ended December 31, 2020. This increase was due primarily to increased revenue from the acquisition of Tommy Boy. Artist royalties and other recorded music costs as a percentage of recorded music revenues decreased to 37% for the three months ended December 31, 2021 from 42% for the three months ended December 31, 2020. The increase in margins was due to the change in the mix of earnings by type and clients with the specific contractual royalty rates being applied to the revenues.

Nine Months Ended December 31, 2021 vs. Nine Months Ended December 31, 2020

Our cost of revenues increased by $7,401 thousand, or 31%, to $31,220 thousand for the nine months ended December 31, 2021 from $23,820 thousand for the nine months ended December 31, 2020. Cost of revenues as a percentage of revenues was 42% for both the nine months ended December 31, 2021 and the nine months ended December 31, 2020.

Writer royalties and other publishing costs increased by $3,018 thousand, or 14%, to $24,214 thousand for the nine months ended December 31, 2021 from $21,196 thousand for the nine months ended December 31, 2020. Writer royalties and other publishing costs as a percentage of music publishing revenues increased to 46% for the nine months ended December 31, 2021 from 45% for the nine months ended December 31, 2020. The decrease in margins was due to the change in the mix of earnings by type and songwriting clients with their specific contractual royalty rates being applied to the revenues.

Artist royalties and other recorded music costs increased by $4,383 thousand, or 167%, to $7,007 thousand for the nine months ended December 31, 2021 from $2,624 thousand for the nine months ended December 31, 2020. This increase was due primarily to increased revenue from the acquisition of Tommy Boy as well as costs associated with the increased physical revenue during the nine months ended December 31, 2021. Artist royalties and other recorded music costs as a percentage of recorded music revenues increased to 34% for the nine months ended December 31, 2021 from 30% for the nine months ended December 31, 2020. This was primarily driven by the increase in sales of physical products which have a higher cost base than our other revenue streams, as well as the change in the mix of earnings by type and clients with the specific contractual royalty rates being applied to the revenues.

Administration Expenses

Our administration expenses are composed of the following amounts (in thousands):

	For the Three Months Ended				For the Nine Months Ended
	December 31,		2021 vs. 2020		December 31,		2021 vs. 2020
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Administration expenses	$6,732	$3,816	$2,917	76%	$17,052	$10,400	$6,651	64%
Total administration expenses	$6,732	$3,816	$2,917	76%	$17,052	$10,400	$6,651	64%

Three Months Ended December 31, 2021 vs. Three Months Ended December 31, 2020

Total administration expenses increased by $2,917 thousand, or 76%, to $6,732 thousand for the three months ended December 31, 2021 from $3,816 thousand for the three months ended December 31, 2020. Expressed as a percentage of revenues, administration expenses increased to 25% for the three months ended December 31, 2021 from 18% for the three months ended December 31, 2020. Administration expenses associated with being a public company, an increase in share-based compensation expense and increased costs related to acquisitions were the primary drivers of this increase.

Nine Months Ended December 31, 2021 vs. Nine Months Ended December 31, 2020

Total administration expenses increased by $6,651 thousand, or 64%, to $17,052 thousand for the nine months ended December 31, 2021 from $10,400 thousand for the nine months ended December 31, 2020. Expressed as a percentage of revenues, administration expenses increased to 23% for the nine months ended December 31, 2021 from 19% for the nine months ended December 31, 2020. Administration expenses associated with preparing for and being a public company, along with an increase in share-based compensation, and increased costs related to acquisitions were the primary drivers of this increase. In addition, the benefit of a forgiven PPP Loan (as defined below) of $617 thousand was recorded during the nine months ended December 31, 2020, while no such benefit was recorded for the nine months ended December 31, 2021. Adjusting for the impact of the one-time benefit of the PPP Loan forgiveness for the nine months ended December 31, 2020, administrative expenses increased by $6,034 thousand, or 55%. This increase was in line with management’s expectations of incremental administrative expenses related to preparing for and being a public company as well as anticipated incremental administrative expenses associated with acquisitions.

Interest Expense

Three Months Ended December 31, 2021 vs. Three Months Ended December 31, 2020

Interest expense increased by $240 thousand, or 11%, to $2,500 thousand for the three months ended December 31, 2021 from $2,259 thousand for the three months ended December 31, 2020. This was primarily driven by increased debt balances due to use of funds in catalog and business acquisitions and writer signings, partially offset by a decline in LIBOR rates as well as lower interest rates as a result of refinancing transactions, the impact of which was in turn partially offset by interest rate swap hedges.

Nine Months Ended December 31, 2021 vs. Nine Months Ended December 31, 2020

Interest expense increased by $1,340 thousand, or 20%, to $8,007 thousand for the nine months ended December 31, 2021 from $6,668 thousand for the nine months ended December 31, 2020. This was primarily driven by increased debt balances due to use of funds in catalog and business acquisitions and writer signings, partially offset by a decline in LIBOR rates as well as lower interest rates as a result of refinancing transactions, the impact of which was in turn partially offset by interest rate swap hedges.

Gain (Loss) on Foreign Exchange

Three Months Ended December 31, 2021 vs. Three Months Ended December 31, 2020

Loss on foreign exchange was $48 thousand for the three months ended December 31, 2021 compared to $342 thousand for the three months ended December 31, 2020. This change was due to fluctuations in the two foreign currencies we are directly exposed to, namely British pound sterling and euro.

Nine Months Ended December 31, 2021 vs. Nine Months Ended December 31, 2020

Gain on foreign exchange was $127 thousand for the nine months ended December 31, 2021 compared to a loss on foreign exchange of $550 thousand for the nine months ended December 31, 2020. This change was due to fluctuations in the two foreign currencies we are directly exposed to, namely British pound sterling and euro.

Gain on Fair Value of Swaps

Three Months Ended December 31, 2021 vs. Three Months Ended December 31, 2020

Gain on fair value of swaps increased by $811 thousand to $1,664 thousand for the three months ended December 31, 2021 from $852 thousand for the three months ended December 31, 2020. This change was due to a rising forward yield curve for LIBOR and the marking to market of our interest rate swap hedges.

Nine Months Ended December 31, 2021 vs. Nine Months Ended December 31, 2020

Gain on fair value of swaps increased by $1,629 thousand to $2,889 thousand for the nine months ended December 31, 2021 from $1,260 thousand for the nine months ended December 31, 2020. This change was due to a rising forward yield curve for LIBOR and the marking to market of our interest rate swap hedges.

Income Tax Expense

Three Months Ended December 31, 2021 vs. Three Months Ended December 31, 2020

Income tax expense decreased by $41 thousand, or 6%, to $717 thousand for the three months ended December 31, 2021 from $759 thousand for the three months ended December 31, 2020. The decrease in income tax expense was related to the lower pre-tax income in the three months ended December 31, 2021 as compared to the three months ended December 31, 2020.

Nine Months Ended December 31, 2021 vs. Nine Months Ended December 31, 2020

Income tax expense increased by $446 thousand, or 33%, to $1,782 thousand for the nine months ended December 31, 2021 from $1,336 thousand for the nine months ended December 31, 2020. The increase in income tax expense was related to the higher pre-tax income in the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020.

Net Income

Three Months Ended December 31, 2021 vs. Three Months Ended December 31, 2020

Net income decreased by $10 thousand, or less than 1%, to $2,376 thousand for the three months ended December 31, 2021 from $2,387 thousand for the three months ended December 31, 2020 as a result of the factors described above.

Nine Months Ended December 31, 2021 vs. Nine Months Ended December 31, 2020

Net income increased by $1,168 thousand, or 28%, to $5,397 thousand for the nine months ended December 31, 2021 from $4,229 thousand for the nine months ended December 31, 2020 as a result of the factors described above.

Reconciliation of Operating Income to OIBDA

We use OIBDA as our primary measure of financial performance. The following table reconciles operating income to OIBDA (in thousands):

	For the Three Months Ended				For the Nine Months Ended
	December 31,		2021 vs. 2020		December 31,		2021 vs. 2020
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Operating income	$3,978	$4,893	$(916)	(19)%	$12,171	$11,517	$653	6%
Amortization expense	4,933	3,102	1,831	59%	13,713	10,279	3,435	33%
Depreciation expense	49	56	(6)	(13)%	125	169	(42)	(26)%
OIBDA	$8,960	$8,051	$908	11%	$26,009	$21,964	$4,045	18%

OIBDA

Three Months Ended December 31, 2021 vs. Three Months Ended December 31, 2020

OIBDA increased by $908 thousand, or 11%, to $8,960 thousand for the three months ended December 31, 2021 from $8,051 thousand for the three months ended December 31, 2020 primarily as a result of an increase in revenue of $5,573 thousand, partially offset by an increase in cost of revenue of $1,749 thousand and an increase in administration expenses of $2,917 thousand. Expressed as a percentage of total revenue, OIBDA margin decreased to 33% for the three months ended December 31, 2021 from 37% for the three months ended December 31, 2020. OIBDA margin decreased primarily because of increased overhead associated with being a public company and increased costs related to acquisitions.

Nine Months Ended December 31, 2021 vs. Nine Months Ended December 31, 2020

OIBDA increased by $4,045 thousand, or 18%, to $26,009 thousand for the nine months ended December 31, 2021 from $21,964 thousand for the nine months ended December 31, 2020 primarily as a result of an increase in revenue of $18,097 thousand, partially offset by an increase in cost of revenue of $7,401 thousand and an increase in administration expenses of $6,651 thousand. Expressed as a percentage of total revenue, OIBDA margin decreased to 35% for the nine months ended December 31, 2021 from 39% for the nine months ended December 31, 2020. Adjusting for the impact of the one-time benefit of the PPP Loan forgiveness of $617 thousand for the nine months ended December 31, 2020 (as described in “—Administrative Expenses”), OIBDA for the nine months ended December 31, 2020 would have been $21,347 thousand. When excluding the impact of the one-time benefit of the PPP Loan forgiveness for the nine months ended December 31, 2020, OIBDA for the nine months ended December 31, 2021 increased by $4,662 thousand, or 22%, which can be attributed to the increased costs for the nine months ended December 31, 2021 associated with preparing for and being a public company as well as anticipated incremental administrative expenses associated with acquisitions.

Depreciation Expense

Three Months Ended December 31, 2021 vs. Three Months Ended December 31, 2020

Depreciation expense decreased by $6 thousand, or 13%, to $49 thousand for the three months ended December 31, 2021 from $56 thousand for the three months ended December 31, 2020, primarily due to the full depreciation of some prior capital expenditures.

Nine Months Ended December 31, 2021 vs. Nine Months Ended December 31, 2020

Depreciation expense decreased by $42 thousand, or 26%, to $125 thousand for the nine months ended December 31, 2021 from $169 thousand for the nine months ended December 31, 2020, primarily due to the full depreciation of some prior capital expenditures.

Amortization Expense

Three Months Ended December 31, 2021 vs. Three Months Ended December 31, 2020

Amortization expense increased by $1,831 thousand, or 59%, to $4,933 thousand for the three months ended December 31, 2021 from $3,102 thousand for the three months ended December 31, 2020, primarily due to the acquisition of additional music catalogs and music company purchases, including Tommy Boy.

Nine Months Ended December 31, 2021 vs. Nine Months Ended December 31, 2020

Amortization expense increased by $3,435 thousand, or 33%, to $13,713 thousand for the nine months ended December 31, 2021 from $10,279 thousand for the nine months ended December 31, 2020, primarily due to the acquisition of additional music catalogs and music company purchases, including Tommy Boy.

Business Segment Results

Revenues, operating income and OIBDA by business segment were as follows (in thousands):

	For the Three Months Ended				For the Nine Months Ended
	December 31,		2021 vs. 2020		December 31,		2021 vs. 2020
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Music Publishing
Revenues	$18,403	$17,746	$657	4%	$52,817	$46,671	$6,146	13%
Operating income	908	3,928	(3,020)	(77)%	5,338	8,860	(3,522)	(40)%
OIBDA	4,450	6,458	(2,008)	(31)%	15,389	17,586	(2,197)	(12)%
Recorded Music
Revenues	$8,110	$3,277	$4,834	147%	$20,415	$8,705	$11,710	135%
Operating income	2,747	904	1,843	204%	6,434	2,554	3,881	152%
OIBDA	4,163	1,533	2,630	172%	10,148	4,275	5,874	137%
Other
Revenues	$615	$532	$82	16%	$1,050	$808	$242	30%
Operating income	322	61	262	428%	398	104	295	NM
OIBDA	347	61	286	469%	472	104	369	NM
Total
Revenues	$27,128	$21,555	$5,573	26%	$74,281	$56,184	$18,097	32%
Operating income	3,978	4,893	(916)	(19)%	12,171	11,517	653	6%
OIBDA	8,960	8,051	908	11%	26,009	21,964	4,045	18%

Music Publishing

Revenues

Three Months Ended December 31, 2021 vs. Three Months Ended December 31, 2020

Music Publishing revenues increased by $657 thousand, or 4%, to $18,403 thousand for the three months ended December 31, 2021 from $17,746 thousand for the three months ended December 31, 2020. The increase was primarily attributed to the increase in Other revenue of $2,282 thousand from $455 thousand to $2,737 thousand, or 502%. Additionally, Performance, Mechanical, and Synchronization revenues increased by 6%, 46%, and 79%, respectively. The overall increase was partially offset by a decline in Digital revenues of 27%.

The overall increase in Music Publishing revenue was mainly driven by reasons described in “—Total Revenues” and “—Revenue by Geographical Location.”

Nine Months Ended December 31, 2021 vs. Nine Months Ended December 31, 2020

Music Publishing revenues increased by $6,146 thousand, or 13%, to $52,817 thousand for the nine months ended December 31, 2021 from $46,671 thousand for the nine months ended December 31, 2020. The increase was primarily attributed to the increase in

Synchronization revenue of $2,825 thousand from $5,715 thousand to $8,541 thousand, or 49%. Additionally, Digital, Mechanical, and Other revenues increased by 4%, 6%, and 169%, respectively. The overall increase was partially offset by a decline in Performance revenues of 6%.

The overall increase in Music Publishing revenue was mainly driven by reasons described in “—Total Revenues” and “—Revenue by Geographical Location.”

Cost of Revenues

Music Publishing cost of revenues was composed of the following amounts (in thousands):

	For the Three Months Ended				For the Nine Months Ended
	December 31,		2021 vs. 2020		December 31,		2021 vs. 2020
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Writer royalties and other publishing costs	$8,471	$8,307	$164	2%	$24,214	$21,196	$3,018	14%
Total cost of revenues	8,471	8,307	$164	2%	$24,214	$21,196	$3,018	14%

Three Months Ended December 31, 2021 vs. Three Months Ended December 31, 2020

Music Publishing cost of revenues increased by $164 thousand, or 2%, to $8,471 thousand for the three months ended December 31, 2021 from $8,307 thousand for the three months ended December 31, 2020. This increase was due primarily to acquisitions of catalogs and writer signings. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues decreased to 46% for the three months ended December 31, 2021 from 47% for the three months ended December 31, 2020. The increase in margins was due to the change in the mix of earnings by type and songwriting clients with their specific contractual royalty rates being applied to the revenues.

Nine Months Ended December 31, 2021 vs. Nine Months Ended December 31, 2020

Music Publishing cost of revenues increased by $3,018 thousand, or 14%, to $24,214 thousand for the nine months ended December 31, 2021 from $21,196 thousand for the nine months ended December 31, 2020. This increase was due primarily to acquisitions of catalogs and writer signings. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues increased to 46% for the nine months ended December 31, 2021 from 45% for the nine months ended December 31, 2020. The decrease in margins was due to the change in the mix of earnings by type and songwriting clients with their specific contractual royalty rates being applied to the revenues.

Administration Expenses

Music Publishing administration expenses were comprised of the following amounts (in thousands):

	For the Three Months Ended				For the Nine Months Ended
	December 31,		2021 vs. 2020		December 31,		2021 vs. 2020
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Administration expenses	$5,481	$2,517	$2,964	118%	$13,214	$7,425	$5,789	78%
Total administration expenses	$5,481	$2,517	$2,964	118%	$13,214	$7,425	$5,789	78%

Three Months Ended December 31, 2021 vs. Three Months Ended December 31, 2020

Music Publishing administration expenses increased by $2,964 thousand, or 118%, to $5,481 thousand for the three months ended December 31, 2021 as compared to $2,517 thousand for the three months ended December 31, 2020. This was partly due to new administration expenses associated with being a public company along with increased costs related to acquisitions. Expressed as a percentage of Music Publishing revenues, Music Publishing administration expenses increased to 30% for the three months ended December 31, 2021 from 14% for the three months ended December 31, 2020.

Nine Months Ended December 31, 2021 vs. Nine Months Ended December 31, 2020

Music Publishing administration expenses increased by $5,789 thousand, or 78%, to $13,214 thousand for the nine months ended December 31, 2021 as compared to $7,425 thousand for the nine months ended December 31, 2020. This was partly due to new administration expenses associated with preparing for and being a public company along with increased costs related to acquisitions. Additionally, administration expenses for the nine months ended December 31, 2020 included a benefit of approximately $617 thousand for a forgiven PPP Loan while no such benefit was recorded for the nine months ended December 31, 2021. Expressed as a percentage of Music Publishing revenues, Music Publishing administration expenses increased to 25% for the nine months ended December 31, 2021 from 16% for the nine months ended December 31, 2020. Adjusting for the impact of the one-time benefit of the PPP Loan forgiveness for the nine months ended December 31, 2020, administrative expenses increased by $5,172 thousand, or 64%.

Operating Income and OIBDA

Music Publishing OIBDA includes the following amounts (in thousands):

	For the Three Months Ended				For the Nine Months Ended
	December 31,		2021 vs. 2020		December 31,		2021 vs. 2020
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Operating income	$908	$3,928	$(3,020)	(77)%	$5,338	$8,860	$(3,522)	(40)%
Depreciation and amortization	3,541	2,529	1,012	40%	10,051	8,726	1,324	15%
OIBDA	$4,450	$6,458	$(2,008)	(31)%	$15,389	$17,586	$(2,197)	(12)%

Three Months Ended December 31, 2021 vs. Three Months Ended December 31, 2020

Music Publishing OIBDA decreased by $2,008 thousand, or 31%, to $4,450 thousand for the three months ended December 31, 2021 from $6,458 thousand for the three months ended December 31, 2020. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA margin decreased to 24% for the three months ended December 31, 2021 from 36% for the three months ended December 31, 2020. The decrease in Music Publishing OIBDA was primarily attributed to new administration expenses associated with being a public company, substantially all of which are included in the Music Publishing segment.

Music Publishing operating income decreased by $3,020 thousand, or 77%, to $908 thousand for the three months ended December 31, 2021 from $3,928 thousand for the three months ended December 31, 2020 due to the factors that led to the decrease in Music Publishing OIBDA noted above.

Nine Months Ended December 31, 2021 vs. Nine Months Ended December 31, 2020

Music Publishing OIBDA decreased by $2,197 thousand, or 12%, to $15,389 thousand for the nine months ended December 31, 2021 from $17,586 thousand for the nine months ended December 31, 2020. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA margin decreased to 29% for the nine months ended December 31, 2021 from 38% for the nine months ended December 31, 2020. The decrease in Music Publishing OIBDA was primarily attributed to higher administration expenses related to preparing for and being a public company, substantially all of which are included in the Music Publishing segment. Adjusting for the impact of the one-time benefit of the PPP Loan forgiveness for the nine months ended December 31, 2020, Music Publishing OIBDA decreased by $1,580 thousand, or 9%, from the nine months ended December 31, 2020 to the nine months ended December 31, 2021.

Music Publishing operating income decreased by $3,522 thousand, or 40%, to $5,338 thousand for the nine months ended December 31, 2021 from $8,860 thousand for the nine months ended December 31, 2020 due to the factors that led to the decrease in Music Publishing OIBDA noted above.

Recorded Music

Revenues

Three Months Ended December 31, 2021 vs. Three Months Ended December 31, 2020

Recorded Music revenues increased by $4,834 thousand, or 147%, to $8,110 thousand for the three months ended December 31, 2021 from $3,277 thousand for the three months ended December 31, 2020. The increase was attributed to the increase in digital revenue from $1,541 thousand to $4,892 thousand, or 217%. Additionally, Physical, Synchronization, and Neighboring Rights revenues increased by 9%, 1,222%, and 57%, respectively. These increases were primarily driven by the acquisition of Tommy Boy.

The overall increase in Recorded Music revenue was driven reasons described in “—Total Revenues” and “—Revenue by Geographical Location.”

Nine Months Ended December 31, 2021 vs. Nine Months Ended December 31, 2020

Recorded Music revenues increased by $11,710 thousand, or 135%, to $20,415 thousand for the nine months ended December 31, 2021 from $8,705 thousand for the nine months ended December 31, 2020. The increase was attributed to the increase in digital revenue from $5,026 thousand to $12,466 thousand, or 148%. Additionally, Physical, Synchronization, and Neighboring Rights revenues increased by 119%, 266%, and 48%, respectively. These increases were primarily driven by the acquisition of Tommy Boy and increased physical sales by Chrysalis.

The overall increase in Recorded Music revenue was driven reasons described in “—Total Revenues” and “—Revenue by Geographical Location.”

Cost of Revenues

Recorded Music cost of revenues was composed of the following amounts (in thousands):

	For the Three Months Ended				For the Nine Months Ended
	December 31,		2021 vs. 2020		December 31,		2021 vs. 2020
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Artist royalties and other recorded music costs	$2,965	$1,380	$1,585	115%	$7,007	$2,624	$4,383	167%
Total cost of revenues	$2,965	$1,380	$1,585	115%	$7,007	$2,624	$4,383	167%

Three Months Ended December 31, 2021 vs. Three Months Ended December 31, 2020

Recorded Music cost of revenues increased by $1,585 thousand, or 115%, to $2,965 thousand for the three months ended December 31, 2021 from $1,380 thousand for the three months ended December 31, 2020. Expressed as a percentage of Recorded Music revenue, cost of revenues decreased to 37% for the three months ended December 31, 2021 from 42% for the three months ended December 31, 2020. The increase in margins was due to the change in the mix of earnings by type and clients with the specific contractual royalty rates being applied to the revenues.

Nine Months Ended December 31, 2021 vs. Nine Months Ended December 31, 2020

Recorded Music cost of revenues increased by $4,383 thousand, or 167%, to $7,007 thousand for the nine months ended December 31, 2021 from $2,624 thousand for the nine months ended December 31, 2020. Expressed as a percentage of Recorded Music revenue, cost of revenues increased to 34% for the nine months ended December 31, 2021 from 30% for the nine months ended December 31, 2020. This was primarily driven by the increase in sales of physical products which have a higher cost base than our other revenue streams as well as the change in the mix of earnings by type and clients with the specific contractual royalty rates being applied to the revenues.

Administration Expenses

Recorded Music administration expenses were composed of the following amounts (in thousands):

	For the Three Months Ended				For the Nine Months Ended
	December 31,		2021 vs. 2020		December 31,		2021 vs. 2020
	2021	2020	$ Change	% Change	2021	2020	$Change	% Change
Administration expenses	$983	$756	$227	30%	$3,260	$2,199	$1,061	48%
Total administration expenses	$983	$756	$227	30%	$3,260	$2,199	$1,061	48%

Three Months Ended December 31, 2021 vs. Three Months Ended December 31, 2020

Recorded Music administration expenses increased to $983 thousand for the three months ended December 31, 2021 from $756 thousand for the three months ended December 31, 2020. The increase in administration expenses was primarily due to increases at Chrysalis Records and the acquisition of Tommy Boy. Expressed as a percentage of Recorded Music revenue, Recorded Music administration expense decreased to 12% for the three months ended December 31, 2021 from 23% for the three months ended December 31, 2020. This was primarily due to taking advantage of operating leverage on the Recorded Music platform.

Nine Months Ended December 31, 2021 vs. Nine Months Ended December 31, 2020

Recorded Music administration expenses increased to $3,260 thousand for the nine months ended December 31, 2021 from $2,199 thousand for the nine months ended December 31, 2020. The increase in administration expenses was primarily due to increases at Chrysalis Records and the acquisition of Tommy Boy. Expressed as a percentage of Recorded Music revenue, Recorded Music administration expense decreased to 16% for the nine months ended December 31, 2021 from 25% for the nine months ended December 31, 2020. This was primarily due to taking advantage of operating leverage on the Recorded Music platform.

Operating Income and OIBDA

Recorded Music OIBDA included the following amounts (in thousands):

	For the Three Months Ended				For the Nine Months Ended
	December 31,		2021 vs. 2020		December 31,		2021 vs. 2020
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Operating income	$2,747	$904	$1,843	204%	$6,434	$2,554	$3,881	152%
Depreciation and amortization	1,416	629	787	125%	3,714	1,721	1,993	116%
OIBDA	$4,163	$1,533	$2,630	172%	$10,148	$4,275	$5,874	137%

Three Months Ended December 31, 2021 vs. Three Months Ended December 31, 2020

Recorded Music OIBDA increased by $2,630 thousand, or 172%, to $4,163 thousand for the three months ended December 31, 2021 from $1,533 thousand for the three months ended December 31, 2020 as a result of the acquisition of Tommy Boy and increases from Chrysalis Records. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA margin increased to 51% for the three months ended December 31, 2021 from 47% for the three months ended December 31, 2020. This increase in OIBDA margin reflects taking advantage of operating leverage on the Recorded Music platform.

Recorded Music operating income increased by $1,843 thousand to $2,747 thousand for the three months ended December 31, 2021 from $904 thousand for the three months ended December 31, 2020 due to the factors that led to the increase in Recorded Music OIBDA noted above.

Nine Months Ended December 31, 2021 vs. Nine Months Ended December 31, 2020

Recorded Music OIBDA increased by $5,874 thousand, or 137%, to $10,148 thousand for the nine months ended December 31, 2021 from $4,275 thousand for the nine months ended December 31, 2020 as a result of the acquisition of Tommy Boy and increases from Chrysalis Records. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA margin increased to 50% for the nine months ended December 31, 2021 from 49% for the nine months ended December 31, 2020. This increase in OIBDA margin reflects taking advantage of operating leverage on the Recorded Music platform.

Recorded Music operating income increased by $3,881 thousand to $6,434 thousand for the nine months ended December 31, 2021 from $2,554 thousand for the nine months ended December 31, 2020 due to the factors that led to the increase in Recorded Music OIBDA noted above.

Liquidity and Capital Resources

Capital Resources

As of December 31, 2021, we had $225,277 thousand of debt (net of $6,369 thousand of deferred financing costs), $14,633 thousand of cash and equivalents and net debt of $210,644 thousand (defined as total debt, less cash and equivalents and deferred financing costs).

We used a portion of the proceeds from the Business Combination and PIPE Investment to repay $80,600 thousand of debt (amounts to related parties) associated with the Tommy Boy acquisition and $55,000 thousand of debt under the New Senior Credit Facility.

Cash Flows

The following table summarizes our historical cash flows (in thousands).

	For the Nine Months Ended
	December 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Cash provided by (used in):
Operating activities	$14,414	$17,332	$(2,917)	(17)%
Investing activities	$(160,143)	$(107,313)	$(52,830)	49%
Financing activities	$152,534	$38,231	$114,303	299%

Operating Activities

Cash provided by operating activities was $14,414 thousand for the nine months ended December 31, 2021 compared to $17,332 thousand for the nine months ended December 31, 2020. The primary driver of the $2,917 thousand decrease in cash provided by operating activities during the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020 was an increase in cash used for working capital, primarily used for royalty advances (net of recoupments) and to a lesser extent inventory and prepaid expenses, partially offset by higher earnings.

Investing Activities

Cash used in investing activities was $160,143 thousand for the nine months ended December 31, 2021 compared to $107,313 thousand for the nine months ended December 31, 2020. The increase in cash used in investing activities was primarily due to increased acquisitions of music catalogs, including Tommy Boy.

Financing Activities

Cash provided by financing activities was $152,534 thousand for the nine months ended December 31, 2021 compared to cash provided by financing activities of $38,231 thousand for the nine months ended December 31, 2020. The increased cash provided by financing activities in the nine months ended December 31, 2020 reflects the proceeds from the Business Combination and PIPE Investment and an increase in net borrowings used for investing activities, primarily acquisitions of catalogs, partially offset by the payment of financing costs.

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

During the nine months ended December 31, 2020, we borrowed $617 thousand (the “PPP Loan”) under the Paycheck Protection Program (the “PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act of 2020, as amended (the “CARES Act”), provided for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. In accordance with the terms of the PPP, we applied for and received confirmation of loan forgiveness for the entire amount borrowed under the PPP.

We believe that our primary sources of liquidity will be sufficient to support our existing operations over the next twelve months.

Existing Debt as of December 31, 2021

As of December 31, 2021, our outstanding debt consisted of $231,646 thousand borrowed under the New Senior Credit Facility.

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

On July 28, 2021, in connection with the consummation of the Business Combination, RMM amended and restated the Prior Credit Facility by entering the Fourth Amended and Restated Credit Agreement (the “RMM Credit Agreement”), providing RMM with a senior secured credit facility in an aggregate amount of $248,750 thousand.  On December 7, 2021, RMM entered into an amendment (the “First Amendment”) to the RMM Credit Agreement. The First Amendment amended the RMM Credit Agreement to increase RMM’s senior secured revolving credit facility from $248,750 thousand to an aggregate amount of $350,000 thousand (the “New Senior Credit Facility”). The New Senior Credit Facility matures on October 16, 2024, and Borrowings under the New Senior Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin of 1.25% or the sum of a LIBO rate plus a margin of 2.25%. RMM is also required to pay an unused fee in respect of unused commitments under the New Senior Credit Facility, if any, at a rate of 0.25% per annum.

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

Interest Rate Swaps

As of December 31, 2021, RMM had entered into five interest rate swaps. Two of these swaps expire on March 10, 2022, one with a notional amount of $40,228 thousand and one with a notional amount $59,325 thousand. Under the terms of the interest rate swaps, RMM pays a fixed rate of 2.8% and 3.0%, respectively, to the counterparty and receives a floating interest from the counterparty based on LIBOR with reference to notional amounts adjusted to match the original scheduled principal repayments pursuant to the indenture agreement.

As of December 31, 2021, two additional interest rate swaps, which were entered into during the year ended March 31, 2020, had notional amounts of $8,875 thousand and $88,099 thousand. These swaps have an effective date of March 10, 2022, which coincides with the expiration of the previous two swaps and expire in September 2024. RMM will pay a fixed rate of 1.6% and 1.5%, respectively, and receive a floating interest rate from the counterparty based on LIBOR with reference to notional amounts adjusted to match the original scheduled principal repayments pursuant to the indenture agreement. Additionally, on December 1, 2021, RMM added an interest rate swap in the amount of $53,030 thousand, which has an effective date of December 31, 2021, and expires in September 2024.  RMM pays a fixed rate of 1.0% and receives a floating interest from the counterparty based on LIBOR with reference to notional amounts adjusted to match the original scheduled principal repayments pursuant to the indenture agreement

Covenant Compliance

The New Senior Credit Facility contains financial covenants that requires us, on a consolidated basis with our subsidiaries, to maintain, (i) a total leverage ratio of no greater than 7.50:1.00 (net of up to $20,000 thousand of certain cash balances) as of the end of each fiscal quarter, (ii) a fixed charge coverage ratio of not less than 1.25:1.00 for each four fiscal quarter period, and (iii) a consolidated senior debt to library value ratio of no greater than 0.475:1.00, subject to certain adjustments. RMM’s ability to borrow funds under the New Senior Credit Facility may depend upon its ability to meet the leverage ratio test at the end of a fiscal quarter to the extent it has outstanding debt.

Non-compliance with the leverage ratio, fixed charge coverage ratio and consolidated senior debt to library value ratio could result in the lenders, subject to customary cure rights, requiring the immediate payment of all amounts outstanding under the New Senior Credit Facility, which could have a material adverse effect on our business, cash flows, financial condition and results of operations. As of December 31, 2021, we were in compliance with each of the financial covenants under the New Senior Credit Facility.

Dividends

Our ability to pay dividends is restricted by covenants in the New Senior Credit Facility. For the three months ended December 31, 2021, we did not pay any dividends to stockholders.

Summary

Management believes that funds generated from our operations and borrowings under the New Senior Credit Facility and available cash and equivalents will be sufficient to fund our debt service requirements, working capital requirements and capital expenditure requirements for the foreseeable future. We also have additional borrowing capacity under the New Senior Credit Facility. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy and the continued transition from physical to digital formats in the recorded music and music publishing industries. It could also be affected by the severity and duration of natural or man-made disasters, including pandemics such as the COVID-19 pandemic. We and our affiliates continue to evaluate opportunities to, from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to pay dividends or prepay outstanding debt or repurchase or retire our outstanding debt, privately negotiated purchases or otherwise. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings or equity raises. In addition, from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity, and other factors, we may seek to refinance the New Senior Credit Facility with existing cash and/or with funds provided from additional borrowings.

Contractual and Other Obligations

As of December 31, 2021, there have been no material changes, outside the ordinary course of business, in our contractual obligations since March 31, 2021. See “RHI’s Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual and Other Obligations” in the Registration Statement for information regarding our contractual obligations.

Critical Accounting Policies

As of December 31, 2021, there have been no material changes to our critical accounting policies since March 31, 2021. See “RHI’s Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Registration Statement for information regarding our critical accounting policies. We believe that our accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. The preparation of our condensed consolidated financial statements in conformity with US GAAP requires us to make estimates and judgments that affect the amounts reported in those condensed consolidated financial statements and the accompanying notes thereto. The future effects of the COVID-19 pandemic on our results of operations, cash flows and financial position are unclear. However, we believe we have used reasonable estimates and assumptions in preparing the condensed consolidated financial statements. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

Off-Balance Sheet Arrangements

As of December 31, 2021, we had no off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021, as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no other unregistered sales of equity securities during the three months ended December 31, 2021, which have not been previously disclosed on a Current Report on Form 8-K.

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
10.7

First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of December 7, 2021, by and among Reservoir Media Management, Inc., Reservoir Media, Inc., the other loan parties party thereto from time to time, the lenders party thereto from time to time and Truist Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to Reservoir Media, Inc.’s Current Report on Form 8-K filed with the SEC on December 7, 2021).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESERVOIR MEDIA, INC.

Date: February 8, 2022	By:	/s/ Golnar Khosrowshahi
Name: Golnar Khosrowshahi
Title: Chief Executive Officer (Principal Executive Officer)

Date: February 8, 2022	By:	/s/ Jim Heindlmeyer
Name: Jim Heindlmeyer
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)