Form 10-K
period 2022-03-31
Reservoir Media, Inc.
filed 2022-06-21
CIK 1824403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act ☐ Yes ☒ No

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $192,049,942.

As of June 13, 2022, there were 64,234,449 shares of Common Stock of Reservoir Media, Inc. issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference to the registrant’s definitive proxy statement relating to the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

RESERVOIR MEDIA, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and are intended to be covered by the safe harbor created thereby. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “predict,” “project,” “target,” “goal,” “intend,” “continue,” “could,” “may,” “might,” “shall,” “should,” “will,” “would,” “plan,” “possible,” “potential,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. In addition, any statements that refer to expectations, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current expectations, projections and beliefs based on information currently available. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Company that may cause its actual business, financial condition, results of operations, performance and/or achievements to be materially different from any future business, financial condition, results of operations, performance and/or achievements expressed or implied by these forward-looking statements. For Reservoir, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, without limitation:

●	the impact of the COVID-19 pandemic on our business, cash flows, financial condition and results of operations;
●	market competition, including, among others, competition against other music recording and publishing companies;
●	our ability to identify, sign and retain songwriters and recording artists;
●	the increased expenses associated with being a public company;
●	our international operations, which subject us to the trends and developments of other countries, as well as the fluctuations of the currency exchange rate;
●	our ability to attract and retain key personnel, as well as the ability of our management team to effectively manage our transition to a public company in accordance with SEC and Nasdaq requirements;
●	risks associated with strategic acquisitions or other transactions, including, among others, business acquisitions, combinations, investments and joint ventures;
●	the impact of digital music services on our marketing and distribution and the possible changes in the terms of the licensing agreements with such services, including, among others, those governing royalty rates;
●	the impact of legislation that may limit or result in the unenforceability of our contracts with certain artists;
●	the possibility that streaming adoption or revenues may grow less rapidly or level off in the future;
●	our ability to implement, maintain, and improve effective internal controls;
●	our ability to obtain, maintain, protect and enforce our intellectual property rights;
●	our involvement in intellectual property litigation, including, among others, any assertions or allegations of infringement or violation of intellectual property rights by third parties;

●	the impact of digital piracy on our business, cash flows, financial condition and results of operations;
●	our ability to maintain and protect the information security relating to our customers, employees, vendors and our music;
●	the impact of evolving laws and regulations relating to, among others, data privacy, consumer protection and data protection, as well as the rights granted to songwriters and recording artists under the U.S. Copyright Act;
●	the volatility of our stock price, which could subject us to securities class action litigation;
●	negative reports published by securities or industry analysts, or the lack of research or reports published by such analysts;
●	the potential exercise and/or redemption of our Warrants;
●	future sales by our stockholders and the potential exercise of their registration rights; and
●	other risks and uncertainties, including those listed under Part I, Item 1A.”Risk Factors.”

Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in Part I, Item 1A. “Risk Factors,” and actual results may differ materially from those anticipated in these forward-looking statements. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I

Item 1.Business

Our Company

Reservoir Media, Inc., together with its wholly-owned subsidiaries (the “Company”, “we”, “our”, “us” and “Reservoir”), is one of the world’s leading independent music companies. Reservoir is a top 10 music publisher by global revenue according to Billboard. We are award-winning and were twice named Publisher of the Year by the Music Business Worldwide’s A&R Awards and twice named Independent Publisher of the Year at the Music Week Awards, most recently in 2022. In addition, our Founder and CEO Golnar Khosrowshahi was named Executive of the Year at the 2022 Billboard Women In Music Awards. We operate a music publishing business, a record label business, a management business and a rights management entity in the Middle East.

We have two operating and reportable segments—Music Publishing and Recorded Music. Our Music Publishing business contributed approximately $77.1 million to our revenues for the year ended March 31, 2022, representing approximately 71% of our revenues. We now represent over 140,000 copyrights with titles dating back as far as the early 1900s and hundreds of #1 releases worldwide. Music is at the heart of everything we do and, as such, our M&A practice and our active songwriter business is committed to both catalog acquisition and strategic expansion of the roster.

Our publishing catalog includes historic compositions written and performed by greats like Joni Mitchell, The Isley Brothers, Billy Strayhorn, Hoagy Carmichael, and John Denver. Our roster of active songwriters, including James Fauntleroy, Ali Tamposi, Jamie Hartman and Oak Felder have contributed to current award-winning hits performed by the likes of Justin Bieber, Ariana Grande, Bruno Mars, BTS, Drake, and more.

Our Recorded Music business contributed approximately $29.5 million to our revenues for the year ended March 31, 2022, representing approximately 27% of our revenues. We look at our Recorded Music business as one that is poised for growth and ingestion of new master recordings through our M&A practice.

Our Recorded Music business is home to Chrysalis Records and Philly Groove Records representing artists like The Delfonics, Sinead O’Connor and Generation X, as well as recordings under the Tommy Boy record label, which we acquired in June 2021, including artists such as De La Soul, Coolio, House of Pain, Naughty By Nature, and Queen Latifah..

We are operating in an industry benefitting from sector tailwinds attributed to growth in global paid subscriptions to digital service providers, increased penetration of in-home voice activated devices, in-home fitness products, wi-fi enabled vehicles and the ongoing proliferation of new novel access points like video gaming and social media. As connectivity and mobile phone usage increase, people are listening to more music, more often, and in more places. More music is being created, too, as the tools to make and distribute music, which were at one time expensive and limited, are now free and accessible to creators of all levels. As a result, global music companies and music rightsholders are more valuable than ever.

We excel in the independent sector because of our value enhancement practice. Our unparalleled creative team, alongside our exceptional synchronization and marketing teams, sources and signs songwriters and artists to our active roster, which creates new opportunities for the existing catalog of copyrights. Our outstanding M&A practice contributes to the growth of our business by identifying potential acquisition targets and pursuing those that are complementary to our business.

Our History

On July 28, 2021 (the “Closing Date”), we consummated the previously announced business combination (the “Business Combination”) by and among Roth CH Acquisition II Co., a Delaware corporation (“ROCC”), Roth CH II Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of ROCC (“Merger Sub”) and Reservoir Holdings, Inc., a Delaware corporation (“RHI”). On the Closing Date, Merger Sub merged with and into RHI, with RHI surviving as a wholly-owned subsidiary of ROCC (the “Business Combination”). In connection with the consummation of the Business Combination, “Roth CH Acquisition II Co.” was renamed “Reservoir Media, Inc.” effective as of the Closing Date. Our common stock, $0.0001 par value per share (the “Common Stock”) and warrants to purchase one share of Common Stock, each at an exercise price of $11.50 per share (the “Warrants”), are traded on The Nasdaq Stock Market LLC (“NASDAQ”) under the ticker symbols “RSVR” and “RSVRW,” respectively.

Established in 2007, we have grown through acquisitions. We made a firm commitment in the early days to be an active music company, one that owns and administers rights, and we looked to build our business based on long-term ownership of rights. Our portfolio on the publishing side is 87% owned for life of copyright, as well as 96% owned versus administered.

In 2010, we acquired TVT Music Publishing, home to some of the most important rap, hip-hop and pop music of the 1990s and 2000s. Replete with hit songs, the catalog set the stage and strategy for the kinds of catalogs we sought next. At the time, the advent of streaming forced a shift in the manner in which people were consuming music. It was no longer about the album, but a playlist of favorite songs. This confirmed our investment thesis that investing in hit songs had to be a key driver of our acquisition strategy. Following the acquisition of TVT Music Publishing, we acquired Philly Groove Records, which brought in our first recorded music assets and additional publishing hits, including the Delfonics’ “Ready or Not” which has been covered by artists ranging from The Fugees to Missy Elliot.

In 2012, we acquired the 30,000 copyright-strong Reverb Music and its roster of active songwriters. This catalog further diversified our holdings into the United Kingdom, and added film and television music, such as the theme for the “Got Talent” franchise. We also acquired the FS Media collection of catalogs in 2014, thereby adding what is considered to be the best of American music with the catalogs of Sheryl Crow, John Denver, Billy Strayhorn, Evanescence and Creed to the repertoire. This acquisition included evergreen hits, such as “Take Me Home, Country Roads,” and extended our portfolio back to the 1930s with titles by legendary jazz musician Duke Ellington such as “Take The A Train.”

In 2015, the opportunity arose for us to invest in the royalty streams of Hans Zimmer’s portfolio of film scores dating back to 1989’s “Driving Miss Daisy” and including greats such as “The Lion King,” “Gladiator,” the “Dark Knight” franchise, and others. This enabled us to be in business with one of the most prolific contemporary composers and also to complement our music catalog with music for film. Since then we have built up our film score business through other acquisitions such as Shapiro Bernstein in 2020, which included rights to “Lawrence of Arabia” and others classic films, or Hearts Bluff in 2020, which included rights to “Clueless.” Most recently in 2022, we invested in the royalty streams of Henry Jackman’s portfolio of film scores, which included films from the “Captain America,” “Jumanji” and “Kingsman” franchises. In 2020, we created a frontline film production music investment initiative with the Atlantic Screen Group.

Our acquisitions have added such luminaries as the Commodores, the Isley Brothers, Bob Crewe, Alabama, Travis Tritt, and many others. In 2020 we acquired the Hearts Bluff collection of catalogs, which brought iconic titles to our company from the likes of Elvis, Kool & the Gang, Garth Brooks and Roy Orbison. Also in 2020, we acquired the catalog of historic American music publisher Shapiro Bernstein, thereby adding titles from the turn of the century to our portfolio.

In the recorded music segment, during 2019, we acquired London-based Blue Raincoat Music Ltd and Chrysalis Records Ltd. This acquisition added significant recorded music operations to our business, and added the sound recordings of Sinead O’Connor, The Specials, Generation X, The Waterboys, and Go West. In addition, on June 2, 2021, we entered into a membership interest purchase agreement to acquire U.S. based record label and music publishing company Tommy Boy Music, LLC (“Tommy Boy”), which helped launch the careers of Queen Latifah, Afrika Bambaataa, Digital Underground, Coolio, De La Soul, House of Pain and Naughty By Nature.

In the past five years, we have focused on being a wholistic music company and have strategically expanded to include management services through Big Life Management and Blue Raincoat Artists in the United Kingdom. In tandem with this diversification, we have focused on emerging markets which are expected to be responsible for much of the future growth in the music industry. To this end, we acquired a stake in PopArabia in January 2020 with a focus on signing artists, acquiring catalogs and establishing a rights management company in the Middle East and North Africa region. We have executed on these strategic initiatives and expect substantial growth from PopArabia in the years to come.

We have also focused on populating an active songwriter roster. We understand that participating in the contemporary music marketplace at a high level can contribute to capturing market share and create ancillary marketing and licensing opportunities for the rest of the catalog. Today, our active roster is responsible for some of the biggest hits by some of the most well-known artists around the world.

Through the initiatives above, we have deployed over $650 million in capital and currently represent over 140,000 copyrights in our publishing business and over 36,000 master recordings in our recorded music business.

Industry Overview

The global music entertainment industry is massive and growing. Within the larger music entertainment space, the music publishing and recorded music industries are thriving, driven by powerful tailwinds.

Streaming was the key driver for industry growth in 2021. According to the IFPI (International Federation of the Phonographic Industry), ad-supported streaming revenue grew by 32% between 2020 and 2021. Subscription streaming grew by 22% over the same period, adding $2.2 billion of revenue to 2020’s figure. This growth has been driven by an increase in subscribers and usage alike. As music has become more accessible, consumers today listen to more music on more platforms than ever before. The total number of music subscribers globally was 523 million in 2021, a 21% increase from 2020. According to Luminate (formerly MRC Data), global on-demand audio song streams increased by approximately 26% year-over-year in 2021. All generations are leveraging streaming to increase their engagement with music. According to Luminate, over 96% of the U.S. population aged 13 to 55 years uses a streaming service to listen to music in a typical week and 89% of the “Baby Boomer” generation aged 55 years and over have made the switch to streaming. Platforms such as gaming, home fitness, and social media are evolving in ways that integrate premium commercial music into their services – which are all accretive revenue sources to the music industry. The evolution of car entertainment systems from physical media players to streaming connectivity will help drive growth in music subscribers and digital advertising revenue for music services. According to Statista, the number of connected cars on the road is expected to rise from 237 million in 2021 to 400 million in 2025. By 2030, 96% of new vehicles shipped worldwide will be built with internet connectivity.

A new budding market is the metaverse, which Jeffries Financial Group defines as a $2B opportunity for labels by 2025. Thus far, music companies have only participated in limited ways, such as one-off virtual concert events on platforms such as Roblox and Fortnite. In the coming years, new platforms like Meta will increase the pie, and music companies will increase their share of it through more broad catalog licenses and participation in derivative virtual goods and interactive experiences.

A rebound from Covid-19 continues to drive a return to growth in many traditional music revenue sources. Concert tours are back, creating long missed live revenue for artists and songwriters alike. The return of touring has also contributed to more new music being released, as artists can properly promote a new album with concerts and appearances. This has contributed to a 16% year-over-year growth of physical album sales, which is the first time physical has grown as a format in 20 years according to the IFPI. In addition to record stores, people are returning to gyms, bars, restaurants, and other retail outlets that have reinstituted their music licenses as they reopen locations. Synchronization revenue reached its highest level ever in 2021. According to the IFPI, the recorded music industry experienced 22% year-over-year growth, driven by a return to video production in 2021, which followed a 10% decline from production freezes in 2020.

Streaming growth in the emerging markets is having an outsized impact on the industry. Growth in markets that were outside of the top ten in 2020 outpaced the global average in 2021. The IFPI reports that non-top 10 markets grew 23% while the top 10 markets grew by 17.5%. These markets made up 19.9% of global revenues in 2021, up from 19.2% in 2020. The strongest growth globally came from the MENA region, with a 35% increase year-over-year. This was driven by a 50% growth in subscription streaming revenue and a 24% growth in ad-supported revenue.

Recent developments suggest that streaming pricing may have room for further optimization. Beyond growth in paying subscribers, we believe there is an opportunity for streaming revenues to further expand with pricing increases over time. As consumers grow to appreciate the value proposition of streaming, streaming services will explore premium product initiatives. This is supported by streaming services’ ongoing efforts to experiment with pricing increases in recent years. In April 2021, Spotify raised its prices for some of its premium subscription offerings across some of the major markets, including the United States, the United Kingdom and parts of Europe. Previously in 2018, Spotify increased monthly prices for its services in Norway. In 2019, Amazon launched its high-quality audio streaming offering, Amazon Music HD, for a premium price in the United States. We believe the strong and growing appetite for streaming services, as well as the demonstrated pricing power of premium streaming services, presents a significant opportunity for growth for the music entertainment industry.

Moreover, it has always been true that consumer engagement with music goes beyond the music itself - consumers care about the musicians as well. Today, consumers have greater access to artists with the advent of social media. According to Statista, as of April 2022, five out of the top ten most followed accounts on Twitter belonged to musicians and, according to YouTube, the majority of videos that have achieved more than one billion lifetime views, as well as the majority of the most popular videos of all time, include music.

In addition to their growing popularity with consumers, these music emerging monetization platforms are now proactively engaging with the music entertainment industry to properly compensate rightsholders for use of music. For example, in July 2020, TikTok announced a multi-year agreement with the U.S. National Music Publishers’ Association (NMPA) which also covers past use of musical works. Separately, Facebook’s gaming platform entered into a new multi-year licensing agreement with the major record labels (i.e., Universal Music Group, Sony Music Group and Warner Music Group) in September 2020. In the first half of 2020, Peloton agreed to settle a lawsuit brought by music publishers for approximately $49 million, according to Peloton’s public filings. And in 2021, Roblox settled a lawsuit initiated by independent music publishers for approximately $36 million. We believe these emerging music monetization platforms are now a permanent part of the music entertainment industry and have helped expand access to and listenership of music globally.

Increased government intervention to curb piracy and improve monetization rates for content owners helps secure the future of the industry. Government interventions in the United States and the European Union are expected to be a boon for the music entertainment industry, at least in the near-term.

In 2018, the United States enacted the Music Modernization Act (the “MMA”), which resulted in reforms to music licensing through the regulation of digital music services’ relationship to content owners. This includes improving the way digital music services procure mechanical licenses, requiring digital radio services, such as SiriusXM and Pandora, to make royalty payments to recording artists for recordings before 1972, and providing for direct payments of royalties owed to producers, mixers and engineers when their original works are streamed on non-interactive webcasting services. Also in 2018, the U.S. Copyright Royalty Board (the “CRB”) issued an updated slate of royalty rates and terms. This ruling by the CRB included increased publishing royalty rates for musical compositions in the United States from 2018 through 2022. While this decision was vacated in part on appeal in August 2020, the case was remanded back to the CRB for further proceedings. Final resolution is expected in the summer of 2022. In 2018, the CRB also significantly increased the royalty rates for sound recordings in the United States paid by SiriusXM from 2018 through 2022, and the MMA extended the term of this increase through 2027.

In 2019, the European Union passed legislation to protect music rightsholders and recording artists. Specifically, the European Union Copyright Directive was designed to limit safe harbors from liability for copyright infringement and to ensure that rightsholders and recording artists are remunerated fairly when their music is shared online by user-uploaded content services such as YouTube.

Music Publishing

The music publishing industry involves the licensing and acquisition of rights in musical compositions from content owners (e.g. publishers, songwriters, composers and other rightsholders). According to Music & Copyright, the music publishing industry generated $6.9 billion in revenues worldwide in 2021, representing an increase of 17.6% from 2020, and a compound average annual growth rate of 9% since 2016. Music publishing royalties include, among other types, mechanical, performance, synchronization and digital.

Recorded Music

The recorded music industry involves the identification and development of artists to create, market and promote recordings. Royalty income in the recorded music industry is paid on a specific recording of a composition. According to the IFPI, the recorded music industry generated nearly $26 billion of revenue globally in 2021, reflecting year-over-year growth of 18.5% and a compound annual growth rate of 9.3% since 2016. The recorded music industry generates revenues from various royalty types, including digital (which includes streaming), physical, synchronization and performance rights. Digital revenues reflect the largest and fastest growing category of recorded music revenues, reaching nearly $18 billion in 2021, reflecting a compound annual growth rate of 18% since 2016 and nearly 70% of global recorded music revenues in 2021. Within digital revenues, streaming is by far the largest driver, accounting for approximately 94% of digital revenues in 2021, reflecting a compound annual growth of nearly 29% since 2016.

Physical royalties are generated from the physical reproduction and distribution of copyrighted works and is the only recorded music revenue category that has contracted since 2016, totaling $5 billion of revenues in 2021, representing a little more than 19% of global recorded music revenues in 2021 (as compared to 35% of global recorded music revenues in 2016). Performance rights royalties are generated from the use of recorded music by broadcasters and public venues, representing approximately 9% of global recorded music revenues in 2021. Synchronization royalties are generated by the use of recorded music in advertisements, film, video games, television and other content, representing approximately 2% of global recorded music revenues in 2021.

Our Competitive Strengths

Value Enhancement

Our synchronization team is comprised of 10 people worldwide dedicated to marketing and licensing our music for use in films, trailers, television shows, advertisements and video games. For the year ended March 31, 2022, our synchronization income, which includes traditional synchronization income and digital synchronization income, accounted for 22% of our total revenues. Digital licensing is an area we embraced early on in 2012 as the first independent publisher to strike a direct deal with YouTube. Digital licensing also extends to the digital service providers, social media platforms like Facebook, Instagram, Snapchat and TikTok, in addition to in-home fitness products such as Peloton and Apple Fitness+. These are all music distribution vehicles which are now distributing content with licensed copyrights. Our advocacy work is a result of several of our executives serving as elected officials on the boards of non-profit groups upholding the rights of songwriters and fighting for fair compensation. Our service on these boards has resulted in over $13 million in settlements over the last five years, and we will continue to look at digital platforms that are distributing content while infringing on music copyrights.

Platform Positioned for Growth

Our investment in infrastructure has allowed us to continue scaling our Music Publishing business with minimal impact on our operating expenses. Within our Recorded Music business, we have successfully completed and integrated the acquisitions of Chrysalis Records in the United Kingdom and Tommy Boy in the United States and expect to be well-positioned to ingest additional master recordings into our platform.

Creative and Artists and Repertoire Services

We are able to continue to attract and source top talent because of the excellence of our creative and artists and repertoire (“A&R”) teams, coupled with the high-quality talents on our roster that already call Reservoir their publishing home. Longstanding collaborations between our clients and our creative and A&R teams who nurture their talents and careers have resulted in numerous chart-topping hits of critical and commercial acclaim. Our creative and A&R teams are further complemented by our marketing services team who provide high-touch, bespoke services. Some of our A&R teams include:

●	Ali Tamposi was named BMI’s 2019 Songwriter of the Year, following mega hit singles “Havana” by Camila Cabello featuring and also co-written by Reservoir writer Young Thug; “Youngblood” by 5 Seconds of Summer; “Let Me Go” by Hailee Steinfeld x Alesso featuring Florida Georgia Line and Watt; and “Wolves” by Selena Gomez x Marshmello.

●	Rufio Hooks co-wrote BTS’ “Butter” which became the longest-running U.S. #1 of 2021, and broke global Spotify streaming and YouTube view count records upon release.
●	Jamie Hartman won the 2021 Ivor Novello for Songwriter of the Year for his collaborations with Celeste on her album Not Your Muse.
●	Mr. Franks earned three concurrent 2021 Top 10 Billboard Hot 100 singles with Justin Bieber featuring Chance The Rapper’s “Holy” and Ariana Grande’s “Positions” and “(34+35).”

Strong Financial Profile with Robust Growth, Operating Leverage and Free Cash Flow Generation

For the years ended March 31, 2019 through 2022, we have grown revenues at a compound annual growth rate of 34%, driven by value enhancement, strategic acquisitions, successful releases and secular tailwinds. For the year ended March 31, 2022, our business generated net income and operating income (loss) before non-cash depreciation of tangible assets and non-cash amortization of intangible assets (“OIBDA”) of $19.4 million and $38.4 million, respectively, implying an OIBDA margin of approximately 36%. We believe our financial profile provides a strong foundation for continued growth.

Well-Positioned to Capitalize on the Growth of the International Music Industry Driven by Streaming

As the global music industry continues to benefit from a sustained expansion, our catalog of evergreen hits and active artist and songwriter roster with expertise in chart-topping hip-hop and pop music positions us to capitalize on the positive industry tailwinds. In its 2022 Global Music Report, the IFPI confirmed that 2021 marked a seventh consecutive year of growth for the global recorded music industry. The year-over-year growth of 18.5% for 2021 was driven primarily by streaming, especially by a growth of 21.9% in revenue generated by paid subscription services. The 523 million users of paid subscription accounts in 2021 represented an annual increase of 20.5% and generated $12.3 billion, or 47.3% of global recorded music revenues.

Emerging Markets Presence and Investments in Local Content

While the top ten global markets grew revenue by 17.5% last year, markets outside of the top ten outpaced them with 22.6% revenue growth in 2021. The fastest growing region in the world was the Middle East and North Africa (“MENA”), which recorded 35% revenue growth in 2021. The main driver of the region’s success was its 47.4% growth in subscription streaming. Reservoir’s stake in PopArabia has put us in a strong position to be on the frontline to take advantage of this growth. Since we made this investment, we have already signed artists and acquired catalogs from India and the MENA region, ranging from indie tastemakers like Zeid Hamdan to regional superstars like Mohamed Ramadan. We have also established the subsidiary ESMAA which is a United Arab Emirates-based rights management entity working with global music rights organizations, music publishers, songwriters, record labels and artists to ensure their music and rights are fully administered and licensed in the region. In its first full year of operation, ESMAA licensed several key music users for the first time, including a broad, multimillion dollar license with EXPO 2020 in Dubai. We have also made a minority investment in and formed a joint venture with Outdustry, a company that has pioneered music licensing in China. We expect this investment to become a vehicle to capture music’s continued growth in China, which saw a 30.4% increase in revenue, primarily driven by streaming. We continue to be focused on acquiring and developing music content in the emerging markets to capture the higher expected growth in such regions.

We are pursuing this strategy to take advantage of the projected growth in music consumption in the emerging markets by owning both global and regional content. The convergence of consumers’ increased access to music and our participation in content, will allow us to maximize the emerging market opportunity. We are also interested in the global movement of sound and talent and will look to play a pivotal role in exporting and importing talent from one geography to the next and create global collaborative opportunities for our roster.

Experienced Leadership Team

Reservoir has sustained no management turnover since inception creating a team that has been working together long-term and is incentivized to continue to scale the business, taking pride in their team, their clients and the company. In addition to its excellent track record, the team is extremely experienced in the music entertainment business with a firm commitment to executing on its strategy on an ongoing basis.

Our Environmental, Social, and Governance (“ESG”) Efforts

We are the first female founded and led publicly traded independent music company in the United States. We understand the importance of building a community of talent while also providing new opportunities to share their work with the world. The concept of community extends deep into our corporate culture – through our commitment to being an environmentally conscious corporate citizen, to fostering a culture of inclusiveness among our employees, to managing and ultimately governing our business in a responsible way. The strength of our business is in our community - our team, our roster of talent, and bringing music to those with limited access to it. Internally, this means that we have a diverse workforce with a culture of accountability and inclusiveness. We believe our success is driven by these values and extends to creatively pursuing opportunities for our existing roster of artists and to finding new talent.

Advocacy and Education

Protecting the livelihoods of creators is at the core of our ethos. We have Board representation at leading industry non-profits in the United States, Canada and the United Kingdom including MusiCares, Songwriters Hall of Fame, Silkroad, the National Music Publishers Association and the Independent Music Publishers International Forum where we lead the charge on advocating for songwriter rights, artist rights, and fair compensation. We additionally support numerous charitable organizations founded by our roster, including Creative Waves Foundation, 1500 Sound Academy, Sharethewrd, and GirlsIRate.

In addition, we are committed to preserving the legacies of creators so that their music is heard for generations to come. To that end, we also develop and support several educational initiatives with leading universities in which the students learn about our legacy artists and their catalogs, ensuring that the music lives on for generations to come. These collaborations are ongoing at Drexel University, New York University, and Maine College of Art & Design. Our staff provides their time at leading global educational institutions in order to invest in the next generation of business leaders. Our founder and CEO Golnar Khosrowshahi lectured at Columbia Business School for the Foundations of Entrepreneurship class, while other staff members have lectured or taught at New York University, Syracuse University, and Buckinghamshire New University, among others.

Our Growth Strategies

M&A

We plan to continue to execute on our highly disciplined and sophisticated approach to M&A strategy of acquiring high-quality copyrights and recordings including complicated transactions on an off-market basis at an attractive return and capitalizing on upside potential with our value enhancement capabilities. Asset and company acquisitions have been our path to growth since inception and we expect to continue to execute on a strategy to scale the business with the addition of high-quality strategic assets to the existing base.

Active Songwriter and Artist Roster

We will continue to execute on our active songwriter and artist roster, attracting world-class talent across genres with the intention of growing our presence in the contemporary music marketplace. Creative services, the existing roster and our value enhancement platform all contribute to our ability to add talent to our songwriter and frontline artist signings. In this area, we are focused on unique talent that represents diversity across a variety of genres and sounds. Through this collaboration, we partner with our clients to create new music, some of which tops the biggest music charts, helping achieve increased market share.

Listenership

While we are firmly rooted in the music business, we also acknowledge that we are, more broadly, in the business of listenership and are interested in owning content to which people are actively or passively listening. As such, we will continue to evaluate opportunities that allow us to own film score and production music content. We are interested in seeing how listening habits will shift over time, as consumers balance the time they spend listening to music versus time allocated to other kinds of content, such as podcasts or social media platforms. To this end, we expect to continue to explore these alternative avenues in the business of listenership, making investments in companies such as Audio Up Inc, a company in which we invested in April 2021, focusing on original podcast content featuring premium music.

Embrace Commercial Innovation with New Digital Distributors and Partners

Over the past two years, we have seen significant licensing growth from in-home fitness platforms, with new licenses issued to Peloton, Hydrow and Apple Fitness+. We expect our licensing volume to increase and also extend to new market entrants in this area, in addition to new digital platforms across social media, non-fungible tokens (“NFTs”) and other categories, such as online gaming platforms. These licenses and the associated revenues are on balance accretive to our overall revenues, and we view being on the forefront of digital licensing to be a significant growth area for us. Our strategy is equally focused on the active issuance of licenses, and the pursuit of copyright infringement, with an eye on resolution and the establishment of mechanisms for future licensing and monetization.

NFTs continue to be a developing area of licensing and opportunity. An NFT is a unit of data stored on the blockchain that certifies the unique identity of a digital asset. NFTs have applications in the music industry as a means to distribute standalone musical content or in conjunction with a related experience, merchandise or visual art.

As an owner and administrator of copyrights, we are able to issue licenses for the use of our intellectual property on an NFT. Similarly, as an owner and administrator of master recordings, we are able to issue licenses for the use of these master recordings on an NFT. We are also providing consultative services to artist and songwriter clients interested in developing NFT products. We are actively engaged with Mynt Music Ltd. and Serenade Sound PTY Ltd. to explore issuances and monetization of these licenses and are in discussions with other companies active in the NFT marketplace. Founder and CEO Golnar Khosrowahshi is also on the Advisory Board for NFT company Notables. We have helped launch NFTs using original music assets for our roster including Young M.A and James Fauntleroy.

We view this as an area of increased activity that qualifies as a new distribution vehicle for potentially enhanced musical content that could be accretive to revenues and we foresee licensing our music for use with NFTs in addition to supporting our clients with strategies and products focused on NFTs.

Music Publishing

Music publishing is an intellectual property business focused on generating revenues from uses of the musical composition itself. In return for promoting, placing, marketing and administering the creative output of a songwriter, or engaging in those activities for other rightsholders, our Music Publishing business garners a share of the revenues generated from use of the musical compositions.

The operations of our Music Publishing business are conducted through all of our offices as well as through various subsidiaries and sub-publishers. We owned or controlled rights to more than 140,000 compositions as of March 31, 2022, including numerous pop hits, American standards and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog included over 5,000 clients as of March 31, 2022 and boasted a diverse range of genres, including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative and gospel.

Royalties

As a copyright owner and administrator of musical compositions, we are entitled to receive royalties for the use of musical compositions. We continually add new musical compositions to our catalog and seek to acquire rights in musical compositions that will generate substantial revenues over the long term.

Music publishers generally receive royalties pursuant to public performance, digital, mechanical, synchronization and other licenses. In the United States, music publishers collect and administer mechanical royalties, and statutory rates are established pursuant to the U.S. Copyright Act of 1976, as amended, for the royalty rates applicable to musical compositions for sale and licensing of recordings embodying those musical compositions. In the United States, public performance income is administered and collected by music publishers and their performing rights organizations and, in most countries outside the United States, collection, administration and allocation of both mechanical and performance income are undertaken and regulated by governmental or quasi-governmental authorities. Throughout the world, each synchronization license is generally subject to negotiation with a prospective licensee, and music publishers pay a contractually required percentage of synchronization income to the songwriters or their heirs and to any co-publishers.

We acquire copyrights or portions of copyrights and administration rights from songwriters or other third-party holders of rights in musical compositions. As an owner and administrator of musical compositions, we promote the use of those musical compositions by others. For example, we encourage recording artists to record and include our musical compositions on their recordings, offer opportunities to include our musical compositions in filmed entertainment, advertisements and digital media and advocate for the use of our musical compositions in live stage productions. Examples of music that generate music publishing revenue include, among others:

Performance - performance of the song to the general public

●	Broadcast of musical compositions on television, radio and cable
●	Live performance at a concert or other venue (e.g., arena concerts, nightclubs)
●	Broadcast of musical compositions at sporting events, restaurants or bars
●	Performance of musical compositions in staged theatrical productions

Digital - licensing of recorded music in various digital formats and digital performance of musical compositions to the general public

●	Streaming and download services

Mechanical - sale of recorded music in various physical formats

●	Vinyl, CDs and DVDs

Synchronization - use of the musical composition in combination with visual images

●	Films or television programs
●	Television commercials
●	Video games
●	Merchandising, toys or novelty items

Other

●	Licensing of copyrights for use in printed sheet music

In the United States, mechanical royalties are collected directly by music publishers, from The Mechanical Licensing Collective, the nonprofit organization designated by the U.S. Copyright Office to distribute mechanical royalties for streaming and downloads pursuant to the Music Modernization Act (the “MLC”), recorded music companies or via The Harry Fox Agency, a non-exclusive licensing agent affiliated with the Society of European Stage Authors and Composers (“SESAC”). Outside the United States, mechanical royalties are collected directly by music publishers or from collecting societies. Once mechanical royalties reach the publisher, a percentage of those royalties is paid or credited to the songwriter or other rightsholder of the copyright in accordance with the underlying rights agreement. Mechanical royalties are paid at a rate of 9.1 cents per song per unit in the United States for physical formats (e.g., CDs and vinyl albums) and permanent digital downloads (recordings in excess of five minutes attract a higher rate). Rates are also set for interactive streaming and non-permanent downloads based on a formula that takes into account revenues paid by consumers or advertisers with certain minimum royalties that may apply depending on the type of service. “Controlled composition” provisions contained in some recording contracts may apply to the rates mentioned above pursuant to which artists and/or songwriters license their rights to their record companies for as little as 75% of the statutory rates. The current U.S. statutory mechanical rates will remain in effect through December 31, 2022. In most other jurisdictions, mechanical royalties are based on a percentage of wholesale prices for physical formats and based on a percentage of consumer prices for digital formats. In international markets, these rates are determined by multi-year collective bargaining agreements and rate tribunals.

Throughout the world, performance royalties are collected by publishers directly or on behalf of music publishers and songwriters by performance rights organizations and collecting societies. Key performing rights organizations and collecting societies include:

●	ASCAP, SESAC and BMI in the United States;
●	the Mechanical-Copyright Protection Society and the Performing Right Society in the United Kingdom;
●	the German Copyright Society in Germany; and
●	the Japanese Society for Rights of Authors, Composers and Publishers in Japan.

The societies pay a percentage (which is set in each country) of the performance royalties to the copyright owner(s) or administrators (i.e., the publisher(s)), and a percentage directly to the songwriter(s), of the composition. Thus, the publisher generally retains the performance royalties it receives other than any amounts attributable to co-publishers.

Composers’ and Lyricists’ Contracts

We derive our rights through contracts with composers, lyricists (songwriters) or their heirs and with third-party music publishers. In some instances, those contracts grant either 100% or some lesser percentage of copyright ownership in musical compositions and/or administration rights. In other instances, those contracts only convey to us rights to administer musical compositions for a period of time without conveying a copyright ownership interest. Our contracts grant us exclusive use rights in the jurisdictions concerned excepting any pre-existing arrangements. Many of our contracts grant us rights on a global basis. We customarily possess administration rights for every musical composition created by the writer or composer during the exclusive acquisition term of the contract.

While the duration of the administration rights under contracts may vary, some of our contracts grant us ownership and/or administration rights for the duration of copyright. See “—Intellectual Property - Copyrights.” U.S. copyright law permits authors or their estates to terminate an assignment or license of copyright (for the United States only) after a set period of time. See “Risk Factors - Risks Related to Intellectual Property and Data Security - Reservoir faces a potential loss of catalog to the extent that its recording artists have a right to recapture rights in their recordings under the U.S. Copyright Act.”

Recorded Music

Our Recorded Music business consists of three types of sound recording rights ownership. The first type is the active marketing, promotion, distribution, sale and licensing of newly created frontline sound recordings from current artists. The second type is the active marketing, promotion, distribution, sale and licensing of previously recorded and subsequently acquired catalog recordings. The third type is the acquisition of full or partial interests in existing record labels, sound recording catalogs or income rights to a royalty stream associated with an established recording artist or producer. Acquisition of these income participation interests is typically in connection with recordings that are owned, controlled and marketed by the major record labels.

Our frontline and catalog Recorded Music businesses are primarily handled by our Chrysalis Records team in London with US marketing support from the Reservoir team. Our Recorded Music income participation interests, including Tommy Boy, are primarily managed by the Reservoir team in New York.

Our frontline and catalog Recorded Music distribution is handled by a network of distribution partners that currently includes AWAL, PIAS, Alliance and MERLIN. All of these distributors market, distribute and sell products of independent labels and artists to digital music services, retail and wholesale distributors and various distribution centers and ventures operating internationally. AWAL and PIAS use select physical product distributors to sell our CDs and vinyl, such as ADA (Alternative Distribution Alliance) in Europe and Alliance in the United States. We also distribute select recordings and video products, including the Tommy Boy catalog, directly to digital music services through licenses we secure via our membership with MERLIN. MERLIN is one of the top global digital rights agencies in the world negotiating licenses on behalf of many independent record labels, distributors and other music rightsholders.

Through our distribution network, our music is being sold in physical retail outlets, as well as via online retailers, such as amazon.com, and distributed in digital form to an ever expanding universe of digital partners including streaming services such as Amazon, Apple, Deezer, SoundCloud, Spotify, Tencent Music Entertainment Group and YouTube, radio services such as iHeart Radio, Pandora and SiriusXM, and download services. We also license music digitally to fitness platforms such as Apple Fitness+, Equinox, Hydrow and Peloton, as well as to social media outlets such as Facebook, Instagram, Snapchat, TikTok and Triller.

Recording Artists’ Contracts

Our recording artists’ contracts define the commercial relationship between our recording artists and our record labels. We negotiate recording contracts with recording artists that define our rights to use the recording artists’ music. For recordings that we acquire as part of a catalog acquisition, we do not have the ability to negotiate these recording artists’ contracts and, as a result, we step into the position of the previous catalog owner. In accordance with the terms of the recording artists’ contracts, the recording artists receive royalties based on sales and other uses of their music. We customarily provide up-front payments to frontline recording artists, called advances, which are recoupable by us from future amounts otherwise payable to such recording artists. We typically structure agreements with new frontline artists as net profit deals whereby the artist receives a portion of the net profits after deducting all costs from the gross revenue.

Our frontline recording artists’ contracts generally provide for more favorable terms to the recording artist, entitling us to a set a number of albums and an exclusive license to exploit those albums for a fixed period of time. In contrast, our catalog recording artists’ contracts typically grant us ownership for the duration of copyright. See “—Intellectual Property - Copyrights.” U.S. copyright law permits authors or their estates to terminate an assignment or license of copyright (for the United States only) after a set period of time. See “Risk Factors - Risks Related to Intellectual Property and Data Security - Reservoir faces a potential loss of catalog to the extent that its recording artists have a right to recapture rights in their recordings under the U.S. Copyright.”

Sales and Digital Distribution

We generate revenues from the new releases of frontline artists and our catalog of recordings. In addition, we actively repackage music from our catalog to form new products. Our revenues are generated in digital formats, including streaming and downloads, and the ongoing proliferation of new novel access points like video gaming and social media and physical formats such as CDs, as well as through historical formats, such as vinyl albums.

In connection with the digital distribution of our music, we currently partner with a broad range of digital music services, such as Amazon, Apple, Deezer, Spotify, YouTube and Google, and are actively seeking to develop and grow our digital business. We also sell traditional physical formats through both the online distribution arms of traditional retailers, such as walmart.com, and traditional online physical retailers, such as amazon.com. Streaming services stream our music on an ad-supported or paid subscription basis. In addition, downloading services download our music on a per-album or per-track basis. In digital formats, per-unit costs that relate directly to physical products, such as manufacturing, inventory, and return costs do not apply. While there are some digital-specific variable costs and infrastructure investments needed to produce, market and license digital products, it is reasonable to expect that we will generally derive a higher contribution margin from streaming and downloads than from physical sales.

We or our distributor will enter into license agreements with digital music services to make our music available for access in digital formats (e.g., streaming and downloads). We then provide digital assets for our music to these services in an accessible form. License agreements with these services establish our fees for the distribution of our music, which vary based on the service. We typically receive accounting from these services on a monthly basis, detailing the distribution activity, with payments rendered on a monthly basis. Since the emergence of digital formats, our business has become less seasonal in nature.

Manufacturing, Packaging and Physical Distribution

We have arrangements with various suppliers and distributors as part of our manufacturing, packaging and physical distribution services throughout the world. We believe that these arrangements are sufficient to meet our business needs.

We sell our physical recorded music products through a variety of different retail and wholesale outlets including music specialty stores, general entertainment specialty stores, supermarkets, mass merchants and discounters, independent retailers and other traditional retailers. Although some of our retailers are specialized, many of our customers offer a substantial range of products other than music.

Most of our physical sales represent purchases by a wholesale or retail distributor. Our sale and return policies are in accordance with wholesale and retail distributor’s requirements, applicable laws and regulations, jurisdictional and customer-specific negotiations and industry practice.

A&R and Creative Partnership

Our staff has years of experience in identifying and contracting with recording artists who become commercially successful. Our ability to select recording artists who are likely to be successful is a key element of our frontline Recorded Music business strategy that targets recording artists who will achieve national, regional and international success. The frontline Recorded Music business line was established in 2019 when we acquired Chrysalis Records and relaunched it as an active frontline record label signing and developing new talent. Our first frontline release went on to receive critical acclaim, a Mercury Award shortlist nomination and a Grammy nomination.

Many of our catalog artists continue to appeal to audiences long after they cease releasing new music. We have an efficient process for sustaining sales across our catalog releases. We maximize the value of our catalog of recorded music through new marketing initiatives and we use our catalog as a source of material to curate re-releases, compilations, box sets and special package releases, which provide consumers with incremental exposure to familiar music and recording artists.

Our A&R executives both champion and challenge the talent they sign, empowering them to realize their visions and evolve over time. Our longstanding relationships within the creative community also provide our recording artists and songwriters with a wide network of collaborators, which is a vital part of helping them to realize their best work. We provide the investment that gives our songwriters and recording artists the requisite time and space to experiment and flourish. This includes access to a multitude of songwriters’ rooms and recording studios around the globe with more to come.

Our Songwriter and Recording Artist Value Proposition

Reservoir’s success is a result of our unparalleled team which not only attracts top tier talent to our roster, but helps them build and sustain long and lucrative careers. We stand out from our competitors by constantly strengthening our skill sets, expanding our networks, and evolving the comprehensive suite of services we provide. By creating value for our songwriters and recording artists, we create value for ourselves. Our goal is not to be the biggest music entertainment company, but the best one, with music of the highest quality that resonates with audiences across the globe. As such, we believe our top tier Music Publishing and Recorded Music catalogs are vital contributors to the booming music entertainment business.

Below is an overview of the many creative and commercial services we provide to our songwriters and recording artists.

Welcoming Talent

We offer songwriters and recording artists numerous pathways into our ecosystem. Whether it is an up-and-coming songwriter making music in their bedroom, a superstar artist selling out stadiums or an icon looking to curate a legacy, we offer tailored support and resources.

We are not just searching for immediate hits. We scout and sign talent with the market potential for longevity and lasting impact. As a result, we are constantly investing in new music every year without reducing our commitment to each songwriter and recording artist. It is that focus, patience and passion that has built and sustained the reputation that perpetuates our cycle of success.

Marketing and Promotion

We are experts in value enhancement with a proven track record of success in every aspect of marketing and promotion. With direct relationships at every significant digital music service and social media network to radio, press, film, television and retail, we are plugged into the most influential people and platforms for music entertainment. We harness our collective years of experience and the countless transactions executed to gather the insights needed to make meaningful commercial decisions grounded in data-based discipline. Most importantly, we are nimble and quickly adapt to changes in how music is consumed to maximize the opportunities for our songwriters and recording artists. For example, with the increased penetration of in-home fitness products and the ongoing proliferation of new novel access points like video gaming and social media platforms, we quickly developed relationships and secured placements and other valuable positioning at these platforms.

We apply a comprehensive and bespoke approach to marketing and promoting our recording artists and their music. No two artists are the same and our individualized marketing plans reflect this. For our Music Publishing business, our goal is to promote our songwriter’s interest in their music, enhance the value of those copyrights and promote their work and legacies as creators. Our goal for our Recorded Music business is to set up new frontline releases from emerging and established acts for success, while furthering the success of catalog releases and legacy artists. The marketing and promotion of our recorded music assets and releases are carefully coordinated to increase the value of our music and generate sales, while maintaining disciplined budgets. Our forward-thinking and nimble marketing team has significant experience across Music Publishing and Recorded Music, which allows us to successfully execute long-term campaigns, while adapting quickly to changes in the marketplace.

Global Reach and Local Expertise

Our team is distributed across our offices from Los Angeles to Abu Dhabi and operates cohesively as a global team. The small size of our team allows us to be nimble and the geographic distribution enables us to look at music through a culturally relevant lens as required by different regions.

A Broad Universe of Opportunity

Albums, singles, videos and songs are still the primary drivers for our business. But as the demand for music has grown, music has been woven into the fabric of our daily lives in new and increasingly sophisticated ways. It is our job to help our songwriters and recording artists capitalize on this expanding universe.

In our Music Publishing business, we take an active role in expanding the consumption of music, through performance, digital, mechanical, synchronization and the original music publishing revenue stream, sheet music. In our Recorded Music business, beyond digital and physical revenue streams, we provide a wide array of artist services, including merchandise and e-commerce.

The centralization of our technology capabilities and data insights has resulted in increased transparency of our royalty reporting to our songwriters’ and recording artists. We defend and protect our songwriters’ and recording artists’ creative output by remaining vigilant in the collection of different types of royalties around the world and defending against illegitimate and illegal uses of our owned and controlled copyrights.

Representative Sample of Songwriters and Recording Artists

Our Music Publishing business includes musical compositions by:

●	Global superstars Migos, 2 Chainz, A Boogie Wit Da Hoodie, Killer Mike, Ben Harper, Twysted Genius, David Guetta, and Scott Stapp
●	Internationally renowned music icons, including Joni Mitchell, The Isley Brothers, John Denver, Sheryl Crow, Nick Drake, Travis Tritt, a-ha, Billy Strayhorn and Hoagy Carmichael
●	Award-winning hitmakers, such as Ali Tamposi, Jamie Hartman, James Fauntleroy, Oak Felder, Lauren Christy, Nitin Sawhney, and The Orphanage
●	Acclaimed film composers Hans Zimmer and Henry Jackman

Our Recorded Music business includes music from:

●	Legacy acts, such as De La Soul, Naughty By Nature, Queen Latifah, Coolio, Sinéad O’Connor, Generation X, House of Pain, The Specials, The Stylistics, and The Delfonics.
●	Contemporary talent, including Laura Marling, Liz Phair, Emeli Sandé, Levi Hummon, and William the Conqueror

Competition

We believe we are a competitive force in the music publishing and recorded music industries because of our strong reputation among creators and content owners and our value enhancement capabilities. In addition to competing against the major music companies, we also compete against other independent music companies, of which there are many. To a lesser extent, we compete with the way consumers use their disposable income for media and entertainment, however many of these alternatives present an opportunity for monetization for our business (e.g., television, motion pictures, and video games - all of which contain and license music).

The music publishing industry is highly competitive and dominated by three companies. According to Music & Copyright, Sony Music Publishing, Universal Music Publishing and Warner Chappell Music accounted for 60% of the global music publishing revenues in 2021. There are many smaller participants that collectively accounted for the remaining 40% of the global music publishing revenues in 2021.These participants also include individual songwriters who self-publish their work.

The recorded music industry is also highly competitive and subject to changing consumer preferences. In 2021, the three largest recorded music companies - Universal Music Group, Sony Music Entertainment and Warner Music Group - accounted for approximately 72% of the global recorded music revenues, according to public company filings and the IFPI. Outside of these three companies, the landscape is highly fragmented with numerous participants that collectively accounted for approximately 28% of the global recorded music market in 2021.

Intellectual Property

Copyrights

Our business, like that of other companies involved in the music entertainment industry, rests on our ability to maintain rights in sound recordings and musical compositions through copyright protection. In the United States, copyright protection generally lasts for 95 years from first publication or 120 years from creation, whichever expires first, for works created on or after January 1, 1978 as “works made for hire” (e.g., works of employees or certain specially commissioned works). The period of copyright protection for works created on or after January 1, 1978 that are not “works made for hire” lasts for the life of the author plus 70 years. Works created and published or registered in the United States prior to January 1, 1978 generally enjoy copyright protection for 95 years, subject to compliance with certain statutory provisions including notice and renewal. Additionally, the MMA extended federal copyright protection in the United States to sound recordings created prior to February 15, 1972. The duration of copyright protection for such sound recordings varies based on the year of publication, with all such sound recordings receiving copyright protection for at least 95 years, and sound recordings published between January 1, 1957 and February 15, 1972 receiving copyright protection until February 15, 2067. The term of copyright in the European Union for musical compositions in all member states lasts for the life of the author plus 70 years. This is also true for the United Kingdom.

In the European Union, the term of copyright for sound recordings lasts for 70 years from the date of release in respect of sound recordings that were still in copyright on November 1, 2013 and for 50 years from date of release in respect of sound recordings the copyright in which had expired by that date. The European Union also harmonized the copyright term for joint musical works. In the case of a musical composition with words that is protected by copyright on or after November 1, 2013, the member states of the European Union are required to calculate the life of the author plus 70 years term from the date of death of the last surviving author of the lyrics and the composer of the musical composition, provided that both contributions were specifically created for the musical composition.

We are largely dependent on legislation in each jurisdiction in which we operate to protect our rights against unauthorized reproduction, distribution, public performance or rental. In all jurisdictions where we operate, our intellectual property receives some degree of copyright protection, although the extent of effective protection varies widely. In a number of developing countries, the protection of copyright remains inadequate.

Technological changes have focused attention on the need for new legislation that will adequately protect the rights of producers. We actively lobby in favor of industry efforts to increase copyright protection and support the efforts of organizations, such as the Recording Industry Association of America, the IFPI, the National Music Publishers’ Association, the International Confederation of Music Publishers and the World Intellectual Property Organization.

In the United States, rates for some copyright royalties are set and regularly reviewed by the CRB, a three-judge panel that functions as an independent unit within the Library of Congress. During the most recent review by the CRB of phonorecord royalties for the period from 2018 through 2022 (the “Phonorecords III”), the CRB recommended an increase of 44% in the mechanical streaming royalty rate paid to publishers by the digital services. There was an appeal of the Phonorecords III determination by some of the digital streaming services (Amazon, Google, Pandora, Spotify) but not all of them (Apple did not appeal). The Phonorecords III rate increase is currently under review and in a remand process. All submissions have been made in that remand process, and a determination is expected from the CRB in mid-2022. In the interim, the phonorecord streaming rate set prior to 2018 remains in place. Additionally, the proceeding before the CRB for the rates and terms for phonorecords royalties for the period from 2023 through 2027 (the “Phonorecords IV”) is underway, and a hearing in the proceeding is anticipated to commence in July 2022, with a determination to issue in late 2022.

Trademarks

We consider our trademarks to be valuable assets to our business. Although there is no assurance that any future trademark applications, even for major trademarks, will register, we endeavor to register our major trademarks in those countries where we believe the protection of such trademarks is important for our business. Our major trademarks include the “Reservoir” name and circular “R” logo with blue stripe. We also use certain trademarks, including those of certain subsidiaries, pursuant to perpetual license agreements. We actively monitor and protect against activities that might infringe, dilute or otherwise harm our trademarks. However, the actions we take to protect our trademarks may not be adequate to prevent third parties from infringing, diluting or otherwise harming our trademarks, and the laws of foreign countries may not protect our trademark rights to the same extent as do the laws of the United States.

Joint Ventures

We have entered into various contractual joint venture arrangements pursuant to which we or certain of our subsidiaries jointly acquire publishing, administration, songwriting, recording and related rights and interests with third parties. These contractual joint venture arrangements differ from a traditional joint venture arrangement in that we typically do not form a new standalone special purpose vehicle to enter into such arrangement or hold any such assets.

Our Employees, Culture, Values and Human Capital Resources

As of March 31, 2022, we employed approximately 78 persons worldwide, including temporary and part-time employees as well as employees that were added through acquisitions. As of March 31, 2022, none of our employees in the United States were subject to a collective bargaining agreement, although certain employees in our non-domestic subsidiaries were covered by national labor agreements.

Our human capital resources objectives include attracting, developing, and retaining personnel and enhancing diversity and inclusion in our workforce to foster community, collaboration, and creativity among our employees, and support our ability to grow our business. To facilitate these objectives, we seek to foster a diverse, inclusive, and safe workplace, with opportunities for employees to develop their talents and advance their careers. In order to reach these objectives, we plan to conduct an annual employee survey to gauge employee engagement and identify areas of focus.

Corporate Information

Our principal executive offices are located at 75 Varick Street, 9th Floor, New York, New York 10013, and our telephone number is (212) 675-0541.

Website Access to Company’s Reports and Disclosure Information

Our internet website address is https://www.reservoir-media.com, to which we regularly post copies of our press releases as well as additional information about us. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed, will be available to you free of charge through the Investors section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We include our web site address in this Annual Report on Form 10-K only as an inactive textual reference. Information contained in our website does not constitute a part of this report or our other filings with the SEC.

Item 1A.Risk Factors

You should carefully review and consider the following risk factors and the other information contained in this Annual Report, including the consolidated financial statements and the accompanying notes and matters addressed in the section titled “Cautionary Note Regarding Forward-Looking Statements,” in evaluating an investment in our Common Stock or Warrants. In addition, past financial performance may not be a reliable indicator of future performance and historical trends may not predict results or trends in future periods. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may adversely affect our business, financial condition and results of operations, in which case the trading price of our Common Stock and Warrants could decline and you could lose all or part of your investment.

Risk Factors Summary

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. Risks that we deem material are described below. These risks include, but are not limited to, the following:

●	the impact of the COVID-19 pandemic on our business, cash flows, financial condition and results of operations;
●	market competition, including, among others, competition against other music publishing companies and record companies;
●	our ability to identify, sign and retain songwriters and recording artists;
●	the increased expenses associated with being a public company;
●	our international operations, which subject us to the trends and developments of other countries, as well as the fluctuations of the currency exchange rate;
●	our ability to attract and retain key personnel, as well as the ability of our management team to effectively manage our transition to a public company in accordance with SEC and Nasdaq requirements;
●	risks associated with strategic acquisitions or other transactions, including, among others, business acquisitions, combinations, investments and joint ventures;
●	the impact of digital music services on our marketing and distribution and the possible changes in the terms of the licensing agreements with such services, including, among others, those governing royalty rates;
●	the impact of legislation that may limit or result in the unenforceability of our contracts with certain artists;
●	the possibility that streaming adoption or revenues may grow less rapidly or level off in the future;
●	our ability to implement, maintain, and improve effective internal controls;

Risks Related to Intellectual Property and Data Security

●	our ability to obtain, maintain, protect and enforce our intellectual property rights;
●	our involvement in intellectual property litigation, including, among others, any assertions or allegations of infringement or violation of intellectual property rights by third parties;
●	the impact of digital piracy on our business, cash flows, financial condition and results of operations;
●	our ability to maintain and protect the information security relating to our customers, employees, vendors and our music;
●	the impact of evolving laws and regulations relating to, among others, data privacy, consumer protection and data protection, as well as the rights granted to songwriters and recording artists under the U.S. Copyright Act;

Risks Related to Our Common Stock and Warrants

●	the volatility of our stock prices, which could subject us to securities class action litigation;
●	negative reports published by securities or industry analysts, or the lack of research or reports published by such analysts;
●	the potential exercise and/or redemption of our Warrants; and
●	future sales by our stockholders and the potential exercise of their registration rights.

Our management of the impact of the COVID-19 pandemic has required, and will continue to require, significant investment of time by our management and employees. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic and the resulting governmental and other measures. The foregoing and other impacts of the COVID-19 pandemic could have the effect of heightening many of the other risks described in this Annual Report, and any of these impacts could materially adversely affect our business, cash flows, financial condition and results of operations.

Risks Related to Our Business and Operations

Our business, cash flows, financial condition and results of operations are expected to continue to be adversely impacted by the COVID-19 pandemic.

The COVID-19 pandemic has had and will have an adverse effect on our business, cash flows, financial condition and results of operations.

Stay at home orders, limited indoor and outdoor gatherings and other restrictions have negatively affected our business in other ways. The COVID-19 pandemic has suspended live concert tours, adversely impacting our concert promotion business and its sale of tour merchandise. It has made it more difficult for artists to engage in marketing efforts around the release of their new recordings which, in some cases, has led to our decisions to delay the release of those recordings. It has delayed the release of new recordings by impeding the types of collaboration among artists, songwriters, producers, musicians, engineers and studios which are necessary for the delivery of those recordings. The cessation or significant delay in the production of motion pictures and television programs has negatively affected synchronization revenue in our Music Publishing business and licensing revenue in our Recorded Music business.

It has been widely reported that advertisers have reduced their advertising spend as a result of the COVID-19 pandemic. This resulted in a corresponding decline in licensing revenue and, to a lesser extent, ad-supported digital revenue in our Music Publishing business and synchronization, performance and ad-supported digital revenue in our Recorded Music business.

While physical revenue streams — mechanical revenue in our music publishing business (the “Music Publishing business”) and physical revenue in our recorded music business (the “Recorded Music business”)— have declined significantly over the last decade, the virus outbreak has resulted in declines in our physical revenue streams related to disruptions in manufacturing and physical supply chains, the mandated closure of physical retailers, the requirement that people stay in their homes and our decisions to delay the release of new recordings from artists with a more physical consumer base.

The severity and the duration of the COVID-19 pandemic is difficult to predict but it is expected that the COVID-19 pandemic will continue to materially and adversely affect the global economy, creating risks around the timing and collectability of our accounts receivable and leading to a decline in consumer discretionary spending which, in turn, could have a negative impact on our business, cash flows, financial condition and results of operations. To the extent the COVID-19 pandemic adversely affects our business, cash flows, financial condition or results of operations, it may also have the effect of heightening other risks described in this section.

Given the uncertainty around the extent and timing of the potential future spread or mitigation of the COVID-19 virus and around the imposition or relaxation of protective measures, we cannot, at this time, reasonably estimate the impact to our future business, cash flows, financial condition and results of operations.

We may be unable to compete successfully in the highly competitive markets in which we operate and may suffer reduced profits as a result.

The industries in which we operate are highly competitive, have experienced ongoing consolidation among major music entertainment companies and are driven by consumer preferences that are rapidly changing. Furthermore, they require substantial human and capital resources. We compete with other music publishing companies and recorded music companies to identify and sign new songwriters and recording artists with the potential to achieve long-term success and to enter into and renew agreements with established songwriters and recording artists. In addition, our competitors may, from time to time, increase the amounts they spend to discover, or to market and promote, songwriters and recording artists or reduce the prices of their music in an effort to expand market share. We may lose business if we are unable to sign successful songwriters or recording artists or to match the prices of the music offered by our competitors. Our Music Publishing business competes not only with other music publishing companies, but also with songwriters who publish their own works and companies in other industries that may choose to sign direct deals with songwriters or music publishing companies. Our Recorded Music business competes not only with other recorded music companies, but also with recording artists who may choose to distribute their own works (which has become more practicable as music is distributed online rather than physically) and companies in other industries (such as Spotify) that may choose to sign direct deals with recording artists or recorded music companies. Our Recorded Music business and Music Publishing business is to a large extent dependent on technological developments, including access to and selection and viability of new technologies, and is subject to potential pressure from competitors as a result of their technological developments. For example, our Recorded Music business may be further adversely affected by technological developments that facilitate the piracy of music, such as Internet peer-to-peer file sharing, by an inability to enforce our intellectual property rights in digital environments and by a failure to further develop successful business models applicable to a digital environment. The Recorded Music business also faces competition from other forms of entertainment and leisure activities, such as cable and satellite television, motion pictures and video games in physical and digital formats.

Our prospects and financial results may be adversely affected if we fail to identify, sign and retain songwriters and recording artists

We are dependent on signing and retaining songwriters who will write the hit songs of today and the classics of tomorrow. We are also dependent on identifying, signing and retaining recording artists with long-term potential, whose debut music is well received on release, whose subsequent music is anticipated by consumers and whose music will continue to generate sales as part of our catalog for years to come. The competition among music publishing and record companies for such talent is intense. Competition among music publishing and record companies to sell and otherwise market and promote music is also intense. Our competitive position is dependent on our continuing ability to attract and develop songwriters and recording artists whose work can achieve a high degree of public acceptance and who can timely deliver their music to us. Our prospects and financial results may be adversely affected if we are unable to identify, sign and retain such songwriters and recording artists under terms that are economically attractive to us. Our prospects and financial results are generally affected by the appeal of our music publishing and recorded music catalogs to consumers.

Our business operations in some foreign countries subject us to trends, developments or other events which may adversely affect our results of operations.

We are a global company with strong local presences, which have become increasingly important as the popularity of music originating from a country’s own language and culture has increased in recent years. Our mix of national and international songwriters and recording artists is designed to provide a significant degree of diversification. However, our music does not necessarily enjoy universal appeal and, if it does not continue to appeal in various countries, our results of operations could be adversely impacted. As a result, our results of operations can be affected not only by general industry trends, but also by trends, developments or other events in individual countries, including:

●	limited legal protection and enforcement of intellectual property rights;
●	restrictions on the repatriation of capital;
●	fluctuations in interest and foreign exchange rates;
●	differences and unexpected changes in regulatory environment, including environmental, health and safety, local planning, zoning and labor laws, rules and regulations;

●	varying tax regimes which could adversely affect our results of operations or cash flows, including regulations relating to transfer pricing and withholding taxes on remittances and other payments by subsidiaries and joint ventures;
●	exposure to different legal standards and enforcement mechanisms and the associated cost of compliance;
●	difficulties in attracting and retaining qualified management and employees or rationalizing our workforce;
●	tariffs, duties, export controls and other trade barriers;
●	global economic and retail environment;
●	longer accounts receivable settlement cycles and difficulties in collecting accounts receivable;
●	recessionary trends, inflation and instability of the financial markets;
●	higher interest rates; and
●	political instability.

We may not be able to insure or hedge against these risks, and we may not be able to ensure compliance with all of the applicable regulations without incurring additional costs, or at all. For example, our results of operations could be impacted by fluctuations of the U.S. dollar against most currencies. See “—Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.” Furthermore, financing may not be available in countries with less than investment-grade sovereign credit ratings. As a result, it may be difficult to create or maintain profitable operations in various countries.

In addition, our results can be affected by trends, developments and other events in individual countries. There can be no assurance that in the future country-specific trends, developments or other events will not have a significant adverse effect on our business, cash flows, financial condition and results of operations. Unfavorable conditions can depress revenues in any given market and prompt promotional or other actions that adversely affect our margins.

Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.

As we continue to expand our international operations, we become increasingly exposed to the effects of fluctuations in currency exchange rates. The reporting currency for our consolidated financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. In addition, from time to time, we may enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements.

Our business may be adversely affected by competitive market conditions, and we may not be able to execute our business strategy.

We expect to increase revenues and cash flow through a business strategy which requires us, among others, to continue to maximize the value of our music, to significantly reduce costs to maximize flexibility and adjust to new realities of the market, to continue to act to contain digital piracy and to diversify our revenue streams into growing segments of the music entertainment business by continuing to capitalize on digital distribution and emerging technologies.

Each of these initiatives requires sustained management focus, organization and coordination over significant periods of time. Each of these initiatives also requires success in building relationships with third parties and in anticipating and keeping up with technological developments and consumer preferences and may involve the implementation of new business models or distribution platforms. The results of our strategy and the success of our implementation of this strategy will not be known for some time in the future. If we are unable to implement our strategy successfully or properly react to changes in market conditions, our business, cash flows, financial condition and results of operations could be adversely affected.

Our ability to operate effectively could be impaired if we fail to attract and retain our executive officers and management team.

We compete with other music entertainment companies and other companies for top talent. Our ability to successfully implement our business strategy and to operate profitably depends, in part, on our ability to retain key personnel. If key personnel become unable or unwilling to continue in their present positions, our business, cash flows, financial condition and results of operations could be materially adversely affected. We often cannot anticipate such departures, and may not be able to promptly replace key leadership personnel. Our key personnel are generally employed on an “at-will” basis. Our success also depends, in part, on our continuing ability to identify, hire, attract, train and develop other highly qualified personnel.

Competition for these employees can be intense, and our ability to hire, attract and retain them depends on our ability to provide competitive compensation. We may not be able to attract, develop or retain qualified and diverse personnel in the future, and our failure to do so could adversely affect our business, including the execution of our business strategy. Any failure by our management team to perform as expected may have a material adverse effect on our business, cash flows, financial condition and results of operations.

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team or businesses associated with them is presented for informational purposes only. Past performance by our management team is not a guarantee of success with respect to any acquisition that we may consummate or strategy that we may implement. You should not rely on the historical record of the performance of our management team or businesses associated with them as indicative of our future performance of an investment in us or the returns it will, or is likely to, generate going forward.

Our management team has limited experience in operating a public company.

Our executive officers and management team have limited experience in managing a publicly traded company. Our management team may not effectively or efficiently manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Our management team’s limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of our management team’s time may be devoted to these activities, which will result in less time being devoted to the management and growth of our business. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods. If we are unable to recruit and retain additional finance personnel or if our finance and accounting team is unable for any reason to respond adequately to the increased demands that will result from being a public company, the quality and timeliness of our financial reporting may suffer, which could result in the identification of material weaknesses in our internal controls. Any consequences resulting from inaccuracies or delays in our reported consolidated financial statements could cause our stock price to decline and could harm our business, cash flows, financial condition, and results of operations.

Failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could impair our ability to produce timely and accurate financial statements or to comply with applicable regulations and have a material adverse effect on our business, cash flows, financial condition and results of operations.

Our management determined that material weaknesses existed in the internal controls over financial reporting while preparing our consolidated financial statements as of March 31, 2022 and 2021. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses identified relate to an ineffective control environment due to improper segregation of duties and a lack of qualified personnel to address certain complex accounting transactions and an ineffective risk assessment process resulting in improper design of control activities to address certain risks of material misstatement. These material weaknesses resulted in immaterial misstatements in our previously reported consolidated financial statements for the fiscal years ended March 31, 2020, and 2021, and unaudited interim condensed consolidated financial information for each of the quarterly and fiscal year-to-date periods ended December 31, 2020, and 2021, related to the accounting for the acquisition of certain music catalogs, which were corrected prior to issuance of our consolidated financial statements for the fiscal year ended March 31, 2022. Because we did not identify and address gaps in qualified personnel, our management was unable to appropriately define responsibilities to carry out effective internal controls over financial reporting, resulting in design deficiencies and the absence of segregation of duties. While we have instituted plans to remediate these issues and continue to take remediation steps, including hiring additional personnel and implementing new processes and controls in connection with financial reporting, we continued to have a limited number of personnel with the level of GAAP accounting knowledge, specifically related to complex accounting transactions, commensurate with our financial reporting requirements. Although we believe the hiring of additional accounting resources and implementation of processes and controls to better identify and manage segregation of duties will remediate the weakness with respect to insufficient personnel, there can be no assurance that the material weaknesses will be remediated on a timely basis or at all, or that additional material weaknesses will not be identified in the future. If we are unable to remediate the material weaknesses, our ability to record, process and report financial information accurately and to prepare consolidated financial statements within the time periods specified by the rules and regulations of the SEC could be adversely affected, which, in turn, may have a material adverse effect on our business, cash flows, financial condition and results of operations.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting until after we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal controls over financial reporting are documented, designed or operating. Any failure to implement and maintain effective internal controls over financial reporting could also adversely affect the results of periodic management evaluations and the independent registered public accounting firm’s annual attestation reports regarding the effectiveness of our internal controls over financial reporting that will eventually be required to include in our periodic reports that are filed with the SEC.

We have been a private company and, as such, we have not been subject to the internal control and financial reporting requirements applicable to a publicly traded company. Following the consummation of the Business Combination, our management has significant requirements for enhanced financial reporting and internal controls as a public company. As a result, matters impacting our internal controls over financial reporting may cause us to be unable to report our consolidated financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable Nasdaq listing rules, which may result in a breach of the covenants under our $350 million senior secured revolving credit facility (the “Senior Credit Facility”) or future financing arrangements. There also could be a negative reaction in the financial markets due to a loss of investor confidence and the reliability of our consolidated financial statements. Confidence in the reliability of our consolidated financial statements also could suffer if we or our independent registered public accounting firm continue to report a material weakness in our internal controls over financial reporting. This could materially adversely affect our business, cash flows, financial condition and results of operations and lead to a decline in the market price of our Common Stock and Warrants.

A significant portion of our revenues are subject to rate regulation either by government entities or by local third-party collecting societies throughout the world and rates on other income streams may be set by governmental proceedings, which may limit our profitability.

Mechanical royalties and performance royalties are two of the main sources of income to our Music Publishing business and mechanical royalties are a significant expense to our Recorded Music business. In the United States, mechanical royalty rates are set every five years pursuant to an administrative process under the U.S. Copyright Act, unless rates are determined through industry negotiations, and performance royalty rates are determined by negotiations with performing rights societies, the largest of which, the American Society of Composers, Authors and Publishers (the “ASCAP”) and Broadcast Music, Inc. (the “BMI”), are subject to a consent decree rate-setting process if negotiations are unsuccessful. In June 2019, the Antitrust Division of the Department of Justice opened a review of its consent decrees with ASCAP and BMI to determine whether the decrees should be maintained in their current form, modified or terminated. Outside the United States, mechanical and performance royalty rates are typically negotiated on an industry-wide basis. In most territories outside the United States, mechanical royalties are based on a percentage of wholesale prices for physical product and based on a percentage of consumer prices for digital formats. The mechanical and performance royalty rates set pursuant to such processes may adversely affect us by limiting our ability to increase the profitability of our Music Publishing business. If the mechanical and performance royalty rates are set too high, it may also adversely affect us by limiting our ability to increase the profitability of our Recorded Music business. In addition, the rates that our Recorded Music business receives in the United States for webcasting and satellite radio are set every five years by an administrative process under the U.S. Copyright Act unless rates are determined through industry negotiations. It is important as revenues continue to shift from physical to diversified distribution channels that we receive fair value for all of the uses of our intellectual property as our business model now depends upon multiple revenue streams from multiple sources. The rates set for our Music Publishing and Recorded Music income sources through collecting societies or legally prescribed rate-setting processes could have a material adverse impact on our business prospects.

We may not have full control and ability to direct the operations we conduct through joint ventures.

We currently have interests in a number of joint ventures and may in the future enter into further joint ventures as a means of conducting our business. In addition, we structure certain of our relationships with songwriters and recording artists as joint ventures. We may not be able to fully control the operations and the assets of our joint ventures, and we may not be able to make major decisions or may not be able to take timely actions with respect to our joint ventures unless our joint venture partners agree.

As part of our growth strategy, we intend to acquire, combine with or invest in other businesses and will face risks inherent in such transactions.

We have in the past engaged, and will continue, from time to time in the future, to engage, in opportunistic strategic acquisitions or other transactions, which could involve, in addition to acquisitions, combinations or dispositions of businesses or assets, or strategic alliances or joint ventures with companies engaged in music entertainment, entertainment or other businesses. Any such combination could be material, be difficult to implement, disrupt our business or change our business profile, focus or strategy significantly. In addition, to the extent we seek to grow our business through acquisitions, we may not be able to successfully identify attractive acquisition opportunities or consummate any such acquisitions if we cannot reach an agreement on commercially favorable terms, if we lack sufficient resources to finance the transaction on our own and cannot obtain financing at a reasonable cost or if regulatory authorities prevent such transaction from being consummated. Furthermore, competition for acquisitions in the markets in which we operate has increased during recent years, and may continue to increase in the future, which may result in an increase in the costs of acquisitions or may cause us to refrain from making certain acquisitions. We may not be able to complete future acquisitions on favorable terms, if at all.

If we do complete future acquisitions, there can be no assurance that they will ultimately strengthen our competitive position or that they will be viewed positively by customers, financial markets or investors. Furthermore, future acquisitions could pose numerous additional risks to our business, cash flows, financial condition and results of operations, including:

●	potential disruption of our ongoing business and distraction of management;
●	potential loss of songwriters or recording artists from our rosters;

●	difficulty integrating the acquired businesses or segregating assets to be disposed of;
●	exposure to unknown and/or contingent or other liabilities, including litigation arising in connection with the acquisition, disposition and/or against any businesses we may acquire;
●	reputational or other damages to our business as a result of a failure to consummate such a transaction for, among other reasons, failure to gain antitrust approval;
●	changing our business profile in ways that could have unintended consequences and challenges in achieving strategic objectives, cost savings and other anticipated benefits;
●	difficulty in maintaining controls, procedures and policies during the transition and integration;
●	challenges in integrating the new workforce and the potential loss of key employees, particularly those of the acquired business; and
●	use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition.

If we enter into significant transactions in the future, related accounting charges may affect our financial condition and results of operations, particularly in the case of any acquisitions. In addition, the financing of any significant acquisition may result in changes to our capital structure, including the incurrence of additional indebtedness, which may be substantial. Conversely, any material disposition could reduce our indebtedness or require the amendment or refinancing of our outstanding indebtedness or a portion thereof. We may not be successful in addressing these risks or any other problems encountered in connection with any strategic or transformative transactions. There can be no assurance that if we make any future acquisitions, investments, strategic alliances or joint ventures or enter into any business combination, that they will be completed in a timely manner, or at all, that they will be structured or financed in a way that will enhance our creditworthiness or that they will meet our strategic objectives or otherwise be successful.

We may also be unsuccessful in implementing appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these transactions. Failure to effectively manage any of these transactions could result in material increases in costs or reductions in expected revenues, or both. In addition, if any new business in which we invest or which we attempt to develop does not progress as planned, we may not recover the funds and resources we have expended and this could have a negative impact on our businesses or us and our subsidiaries as a whole.

The enactment of legislation limiting the terms by which an individual can be bound under a “personal services” contract could impair our ability to retain the services of key artists.

California Labor Code Section 2855 (“Section 2855”) limits the duration of time any individual can be bound under a contract for “personal services” to a maximum of seven years. In 1987, subsection (b) was added to Section 2855, which provides a limited exception to Section 2855 for recording contracts, creating a damages remedy for record companies. Such legislation could result in certain of our existing contracts with artists being declared unenforceable, or may restrict the terms under which we enter into contracts with artists in the future, either of which could adversely affect our results of operations. In March 2021, a California Assembly Member introduced a bill (AB 1385) that seeks to repeal Subsection (b). The bill was withdrawn in April 2021, but may be reintroduced during a subsequent legislative session. The repeal of subsection (b) of Section 2855 and/or the passage of legislation similar to Section 2855 by other states could materially adversely affect our business, cash flows, financial condition and results of operations.

Governments could enact new legislation or could make regulatory determinations that affect the terms of our contracts with songwriters and recording artists.

Some songwriter and recording artist groups, particularly in Europe, are urging governments to intervene in the music streaming business in ways that could affect the terms agreed in our contracts with them. Government intervention in the music streaming business could have an adverse effect on our business, cash flows, financial condition and results of operations.

If our songwriters and recording artists are characterized as employees, we would be subject to employment and withholding liabilities.

Although we believe that the songwriter and recording artist with which we partner are properly characterized as independent contractors, tax or other regulatory authorities may in the future challenge our characterization of these relationships. We are aware of a number of judicial decisions and legislative proposals that could bring about major reforms in worker classification, including the California legislature’s recent passage of California Assembly Bill 5 (“AB 5”). AB 5 purports to codify a new test for determining worker classification that is widely viewed as expanding the scope of employee relationships and narrowing the scope of independent contractor relationships. The law was subsequently amended in September 2020 to exclude most professionals working in the music sector. Nonetheless, AB 5 has been the subject of widespread national discussion and it is possible that other jurisdictions may enact similar laws. If such regulatory authorities or state, federal or foreign courts were to determine that our songwriter and recording artist are employees, and not independent contractors, we would be required to withhold income taxes, to withhold and pay Social Security, Medicare and similar taxes and to pay unemployment and other related payroll taxes. We would also be liable for unpaid past taxes and subject to penalties. As a result, any determination that our songwriter and recording artist are our employees could have a material adverse effect on our business, cash flows, financial condition and results of operations.

If streaming adoption or revenues grows less rapidly or levels off, our prospects, business, cash flows, financial condition and results of operations may be adversely affected.

Streaming revenues are important because they have offset declines in downloads and physical sales and represent a growing area of our Music Publishing business and Recorded Music business. There can be no assurance that this growth pattern will persist or that digital revenues will continue to grow at a rate sufficient to offset and exceed declines in downloads and physical sales. If growth in streaming revenues levels off or fails to grow as quickly as it has over the past several years, our Music Publishing business and Recorded Music business may experience reduced levels of revenues and operating income.

We are substantially dependent on a limited number of digital music services for the online distribution and marketing of our music, and they are able to significantly influence the pricing structure for online music stores and may not correctly calculate royalties under license agreements.

We derive an increasing portion of our revenues from the licensing of music through digital distribution channels. We are currently dependent on a small number of leading digital music services. We have limited ability to increase our wholesale prices to digital music services as a small number of digital music services control much of the legitimate digital music business. If these services were to adopt a lower pricing model or if there were structural changes to other pricing models, we could receive substantially less for our music, which could cause a material reduction in our revenues, unless offset by a corresponding increase in the number of transactions. We currently enter into short-term license agreements with many digital music services and provide our music on an at-will basis to others. There can be no assurance that we will be able to renew or enter into new license agreements with any digital music service. The terms of these license agreements, including the royalty rates that we receive pursuant to them, may change as a result of changes in our bargaining power, changes in the industry, changes in the law, or for other reasons. Decreases in royalty rates, rates of revenue sharing or changes to other terms of these license agreements may materially impact our business, operating results and financial condition. Digital music services generally accept and make available all of the music that we deliver to them. However, if digital music services in the future decide to limit the types or amount of music they will accept from music entertainment companies like us, our revenues could be significantly reduced. See “Description of Our Business—Recorded Music—Sales and Digital Distribution.”

We are also substantially dependent on a limited number of digital music services for the marketing of our music. A significant proportion of the music streamed on digital music services is from playlists curated by those services or generated from those services’ algorithms. If these services were to fail to include our music on playlists, change the position of our music on playlists or give us less marketing space, it could adversely affect our business, cash flows, financial condition and results of operations.

Under our license agreements and relevant statutes, we receive royalties from digital music services in order to stream or otherwise offer our music. The determination of the amount and timing of such payments is complex and subject to a number of variables, including the revenue generated, the type of music offered and the country in which it is sold, identification of the appropriate licensor, and the service tier on which music is made available. As a result, we may not be paid appropriately for our music. Failure to be accurately paid our royalties may adversely affect our business, cash flows, financial condition and results of operations.

Because our success depends substantially on our ability to maintain a professional reputation, adverse publicity concerning us or our songwriters, artists or key personnel could adversely affect our business.

Our professional reputation is essential to our continued success and any decrease in the quality of our reputation could impair our ability to, among others, recruit and retain qualified and experienced key personnel, retain or attract songwriters and artists and/or enter into licensing or other contractual arrangements. Our overall reputation may be negatively impacted by a number of factors, including negative publicity concerning us or our artists, songwriters or key personnel. Any adverse publicity relating to us or such individuals or entities that we employ or represent, including from reported or actual incidents or allegations of illegal or improper conduct, such as harassment, discrimination or other misconduct, could result in significant media attention, even if not directly relating to or involving us, and could have a negative impact on our professional reputation. This could result in termination of licensing or other contractual relationships or impact our ability to attract and retain songwriters, artists or key personnel, all of which could adversely affect our business, cash flows, financial condition and results of operations.

Because we became a public reporting company by means other than a traditional underwritten initial public offering, our stockholders may face additional risks and uncertainties.

Because we became a public reporting company by means of consummating the Business Combination rather than by means of a traditional underwritten initial public offering, there was no independent third-party underwriter selling the shares of our Common Stock and Warrants, and, accordingly, our stockholders did not have the benefit of an independent review and investigation of the type normally performed by an unaffiliated, independent underwriter in a public securities offering. Due diligence reviews typically include an independent investigation of the background of the company, any advisors and their respective affiliates, review of the offering documents and independent analysis of the plan of business and any underlying financial assumptions. Although ROCC performed a due diligence review and investigation of us in connection with the Business Combination, the lack of an independent due diligence review and investigation increases the risk of investment in us because it may not have uncovered facts that would be important to a potential investor.

In addition, because we did not become a public reporting company by means of a traditional underwritten initial public offering, security or industry analysts may not provide, or be less likely to provide, coverage of us. Investment banks may also be less likely to agree to underwrite secondary offerings on behalf of us than they might if we became a public reporting company by means of a traditional underwritten initial public offering, because they may be less familiar with us as a result of more limited coverage by analysts and the media. The failure to receive research coverage or support in the market for our Common Stock and Warrants could have an adverse effect on our ability to maintain a liquid market for our Common Stock and Warrants. See “—Risks Related to Our Common Stock and Warrants—If securities or industry analysts do not publish research or reports about us, or publish negative reports, our stock price and trading volume could decline.”

The obligations associated with being a public company involve significant expenses and require significant resources and management attention, which may divert from our business operations.

As a result of the Business Combination, we became subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting. As a result, we incur significant legal, accounting and other expenses that we did not previously incur. Our entire management team and many of our other employees will need to devote substantial time to compliance and may not effectively or efficiently manage our transition into a public company.

In addition, the need to establish the corporate infrastructure demanded of a public company may also divert management’s attention from implementing our business strategy, which could prevent us from improving our business, financial condition, cash flows and results of operations. We have made, and will continue to make, changes to our internal control over financial reporting, including information technology controls, and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures that we take may not be sufficient to satisfy our obligations as a public company. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition, cash flows and results of operations. In addition, we cannot predict or estimate the amount of additional costs we may incur to comply with these requirements. We anticipate that these costs will materially increase our general and administrative expenses.

These rules and regulations result in our incurring legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, or committees thereof, or as our executive officers.

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results or report them in a timely manner.

Upon consummation of the Business Combination, we became a public reporting company subject to the rules and regulations established from time to time by the SEC and Nasdaq. These rules and regulations will require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. Beginning with our second annual report following the Business Combination, we will be required to provide a management report on internal control over financial reporting. However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company,” as defined in the JOBS Act.

We may be unable to maintain the listing of our securities on Nasdaq in the future.

If we fail to meet the continued listing requirements and Nasdaq delists our Common Stock or Warrants, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our Common Stock and Warrants;
●	a limited amount of news and analyst coverage for us; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

Our substantial indebtedness could adversely affect our business, cash flows, financial condition and results of operations.

We entered into an amendment to the Senior Credit Facility to, among other things, increase the revolving credit commitment to $350 million which is expected to mature in October 2024.

Our substantial indebtedness could:

●	require us to dedicate a substantial portion of cash flow from operations to payments in respect of our indebtedness, thereby reducing the availability of cash flow to fund working capital, potential acquisition opportunities and other general corporate purposes;

●	increase the amount of interest that we have to pay, because most of our borrowings are at variable rates of interest, which will result in higher interest payments if interest rates increase and, if and when we are required to refinance any of our indebtedness, an increase in interest rates would also result in higher interest costs;
●	increase our vulnerability to adverse general economic or industry conditions;
●	require refinancing, which we may not be able to do on reasonable terms;
●	limit our flexibility in planning for, or reacting to, competition and/or changes in our business or the industry in which we operate;
●	limit our ability to borrow additional funds;
●	restrict us from making strategic acquisitions or necessary divestitures or otherwise exploiting business opportunities; and
●	place us at a competitive disadvantage compared to our competitors that have less debt and/or more financial resources.

In addition, despite our anticipated levels of indebtedness, we may be able to incur substantially more indebtedness under the Senior Credit Facility, which may increase the risks created by our indebtedness and could have a material adverse effect on our business, cash flows, financial condition and results of operations.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations will depend on our future operating performance and on economic, financial, competitive, legislative and other factors and any legal and regulatory restrictions on the payment of distributions and dividends to which we and our subsidiaries may be subject. Many of these factors may be beyond our control. There can be no assurance that our business will generate sufficient cash flow from operations, that currently anticipated operating improvements will be realized or that future borrowings will be available to us in an amount sufficient to enable us to satisfy our obligations under our indebtedness or to fund our other needs. If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay acquisitions, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of the Senior Credit Facility or any future debt agreements may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. Our inability to generate sufficient cash flow to satisfy our debt service or other obligations, or to refinance our indebtedness on commercially reasonable terms or at all, could have a material adverse effect on our business, cash flows, financial condition and results of operations.

Provisions in the Charter and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

The Charter requires that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery (the “Chancery Court”) of the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action, suit or proceeding brought on behalf of us, (ii) any action, suit or proceeding asserting a claim of breach of fiduciary duty owed by any of our directors, officers or stockholders to us or our stockholders, (iii) any action, suit or proceeding asserting a claim arising pursuant to the Delaware General Corporation Law, the Charter or the Bylaws, or (iv) any action, suit or proceeding asserting a claim governed by the internal affairs doctrine. In addition, subject to the provisions of the preceding sentence, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. If any action the subject matter of which is within the scope of the first sentence of this paragraph is filed in a court other than the courts in the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder will be deemed to have consented to (x) the personal jurisdiction of the state and federal courts in the State of Delaware in connection with any action brought in any such court to enforce the provisions of the first sentence of this paragraph, and (y) having service of process made upon such stockholder in any such action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder. Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock will be deemed to have notice of and to have consented to the forum provisions in the Charter. This forum selection clause may discourage claims or limit stockholders’ ability to submit claims in a judicial forum that they find favorable and may result in additional costs for a stockholder seeking to bring a claim. While we believe the risk of a court declining to enforce this forum selection clause is low, if a court were to determine this forum selection clause to be inapplicable or unenforceable in an action, we may incur additional costs in conjunction with our efforts to resolve the dispute in an alternative jurisdiction, which could have a negative impact on our business, cash flows, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Anti-takeover provisions contained in the Charter and the Bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

The Charter and the Bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our Common Stock and Warrants.

Risks Related to Intellectual Property and Data Security

Failure to obtain, maintain, protect and enforce our intellectual property rights could substantially harm our business, operating results and financial condition.

The success of our business depends on our ability to obtain, maintain, protect and enforce our trademarks, copyrights and other intellectual property rights. The measures that we take to obtain, maintain, protect and enforce our intellectual property rights, including, if necessary, litigation or proceedings before governmental authorities and administrative bodies, may be ineffective, expensive and time-consuming and, despite such measures, third parties may be able to obtain and use our intellectual property rights without our permission. Additionally, changes in law may be implemented, or changes in interpretation of such laws may occur, that may affect our ability to obtain, maintain, protect or enforce our intellectual property rights. Failure to obtain, maintain, protect or enforce our intellectual property rights could harm our brand or brand recognition and adversely affect our business, financial condition and results of operation.

We also in-license certain major trademarks for certain wholly-owned subsidiaries from third parties pursuant to perpetual, royalty-free license agreements that may be terminated by the licensor under certain circumstances, including our material breach of the terms of such license agreements. Upon any such termination, we may be required to either negotiate a new or reinstated agreement with less favorable terms or otherwise lose our rights to use the licensed trademarks.

Our involvement in intellectual property litigation could adversely affect our business, cash flows, financial condition and results of operations.

Our business is highly dependent upon intellectual property, an area that has encountered increased litigation in recent years. If we are alleged to infringe, misappropriate or otherwise violate the intellectual property rights of a third party, any litigation to defend the claim could be costly and would divert the time and resources of management, regardless of the merits of the claim and whether the claim is settled out of court or determined in our favor. There can be no assurance that we would prevail in any such litigation. If we were to lose a litigation relating to intellectual property, we could be forced to pay monetary damages and to cease using certain intellectual property or technologies. Any of the foregoing may adversely affect our business, cash flows, financial condition and results of operations.

Assertions or allegations, even if not true, that we have infringed or violated intellectual property rights could harm our reputation and business, cash flows, financial condition and results of operations.

Third parties, including artists, copyright owners and other online music platforms, have asserted, and may in the future assert, that we have infringed, misappropriated or otherwise violated their copyright or other intellectual property rights. As we face increasing competition globally, the possibility of intellectual property rights claims against us grows.

We also sublicense some of our licensed music content to other platforms. Our agreements with such third-party platforms typically require them to comply with the terms of the license and applicable copyright laws and regulations. However, there is no guarantee that the third-party platforms to which we sublicense our content will comply with the terms of their license arrangements or all applicable copyright laws and regulations. In the event of any breach or violation by such platforms, we may be held liable to the copyright owners for damages and be subject to legal proceedings as a result, in which case our reputation and business, cash flows, financial condition and results of operations may be materially and adversely affected.

In addition, music, internet, technology and media companies are frequently subject to litigation based on allegations of infringement, misappropriation, or other violations of intellectual property rights. Other companies in these industries may have larger intellectual property portfolios than we do, which could make us a target for litigation as we may not be able to assert counterclaims against parties that sue us for intellectual property infringement. Furthermore, from time to time, we may introduce new products and services, which could increase our exposure to intellectual property claims. It is difficult to predict whether assertions of third-party intellectual property rights or any infringement or misappropriation claims arising from such assertions will substantially harm our reputation and/or business, cash flows, financial condition and results of operations.

Digital piracy could adversely impact our business, cash flows, financial condition and results of operations.

A substantial portion of our revenue comes from the distribution of music, which is potentially subject to unauthorized consumer copying and widespread digital dissemination without an economic return to us, including as a result of “stream-ripping.” In its Engaging with Music 2021 report, the IFPI surveyed 43,000 people to examine the ways in which music consumers aged 16 to 64 engaged with recorded music across 21 countries. Of those surveyed, 30% had used illegal or unlicensed methods to listen to or download music, and 14% had used unlicensed social media platforms for music purposes, the leading form of music piracy. Organized industrial piracy may also lead to decreased revenues. The impact of digital piracy on legitimate music revenues and subscriptions is hard to quantify, but we believe that illegal file sharing and other forms of unauthorized activity, including stream manipulation, have a substantial negative impact on music revenues. If we fail to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor (or if judicial decisions are not in our favor), if we are unsuccessful in our efforts to lobby governments to enact and enforce stronger legal penalties for copyright infringement or if we fail to develop effective means of protecting and enforcing our intellectual property (whether copyrights or other intellectual property rights such as patents, trademarks and trade secrets) or our music entertainment-related products or services, our results of operations, financial position and prospects may suffer.

If we or our service providers do not maintain the security of information relating to our customers, employees and vendors and our music, security information breaches through cyber security attacks or otherwise could damage our reputation with customers, employees, vendors and artists, and we could incur substantial additional costs, become subject to litigation and our results of operations and financial condition could be adversely affected.

We receive certain personal information about our customers and potential customers, and we also receive personal information concerning our employees, artists and vendors. In addition, our online operations depend upon the secure transmission of confidential information over public networks.

We maintain security measures with respect to such information, but despite these measures, such information may still be vulnerable to security breaches by computer hackers and others that attempt to penetrate the security measures that we have in place. A compromise of our security systems (through cyber-attacks, which are rapidly evolving and sophisticated or otherwise) that results in personal information being obtained by unauthorized persons or other bad acts could adversely affect our reputation with our customers, potential customers, employees, artists and vendors, as well as our business, cash flows, financial condition and results of operations, and could result in litigation against us or the imposition of governmental penalties. Unauthorized persons have also attempted to redirect payments to or from us. If any such attempt were successful, we could lose and fail to recover the redirected funds, which loss could be material. We may also be subject to cyber-attacks that target our music, including not-yet-released music. The theft and premature release of this music may adversely affect our reputation with current and potential artists and adversely impact our business, cash flows, financial condition and results of operations. In addition, a security breach could require that we expend significant additional resources related to our information security systems and could result in a disruption of our business operations.

We increasingly rely on third-party data storage providers, including cloud storage solution providers, resulting in less direct control over our data. Such third parties may also be vulnerable to security breaches and compromised security systems, which could adversely affect our business, cash flows, financial condition and results of operations.

Evolving laws and regulations concerning data privacy may result in increased regulation and different industry standards, which could increase the costs of operations or limit our activities.

We engage in a wide array of online activities and are thus subject to a broad range of related laws and regulations including, for example, those relating to privacy, consumer protection, data retention and data protection, online behavioral advertising, geo-location tracking, text messaging, e-mail advertising, mobile advertising, content regulation, defamation, age verification, the protection of children online, social media and other Internet, mobile and online-related prohibitions and restrictions. The regulatory framework for privacy and data security issues worldwide has become increasingly burdensome and complex and is likely to continue to be so for the foreseeable future. Practices regarding the collection, use, storage, transmission, security and disclosure of personal information by companies operating over the Internet and mobile platforms are receiving ever-increasing public and governmental scrutiny. The U.S. government, including Congress, the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for even greater regulation for the collection of information concerning consumer behavior on the Internet and mobile platforms, including regulation aimed at restricting certain targeted advertising practices, the use of location data and disclosures of privacy practices in the online and mobile environments, including with respect to online and mobile applications. State governments are engaged in similar legislative and regulatory activities. In addition, privacy and data security laws and regulations around the world are being implemented rapidly and evolving. These new and evolving laws (including the European Union General Data Protection Regulation effective on May 25, 2018 and the California Consumer Privacy Act effective on January 1, 2020) are likely to result in greater compliance burdens for companies with global operations. Globally, many government and consumer agencies have also called for new regulation and changes in industry practices with respect to information collected from consumers, electronic marketing and the use of third-party cookies, web beacons and similar technology for online behavioral advertising.

The Federal Trade Commission adopted certain revisions to its rule promulgated pursuant to the Children’s Online Privacy Protection Act of 1998, as amended (“COPPA”), effective as of July 1, 2013, that may impose greater compliance burdens on us. COPPA imposes a number of obligations, such as obtaining verifiable parental permission on operators of websites, apps and other online services to the extent they collect certain information from children who are under 13 years of age. The changes broaden the applicability of COPPA, including by expanding the definition of “personal information” subject to the rule’s parental consent and other obligations.

Our business, including our ability to operate and expand internationally, could be adversely affected if laws or regulations are adopted, interpreted or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices. Therefore, our business could be harmed by any significant change to applicable laws, regulations or industry practices regarding the collection, use or disclosure of customer data, or regarding the manner in which the express or implied consent of consumers for such collection, use and disclosure is obtained. Such changes may require us to modify our operations, possibly in a material manner, and may limit our ability to develop new products, services, mechanisms, platforms and features that make use of data regarding our customers and potential customers. Any actual or alleged violations of laws and regulations relating to privacy and data security, and any relevant claims, may expose us to potential liability, fines and may require us to expend significant resources in responding to and defending such allegations and claims, regardless of merit. Claims or allegations that we have violated laws and regulations relating to privacy and data security could also result in negative publicity and a loss of confidence in us.

We face a potential loss of catalog to the extent that our recording artists have a right to recapture rights in their recordings under the U.S. Copyright Act.

The U.S. Copyright Act provides authors (or their heirs) a right to terminate U.S. licenses or assignments of rights in their copyrighted works in certain circumstances. This right does not apply to works that are “works made for hire.” Since the enactment of the Sound Recordings Act of 1971, as amended, which first accorded federal copyright protection for sound recordings in the United States, virtually all of our agreements with recording artists provide that such recording artists render services under a work-made-for-hire relationship. A termination right exists under the U.S. Copyright Act for U.S. rights in musical compositions that are not “works made for hire.” If any of our commercially available sound recordings were determined not to be “works made for hire,” then the recording artists (or their heirs) could have the right to terminate the U.S. federal copyright rights they granted to us, generally during a five-year period starting at the end of 35 years from the date of release of a recording under a post-1977 license or assignment (or, in the case of a pre-1978 grant in a pre-1978 recording, generally during a five-year period starting at the end of 56 years from the date of copyright). A termination of U.S. federal copyright rights could have an adverse effect on our Recorded Music business. From time to time, authors (or their heirs) have the opportunity to terminate our U.S. rights in musical compositions. We believe the effect of any potential terminations is already reflected in the financial results of our business.

Risks Related to Our Common Stock and Warrants

The market price of our Common Stock and Warrants is likely to be highly volatile, and you may lose some or all of your investment.

The market price of our Common Stock and Warrants may be highly volatile and may be subject to wide fluctuations in response to a variety of factors, including the following:

●	the impact of the COVID-19 pandemic on our business, cash flows, financial condition and results of operations;
●	our quarterly or annual earnings or those of other companies in our industry compared to market expectations;
●	the size of our public float;
●	our inability to maintain the listing of our Common Stock and Warrants on Nasdaq;
●	our inability to recognize the anticipated benefits of the Business Combination, which may be affected by, among others, competition, our ability to grow and manage growth profitably and retain our key employees;
●	coverage by or changes in financial estimates by securities or industry analysts or failure to meet their expectations;
●	changes in accounting standards, policies, guidance, interpretations or principles;
●	changes in senior management or key personnel;
●	changes in applicable laws or regulations;

●	risks relating to the uncertainty of our projected financial information;
●	risks related to the organic and inorganic growth of our business and the timing of expected business milestones; and
●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political, regulatory and market conditions, may negatively affect the market price of our Common Stock and Warrants, regardless of our actual operating performance.

We have Warrants outstanding that are exercisable for our Common Stock, which, if exercised, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of March 31, 2022, our outstanding Warrants included 5,750,000 publicly-traded warrants (the “Public Warrants”), which were issued during ROCC’s initial public offering on December 15, 2020, and 137,500 warrants sold in a private placement to ROCC’s sponsor (the “Private Warrants”). Each whole Warrant entitles the registered holder to purchase one whole share of Common Stock at a price of $11.50 per share. To the extent such Warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants may be exercised could adversely affect the prevailing market price of our Common Stock.

We may redeem unexpired Warrants prior to their exercise at a time that is disadvantageous to you, thereby making the Warrants worthless.

We have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrant, provided that the closing price of our Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending three business days before we send the notice of redemption to the registered holders. If we call the Public Warrants for redemption, our management will have the option to require all holders that wish to exercise the Public Warrants to do so on a cashless basis. In addition, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the Public Warrants as set forth above even if the holders are otherwise unable to exercise such Public Warrants. Redemption of the outstanding Public Warrants could force you to (i) exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants or (iii) accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, may be substantially less than the market value of your Warrants. The Private Warrants are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by us and exercisable by such holders on the same basis as the Public Warrants.

Due to the nature of our business, our results of operations, cash flows and the trading price of our Common Stock and Warrants may fluctuate significantly from period to period.

Our results of operations are affected by the amount and quality of music that we release, the number of releases that include musical compositions published by us, timing of release schedules and, more importantly, the consumer demand for these releases. We also make advance payments to songwriters and artists, which impact our results of operations and operating cash flows. The timing of releases and advance payments is largely based on business and other considerations and is made without regard to the impact of the timing of the release on our financial results. In addition, certain of our license agreements with digital music services contain minimum guarantees and/or require that we are paid minimum guarantee payments. Our results of operations and cash flows in any reporting period may be materially affected by the timing of releases and advance payments and minimum guarantees, which may result in significant fluctuations from period to period, which may have an adverse impact on the price of our Common Stock or Warrants.

Volatility in our stock price could subject us to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business, cash flows, financial condition and results of operations.

If securities or industry analysts do not publish research or reports about us, or publish negative reports, our stock price and trading volume could decline.

The trading market for our Common Stock and Warrants will depend, in part, on the research and reports that securities or industry analysts publish about us. We do not have any control over these analysts. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover us downgrade our Common Stock or Warrants or change their opinion, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

As a result of our Business Combination with a special purpose acquisition company, regulatory obligations may impact us differently than other publicly traded companies.

On July 28, 2021, we consummated the Business Combination, pursuant to which we became a publicly traded company. As a result of this transaction, regulatory obligations have, and may continue, to impact us differently than other publicly traded companies. For instance, the SEC and other regulatory agencies may issue additional guidance or apply further regulatory scrutiny to companies like us that have completed a business combination with a special purpose acquisition company. Managing this regulatory environment, which has and may continue to evolve, could divert management’s attention from the operation of our business, negatively impact our ability to raise additional capital when needed, or have an adverse effect on the price of our Common Stock and Warrants.

Because we do not anticipate paying any cash dividends in the foreseeable future, capital appreciation, if any, would be your sole source of gain.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, capital appreciation, if any, of our Common Stock or Warrants would be your sole source of gain on an investment in our Common Stock or Warrants for the foreseeable future.

The future sales of shares by our stockholders and future exercise of registration rights may adversely affect the market price of our Common Stock and Warrants.

Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our Common Stock in the public market, the market price of our Common Stock could decline.

The holders of the Founder Shares are entitled to registration rights pursuant to a registration rights agreement entered into in connection with the IPO. The holders of the majority of these securities are entitled to make up to three demands that we register such securities. The holders of the majority of the Founder Shares, the Private Units and any working capital loans made to us are entitled to make up to two demands that we register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which the Founder Shares are to be released from escrow. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of the Business Combination. The presence of these additional Founder Shares trading in the public market may have an adverse effect on the market price of our Common Stock.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our Common Stock or Warrants less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (i)(x) December 15, 2025, (y) the date on which we have total annual gross revenue of at least $1.07 billion, or (z) the date on which we are deemed to be a large accelerated filer, which means the market value of shares of our Common Stock and Warrants that are held by non-affiliates exceeds $700 million as of the prior September 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in this Annual Reporting on Form 10-K and other periodic reports and proxy statements.

We cannot predict if investors will find our Common Stock or Warrants less attractive because we may rely on these exemptions. If some investors find our Common Stock or Warrants less attractive as a result, there may be a less active trading market for our Common Stock and Warrants and their market prices may be more volatile.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.Properties

Our corporate headquarters are located in New York City at 75 Varick Street, 9th Floor, New York, NY and consist of 6,022 square feet of leased office space under a lease that expires on October 31, 2022. In April 2022, the Company entered into an agreement for its new headquarter office facility consisting of 12,470 square feet of leased office space at 200 Varick Street, Suite 801A, New York, NY (the “New HQ Lease”). Pursuant to the New HQ Lease agreement, the lease is estimated to commence during the Company’s third or fourth quarter of the fiscal year ending March 31, 2023 and consists of a 130-month lease term. We also occupy other office space domestically in Nashville, Tennessee and Los Angeles, California and occupy office space internationally in Toronto, London and Abu Dhabi.

Our office space is leased under operating leases. We believe that our facilities are adequate to meet our needs for the immediate future and that suitable additional space will be available to accommodate any expansion of our operations as needed.

Item 3.Legal Proceedings

We are subject to claims and contingencies in the normal course of business. We believe that losses resulting from these matters that existed at March 31, 2022, if any, would not have a material adverse effect on the financial position, results of operations or cash flows of the Company. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.

See Note 17, “Contingencies and Commitments,” to the accompanying consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of our Annual Report for more information on certain legal proceedings.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Stockholders

Our Common Stock is traded on The Nasdaq Stock Market LLC (the “Nasdaq”) under the symbol “RSVR” since July 29, 2021. Our Warrants to purchase one share of Common Stock, each at an exercise price of $11.50 per share trades on the Nasdaq under the symbol “RSVRW” as of the same date. Prior to that date, and before the completion of the Business Combination with ROCC, the units, common stock and warrants of ROCC traded on the Nasdaq under the ticker symbols “ROCCU” “ROCC” and “ROCCW,” respectively.

On June 13, 2022, there were 18 registered holders of record of our Common Stock and Warrants. This does not include the number of stockholders who hold our Common Stock and Warrants through banks, brokers, and other financial institutions.

Dividend Policy

Our ability to pay dividends is restricted by the Senior Credit Facility. We have not paid any dividends to date and have no plans to do so in the immediate future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to potentially repay any indebtedness and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board, subject to compliance with covenants in current and future agreements governing our and our subsidiaries’ indebtedness, and will depend on our results of operations, financial condition, capital requirements and other factors that our Board may deem relevant.

Recent Sales of Unregistered Equity Securities

There have been no other unregistered sales of equity securities during the year ended March 31, 2022, which have not been previously disclosed on a Current Report on Form 8-K.

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Reservoir Media, Inc.’s financial condition and results of operations should be read in conjunction with Reservoir Media, Inc.’s consolidated financial statements, including the accompanying notes thereto contained elsewhere in this Annual Report on Form 10-K (this “Annual Report”). Certain statements contained in the discussion and analysis set forth below include forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Unless the context otherwise requires, the terms “we,” “us,” “our,” the “Company” and “Reservoir” refer collectively to Reservoir Media, Inc. and its consolidated subsidiaries.

As disclosed in Note 19, “Correction of Prior Period Errors” to our consolidated financial statements, the Company’s consolidated financial statements as of and for the fiscal year ended March 31, 2021, have been revised to give effect to the correction of certain accounting errors identified during the current fiscal year-end financial reporting process. As a result, the Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations set forth below has been revised to give effect to the correction of these errors.

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

This management’s discussion and analysis of financial condition and results of operations is organized as follows:

●	Business Overview––This section provides a general description of our business, as well as a discussion of factors that we believe are important in understanding our results of operations and comparability and in anticipating future trends.
●	Results of Operations––This section provides an analysis of our consolidated and operating segment results of operations for the fiscal years ended March 31, 2022 and March 31, 2021.
●	Liquidity and Capital Resources––This section provides an analysis of our cash flows for the fiscal years ended March 31, 2022 and March 31, 2021, as well as a discussion of our liquidity and capital resources as of March 31, 2022. The discussion of our liquidity and capital resources includes recent debt financings and a summary of the key debt covenant compliance measures under our debt agreement.
●	Critical Accounting Policies––This section identifies those accounting policies that are considered important to our results of operations and financial condition, require significant judgement and/or involve significant management estimates. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2, “Significant Accounting Policies” to our consolidated financial statements as of March 31, 2022 and for the fiscal years ended March 31, 2022 and 2021.

Our fiscal year ends on March 31. Unless otherwise noted, all references to Fiscal 2022 represent the fiscal year ended March 31, 2022 and all references to Fiscal 2021 represent the fiscal year ended March 31, 2021.

Business Overview

We are an independent music company operating in music publishing and recorded music. We represent over 140,000 copyrights in our publishing business and over 36,000 master recordings in our recorded music business. Both of our business areas are populated with hit songs dating back to the early 1900s representing an array of artists across genre and geography. Consistent with how we classify and operate our business, our company is organized in two operating and reportable segments: Music Publishing and Recorded Music. A brief description of each segment’s operations is presented below.

Music Publishing Segment

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

Recorded Music Segment

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

Our Current Artist and Catalog recorded music businesses are both primarily handled by our Chrysalis Records label based in London and our Tommy Boy record label based in New York City. In the United States, we also manage some select Catalog recorded music under our Philly Groove Records and Reservoir Records labels. We also own income participation interests in recordings by The Isley Brothers, The Commodores, Wisin and Yandel, Alabama and Travis Tritt, and an interest in the Loud Records catalog containing recordings by the Wu Tang Clan. Our core Catalog includes recordings under the Chrysalis Records label by artists such as Sinéad O’Connor, The Specials, Generation X and The Waterboys, as well as recordings under the Tommy Boy record label by artists such as De La Soul, Coolio, House of Pain, Naughty By Nature and Queen Latifah.

Our Current Artist and Catalog recorded music distribution is handled by a network of distribution partners. Chrysalis Records Catalog releases are distributed through AWAL while our Chrysalis Records Current Artist releases are distributed through PIAS. Tommy Boy Music Catalog releases are distributed via our membership with MERLIN, AMPED and other partners.

Through our distribution network, our music is being sold in physical retail outlets as well as in physical form to online physical retailers, such as amazon.com, and distributed in digital form to an expanding universe of digital partners, including streaming services such as Amazon, Apple, Deezer, SoundCloud, Spotify, Tencent Music Entertainment Group and YouTube, radio services such as iHeart Radio and SiriusXM, and download services. We also license music digitally to fitness platforms such as Apple Fitness+, Equinox, Hydrow and Peloton and social media outlets, such as Facebook, Instagram, Snapchat, TikTok and Triller.

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

The Business Combination was accounted for as a reverse capitalization. Under this method of accounting, ROCC was treated as the “acquired” company for accounting purposes, and the Business Combination was accounted as the equivalent of RHI issuing stock for the net assets of ROCC, accompanied by a recapitalization. RHI is deemed to be the accounting predecessor of the combined business and the successor SEC registrant, meaning that RHI’s financial statements for previous periods will be disclosed in future periodic reports filed with the SEC. See Note 3, “Business Combination and PIPE Investment” to the accompanying consolidated financial statements for additional information with respect to the Business Combination and related transactions.

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

Factors Affecting Results of Operations and Comparability

Throughout our history, we have constantly acquired new assets and subsidiaries and signed new writers and more recently new recording artists. These investing activities have had the largest impact on our growth over time. We have also invested in our operations to create a platform for the Music Publishing and Recorded Music segments to scale and grow. The most significant acquisitions of size during Fiscal 2022 and Fiscal 2021 were as follows:

●	On June 2, 2021, we acquired, through a membership interest purchase agreement, Tommy Boy Music, LLC (“Tommy Boy”), a 40-year-old record label, which included a diverse catalog of primarily recorded music rights and some music publishing rights (the “Tommy Boy Acquisition”).
●	On April 13, 2020, we acquired, through an asset purchase agreement, all of the music assets of three entities doing business as Shapiro, Bernstein & Co., a century old U.S. music publishing company, which included a diverse catalog of primarily music publishing rights and some ancillary rights. The investment also included the acquisition, through a share purchase agreement, of Shapiro, Bernstein & Co. Limited, a U.K. company, which enabled us to take advantage of its at-source network of collections across Europe.

Use of Non-GAAP Financial Measures

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”). However, this Management’s Discussion and Analysis of Financial Condition and Results of Operations also contains certain non-GAAP financial measures to assist readers in understanding our performance. Non-GAAP financial measures either exclude or include amounts that are not reflected in the most directly comparable measure calculated and presented in accordance with GAAP. Where non-GAAP financial measures are used, we have provided the most directly comparable measures calculated and presented in accordance with U.S. GAAP, a reconciliation to GAAP measures and a discussion of the reasons why management believes this information is useful to it and may be useful to investors.

Results of Operations

Income Statement

Our income statement was composed of the following amounts (in thousands):

			Fiscal 2022
			vs. Fiscal 2021
	Fiscal	Fiscal
	2022	2021	$ Change	% Change
Revenues	$107,840	$80,246	$27,595	34%
Costs and expenses:
Cost of revenue	44,186	32,854	11,331	34%
Amortization and depreciation	19,022	14,077	4,945	35%
Administration expenses	25,279	14,986	10,293	69%
Total costs and expenses	88,487	61,918	26,569	43%

Operating income	19,353	18,328	1,025	6%

Interest expense	(10,871)	(8,972)	(1,899)	21%
Gain (loss) on foreign exchange	331	(911)	1,241	(136)%
Gain on fair value of swaps	8,558	2,988	5,570	186%
Interest and other income	11	13	(3)	(21)%
Income before income taxes	17,382	11,446	5,935	52%
Income tax expense	4,253	2,147	2,107	98%
Net income	13,128	9,300	3,829	41%
Net income attributable to noncontrolling interests	(52)	(47)	(5)	11%
Net income attributable to Reservoir Media, Inc.	$13,077	$9,253	$3,824	41%

Revenues

Our revenues were composed of the following amounts (in thousands):

			Fiscal 2022
			vs. Fiscal 2021
	Fiscal	Fiscal
	2022	2021	$ Change	% Change
Revenue by Type
Performance	$15,557	$16,319	$(762)	(5)%
Digital	37,419	34,842	2,576	7%
Mechanical	3,189	2,998	191	6%
Synchronization	13,185	9,322	3,863	41%
Other	7,721	2,592	5,129	198%
Total Music Publishing	77,071	66,074	10,997	17%

Digital	18,381	7,271	11,110	153%
Physical	6,366	3,855	2,511	65%
Synchronization	2,633	452	2,182	483%
Neighboring rights	2,131	1,501	629	42%
Total Recorded Music	29,511	13,079	16,432	126%

Other revenue	1,259	1,092	166	15%
Total Revenue	$107,840	$80,246	$27,595	34%

			Fiscal 2022
			vs. Fiscal 2021
	Fiscal	Fiscal
	2022	2021	$ Change	% Change
Revenue by Geographical Location
U.S. Music Publishing	$39,765	$34,008	$5,757	17%
U.S. Recorded Music	16,014	4,600	11,415	248%
U.S. Other Revenue	1,259	1,092	166	15%
Total U.S.	57,038	39,699	17,338	44%
International Music Publishing	37,306	32,067	5,239	16%
International Recorded Music	13,497	8,480	5,017	59%
Total International	50,803	40,546	10,256	25%
Total Revenue	$107,840	$80,246	$27,595	34%

Revenues

Total revenues increased by $27,595 thousand, or 34%, during Fiscal 2022 compared to Fiscal 2021, driven by a 17% increase in Music Publishing revenue and a 126% increase in Recorded Music revenue. Music Publishing revenues represented 71% and 82% of total revenues for Fiscal 2022 and Fiscal 2021, respectively. Recorded Music revenues represented 27% and 16% of total revenues for Fiscal 2022 and Fiscal 2021, respectively. U.S. and international revenues represented 53% and 47%, respectively of total revenues for Fiscal 2022. U.S. and international revenues represented 49% and 51%, respectively of total revenues Fiscal 2021. The shift in mix between Music Publishing and Recorded Music and the shift in geographic mix are both primarily attributable to the Tommy Boy Acquisition.

Total digital revenues increased by $13,686 thousand, or 32%, during Fiscal 2022 compared to Fiscal 2021. Total digital revenues represented 52% of consolidated revenues for Fiscal 2022 and Fiscal 2021.

Music Publishing revenues increased by $10,997 thousand, or 17%, during Fiscal 2022 compared to Fiscal 2021. This increase in Music Publishing revenue was mainly driven by acquisitions of catalogs and revenue from the existing catalog, which led to increases in synchronization revenue, mechanical revenue and digital revenue. Additionally, other revenues increased, driven primarily by the launch of a rights management subsidiary in the Middle East. These increases were partially offset by a decrease in performance revenue.

On a geographic basis, U.S. Music Publishing revenues represented 52% of total Music Publishing revenues for Fiscal 2022 compared to 51% for Fiscal 2021. International Music Publishing revenues represented 48% of total Music Publishing revenues for Fiscal 2022 compared to 49% for Fiscal 2021.

Recorded Music revenues increased by $16,432 thousand, or 126%, during Fiscal 2022 compared Fiscal 2021. This increase in Recorded Music revenue was driven in part by the acquisition of Tommy Boy in June 2021, which contributed $10,799 thousand to Recorded Music revenue during Fiscal 2022. Digital revenue increased by $11,110 thousand primarily due to the acquisition of Tommy Boy and due to the continued growth at music streaming services. Increases in physical revenue and neighboring rights revenue were also primarily due to the acquisition of Tommy Boy. The $2,182 thousand increase in synchronization revenue was primarily due to the acquisition of Tommy Boy and the recovery in the film and television industry from the impacts of the COVID-19 pandemic.

On a geographic basis, U.S. Recorded Music revenues represented 54% of total Recorded Music revenues for Fiscal 2022 compared to 35% for Fiscal 2021. International Recorded Music revenues represented 46% of total Recorded Music revenues for Fiscal 2022 compared to 65% for Fiscal 2021. This shift in Recorded Music geographic mix was driven primarily by the acquisition of Tommy Boy.

Cost of Revenues

Our cost of revenues was composed of the following amounts (in thousands):

			Fiscal 2022
			vs. Fiscal 2021
	Fiscal	Fiscal
	2022	2021	$ Change	% Change
Writer royalties and other publishing costs	$35,475	$28,991	$6,484	22%
Artist royalties and other recorded music costs	8,711	3,863	4,848	125%
Total cost of revenue	$44,186	$32,854	$11,332	34%

Cost of revenues increased by $11,332 thousand, or 34%, during Fiscal 2022 compared Fiscal 2021. Cost of revenues as a percentage of revenues was 41% for Fiscal 2022 and Fiscal 2021, reflecting a small margin decrease for Music Publishing, as described below, which was offset by an increase in the relative weight of Recorded Music as a percentage of total revenue and an increase in Other revenue.

Writer royalties and other publishing costs for the Music Publishing segment increased by $6,484 thousand, or 22%, during Fiscal 2022 compared Fiscal 2021. Writer royalties and other publishing costs as a percentage of Music Publishing revenues increased to 46% for Fiscal 2022 from 44% for Fiscal 2021. The decrease in margins was due to the change in the mix of earnings by type and songwriting clients with their specific contractual royalty rates being applied to the revenues.

Artist royalties and other recorded music costs for the Recorded Music segment increased by $4,848 thousand, or 125%, during Fiscal 2022 compared to Fiscal 2021. This increase was due primarily to increased revenue from the acquisition of Tommy Boy. Artist royalties and other recorded music costs as a percentage of Recorded Music revenues was 30% for Fiscal 2022 and Fiscal 2021.

Amortization and Depreciation

Our amortization and depreciation expenses are composed of the following amounts (in thousands):

			Fiscal 2022
			vs. Fiscal 2021
	Fiscal	Fiscal
	2022	2021	$ Change	% Change
Music Publishing amortization and depreciation	$13,769	$11,749	$2,020	17%
Recorded Music amortization and depreciation	5,155	2,222	2,933	132%
Other amortization and depreciation	98	106	(8)	(8)%
Total amortization and depreciation	$19,022	$14,077	$4,945	35%

Amortization and depreciation expense increased by $4,945 thousand, or 35%, during Fiscal 2022 compared to Fiscal 2021, driven by increases in both the Music Publishing and Recorded Music segments. Music Publishing amortization and depreciation expense increased by $2,020, or 17%, during Fiscal 2022 compared to Fiscal 2021, primarily due to the acquisition of additional music catalogs. Recorded Music amortization and depreciation increased by $2,933, or 132%, during Fiscal 2022 compared to Fiscal 2021, primarily due to Tommy Boy.

Administration Expenses

Our administration expenses are composed of the following amounts (in thousands):

			Fiscal 2022
			vs. Fiscal 2021
	Fiscal	Fiscal
	2022	2021	$ Change	% Change
Music Publishing administration expenses	$17,096	$10,055	$7,041	70%
Recorded Music administration expenses	7,259	4,207	3,052	73%
Other administration expenses	924	724	200	28%
Total administration expenses	$25,279	$14,986	$10,293	69%

Total administration expenses increased by $10,293 thousand, or 69%, during Fiscal 2022 compared to Fiscal 2021, reflecting increases in both the Music Publishing and Recorded Music segments. Expressed as a percentage of revenues, administration expenses increased to 23% for Fiscal 2022 from 19% for Fiscal 2021, due to administration expenses associated with being a public company, an increase in share-based compensation expense and increased costs related to establishing a U.S. Recorded Music platform due to the acquisition of Tommy Boy.

Music Publishing administration expenses increased by $7,041 thousand, or 70%, during Fiscal 2022 compared to Fiscal 2021. Expressed as a percentage of revenues, Music Publishing administration expenses increased to 22% for Fiscal 2022 from 15% for Fiscal 2021, driven primarily by new administration expenses associated with being a public company and increased costs related to acquisitions.

Recorded Music administration expenses increased by $3,052 thousand, or 73%, during Fiscal 2022 compared to Fiscal 2021, primarily due to increases at Chrysalis Records and the acquisition of Tommy Boy. Expressed as a percentage of revenue, Recorded Music administration expenses decreased to 25% for Fiscal 2022 from 32% for Fiscal 2021, primarily due to taking advantage of operating leverage on the Recorded Music platform, partially offset by new administration expenses associated with being a public company.

Interest Expense

Interest expense increased by $1,899 thousand, or 21%, during Fiscal 2022 compared to Fiscal 2021. This increase was primarily driven by increased debt balances due to use of funds in catalog and business acquisitions and writer signings, partially offset by lower interest rates due to a decline in LIBOR rates as well as the result of refinancing transactions, the impact of which was in turn partially offset by interest rate swap hedges. Our credit agreement provides for the transition from LIBOR as the index rate to SOFR once LIBOR is discontinued. We do not expect a negative impact on interest expense as a result of the transition..

Gain (Loss) on Foreign Exchange

Gain on foreign exchange was $331 thousand for Fiscal 2022 compared to a loss on foreign exchange of $911 thousand for Fiscal 2021. This change was due to fluctuations in the two foreign currencies we are directly exposed to, namely British pound sterling and euro.

Gain on Fair Value of Swaps

Gain on fair value of swaps increased by $5,570 thousand during Fiscal 2022 compared to Fiscal 2021. This change was due to a rising forward yield curve for LIBOR and the marking to market of our interest rate swap hedges.

Income Tax Expense

Income tax expense increased by $2,107 thousand, or 98%, during Fiscal 2022 compared to Fiscal 2021. The effective income tax rate during Fiscal 2022 was 24.5% compared to 18.8% during Fiscal 2021. The increase in the effective income tax rate was driven primarily by changes in the mix of income from multiple tax jurisdictions.

Net Income

Net income increased by $3,829 thousand, or 41%, during Fiscal 2022 compared to Fiscal 2021, driven primarily by a $5,570 increase in gain on fair value of swaps, a $1,241 thousand increase in gain on foreign exchange and a $1,025 thousand increase in operating income as a result of company growth, partially offset by costs of being a public company. These factors were partially offset by a $1,899 thousand increase in interest expense and $2,107 increase in income tax expense.

Non-GAAP Reconciliations

We use certain financial information, such as OIBDA, OIBDA Margin, EBITDA, Adjusted EBITDA and Pro Forma Adjusted EBITDA, which are non-GAAP financial measures, which means they have not been prepared in accordance with U.S. GAAP. Reservoir’s management uses these non-GAAP financial measures to evaluate our operations, measure its performance and make strategic decisions. We believe that the use of these non-GAAP financial measures provides useful information to investors and others in understanding our results of operations and trends in the same manner as our management and in evaluating our financial measures as compared to the financial measures of other similar companies, many of which present similar non-GAAP financial measures. However, these non-GAAP financial measures are subject to inherent limitations as they reflect the exercise of judgments by our management about which items are excluded or included in determining these non-GAAP financial measures and, therefore, should not be considered as a substitute for net income, operating income or any other operating performance measures calculated in accordance with GAAP. Using such non-GAAP financial measures in isolation to analyze our business would have material limitations because the calculations are based on the subjective determination of our management regarding the nature and classification of events and circumstances. In addition, although other companies in our industry may report measures titled OIBDA, OIBDA margin and Adjusted EBITDA, or similar measures, such non-GAAP financial measures may be calculated differently from how we calculate such non-GAAP financial measures, which reduces their overall usefulness as comparative measures. Because of these limitations, such non-GAAP financial measures should be considered alongside other financial performance measures and other financial results presented in accordance with GAAP. Reconciliations of OIBDA to operating income and EBITDA and Adjusted EBITDA to net income are provided below.

We consider operating income (loss) before non-cash depreciation of tangible assets and non-cash amortization of intangible assets (“OIBDA”) to be an important indicator of the operational strengths and performance of our businesses and believe this non-GAAP financial measure provides useful information to investors because it removes the significant impact of amortization from our results of operations and represents our measure of segment income. However, a limitation of the use of OIBDA as a performance measure is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses and other non-operating income (loss). Accordingly, OIBDA should be considered in addition to, not as a substitute for, operating income, net income attributable to us and other measures of financial performance reported in accordance with GAAP. In addition, our definition of OIBDA may differ from similarly titled measures used by other companies. OIBDA Margin is defined as OIBDA as a percentage of revenue.

EBITDA is defined as earnings (net income or loss) before net interest expense, income tax (benefit) expense, non-cash depreciation of tangible assets and non-cash amortization of intangible assets and is used by management to measure operating performance of the business. Adjusted EBITDA is defined as EBITDA further adjusted to exclude items or expenses such as, among others, (1) any non-cash charges (including any impairment charges), (2) any net gain or loss on foreign exchange, (3) any net gain or loss resulting from interest rate swaps, (4) equity-based compensation expense and (5) certain unusual or non-recurring items. Adjusted EBITDA is a key measure used by our management to understand and evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. However, certain limitations on the use of Adjusted EBITDA include, among others, (1) it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenue for our business, (2) it does not reflect the significant interest expense or cash requirements necessary to service interest or principal payments on our indebtedness and (3) it does not reflect every cash expenditure, future requirements for capital expenditures or contractual commitments. In particular, Adjusted EBITDA measure adds back certain non-cash, unusual or non-recurring charges that are deducted in calculating net income; however, these are expenses that may recur, vary greatly and are difficult to predict. In addition, Adjusted EBITDA is not the same as net income or cash flow provided by operating activities as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.

Pro Forma Adjusted EBITDA is defined as Adjusted EBITDA plus the pro forma EBITDA of assets acquired in the previous four quarters representing the earnings of those assets for the portion of the prior four quarters before the Company’s acquisition of such assets. This is the measurement defined in the Company’s credit agreement. The Company believes that including the supplemental adjustments that are made to calculate Pro Forma Adjusted EBITDA provides additional information to investors about the Company’s ability to comply with its financial covenants as well as providing meaningful information about the historic earnings of acquired assets. Pro Forma Adjusted EBITDA is not defined by GAAP. Pro Forma Adjusted EBITDA is not a measure of financial condition, liquidity or profitability, and should not be considered as an alternative to net income determined in accordance with GAAP or operating cash flows determined in accordance with GAAP. Additionally, Pro Forma Adjusted EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not take into account certain items such as interest and principal payments on our indebtedness, depreciation and amortization expense (because the Company uses capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue), working capital needs, tax payments (because the payment of taxes is part of our operations, it is a necessary element of our costs and ability to operate), non-recurring expenses and capital expenditures.

Reconciliation of Operating Income to OIBDA

We use OIBDA as our primary measure of financial performance. The following table reconciles operating income to OIBDA (in thousands):

	Consolidated
			Fiscal 2022
			vs. Fiscal 2021
	Fiscal	Fiscal
	2022	2021	$ Change	% Change
Operating income	$19,353	$18,328	$1,025	6%
Amortization and depreciation expenses	19,022	14,077	4,945	35%
OIBDA	$38,375	$32,405	$5,970	18%

OIBDA Margin	36%	40%

	Music Publishing
			Fiscal 2022
			vs. Fiscal 2021
	Fiscal	Fiscal
	2022	2021	$ Change	% Change
Operating income	$10,731	$15,279	$(4,548)	(30)%
Amortization and depreciation expenses	13,769	11,749	2,020	17%
OIBDA	$24,500	$27,028	$(2,528)	(9)%

OIBDA Margin	32%	41%

	Recorded Music
			Fiscal 2022
			vs. Fiscal 2021
	Fiscal	Fiscal
	2022	2021	$ Change	% Change
Operating income	$8,386	$2,787	$5,599	201%
Amortization and depreciation expenses	5,155	2,222	2,933	132%
OIBDA	$13,541	$5,009	$8,532	170%

OIBDA Margin	46%	38%

OIBDA

Consolidated OIBDA increased by $5,970 thousand, or 18%, during Fiscal 2022 compared to Fiscal 2021, driven by a 170% increase in Recorded Music OIBDA, partially offset by a 9% decrease in Music Publishing OIBDA. Expressed as a percentage of revenue, OIBDA Margin decreased to 36% for Fiscal 2022 from 40% for Fiscal 2021, primarily because of increased overhead associated with being a public company and increased costs related to acquisitions.

Music Publishing OIBDA decreased $2,528 thousand, or 9%, during Fiscal 2022 compared to Fiscal 2021. Expressed as a percentage of revenue, Music Publishing OIBDA Margin decreased to 32% in Fiscal 2022 from 41% in Fiscal 2021. The decreases in Music Publishing OIBDA and OIBDA Margin reflect increases in administration expenses associated with being a public company and writers’ royalties and other publishing costs as a percentage of revenue, partially offset by revenue growth.

Recorded Music OIBDA increased $8,532 thousand, or 170% during Fiscal 2022 compared to Fiscal 2021. Expressed as a percentage of revenue, Recorded Music OIBDA Margin increased to 46% during Fiscal 2022 from 38% in Fiscal 2021. These increases reflect increases at Chrysalis Records and the acquisition of Tommy Boy and improved operating leverage on the Recorded Music platform as a result of growth.

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

			Fiscal 2022
			vs. Fiscal 2021
	Fiscal	Fiscal
	2022	2021	$ Change	% Change
Net income	$13,128	$9,300	$3,828	41%
Income tax expense	4,253	2,147	2,106	98%
Interest expense	10,871	8,972	1,899	21%
Amortization and depreciation	19,022	14,077	4,945	35%
EBITDA	47,274	34,496	12,778	37%
(Gain) loss on foreign exchange(a)	(331)	911	(1,242)	(136)%
Gain on fair value of swaps(b)	(8,558)	(2,988)	(5,570)	186%
Non-cash share-based compensation(c)	2,891	103	2,788	NM
Interest and other income	(11)	(13)	2	(15)%
Benefit of forgiven PPP loan(d)	—	(617)	617	(100)%
Adjusted EBITDA	$41,265	$31,892	$9,373	29%

NM - Not meaningful

(a)	Reflects the loss or (gain) on foreign exchange fluctuations.
(b)	Reflects the non-cash gain on the mark-to-market of interest rate swaps.
(c)	Reflects non-cash stock-based compensation expense related to the Reservoir Media, Inc. 2021 Omnibus Incentive Plan.
(d)	Reflects loan forgiveness for the entire amount borrowed under the Paycheck Protection Program.

Consolidated Adjusted EBITDA increased by $9,373 thousand, or 29%, during Fiscal 2022 compared to Fiscal 2021, driven primarily by an increase in revenue, partially offset by increases in cost of revenue and administration expenses, including administration expenses associated with being a public company.

Liquidity and Capital Resources

Capital Resources

As of March 31, 2022, we had $269,856 thousand of debt (net of $5,790 thousand of deferred financing costs) and $17,814 thousand of cash and equivalents.

We used a portion of the proceeds from the Business Combination and PIPE Investment to repay $80,600 thousand of debt (amounts to related parties) associated with the Tommy Boy acquisition and $55,000 thousand of debt under the Senior Credit Facility.

Cash Flows

The following table summarizes our historical cash flows (in thousands).

			Fiscal 2022
			vs. Fiscal 2021
	Fiscal	Fiscal
	2022	2021	$ Change	% Change
Cash provided by (used in):
Operating activities	$12,479	$14,715	$(2,236)	(15)%
Investing activities	$(196,823)	$(118,614)	$(78,209)	66%
Financing activities	$196,534	$47,220	$149,314	316%

Operating Activities

Cash provided by operating activities was $12,479 thousand for Fiscal 2022 compared to $14,715 thousand for Fiscal 2021. The primary driver of the $2,236 thousand decrease in cash provided by operating activities during Fiscal 2022 as compared to Fiscal 2021 was an increase in cash used for working capital, primarily used for royalty advances (net of recoupments), partially offset by higher earnings.

Investing Activities

Cash used in investing activities was $196,823 thousand for Fiscal 2022 compared to $118,614 thousand for Fiscal 2021. The increase in cash used in investing activities was primarily due to increased acquisitions of music catalogs, including Tommy Boy.

Financing Activities

Cash provided by financing activities was $196,534 thousand for Fiscal 2022 compared to $47,220 thousand for Fiscal 2021. The increased cash provided by financing activities in Fiscal 2022 reflects the proceeds from the Business Combination and PIPE Investment and an increase in net borrowings used for investing activities, primarily acquisitions of catalogs, partially offset by the payment of financing costs.

Liquidity

Our primary sources of liquidity are the cash flows generated from our subsidiaries’ operations, available cash and cash equivalents and funds available for drawing under our Senior Credit Facility (as described below). These sources of liquidity are needed to fund our debt service requirements, working capital requirements, strategic acquisitions and investments, capital expenditures and other investing and financing activities we may elect to make in the future.

During the Fiscal 2021, we borrowed $617 thousand (the “PPP Loan”) under the Paycheck Protection Program (the “PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act of 2020, as amended (the “CARES Act”), provided for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. In accordance with the terms of the PPP, we applied for and received confirmation of loan forgiveness for the entire amount borrowed under the PPP.

We believe that our primary sources of liquidity will be sufficient to support our existing operations over the next twelve months.

Existing Debt as of March 31, 2022

As of March 31, 2022, our outstanding debt consisted of $275,646 thousand borrowed under the Senior Credit Facility. As of March 31, 2022, remaining borrowing availability under the Senior Credit Facility was $74,354 thousand.

We use cash generated from operations to service outstanding debt, consisting primarily of interest payments through maturity, and we expect to continue to refinance and extend maturity on the Senior Credit Facility for the foreseeable future.

Debt Capital Structure

Since 2014, RMM has been the borrower under a revolving credit and term loan agreement (the “Prior Credit Facility”) with SunTrust Bank (Truist Bank) as the administrative agent and lead arranger. The Prior Credit Facility has been amended and restated a number of times since 2014, generally leading to extensions of maturity dates and increases in the facility size.

On July 28, 2021, in connection with the consummation of the Business Combination, RMM amended and restated the Prior Credit Facility by entering the Fourth Amended and Restated Credit Agreement (the “RMM Credit Agreement”), providing RMM with a senior secured credit facility in an aggregate amount of $248,750 thousand. On December 7, 2021, RMM entered into an amendment (the “First Amendment”) to the RMM Credit Agreement. The First Amendment amended the RMM Credit Agreement to increase RMM’s senior secured revolving credit facility from $248,750 thousand to an aggregate amount of $350,000 thousand (the “Senior Credit Facility”). The Senior Credit Facility matures on October 16, 2024, and Borrowings under the Senior Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin of 1.25% or the sum of a LIBO rate plus a margin of 2.25%. RMM is also required to pay an unused fee in respect of unused commitments under the Senior Credit Facility, if any, at a rate of 0.25% per annum.

Subject to market conditions, we expect to continue to take opportunistic steps to extend our maturity dates and reduce related interest expense. From time to time, we may incur additional indebtedness for, among other things, working capital, repurchasing, redeeming or tendering for existing indebtedness and acquisitions or other strategic transactions.

Certain terms of the Senior Credit Facility are described below.

Guarantees and Security

The obligations under the Senior Credit Facility are guaranteed by us, RHI and subsidiaries of RMM. Substantially all of our, RHI’s, RMM’s and other subsidiary guarantors’ tangible and intangible assets are pledged as collateral to secure the obligations of RMM under the Senior Credit Facility, including accounts receivable, cash and cash equivalents, deposit accounts, securities accounts, commodities accounts, inventory and certain intercompany debt owing to us or our subsidiaries.

Covenants, Representations and Warranties

The Senior Credit Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants contained in the Senior Credit Facility limit the ability our, RHI’s, RMM’s and certain of its subsidiaries ability to, among other things, incur debt or liens, merge or consolidate with others, make investments, make cash dividends, redeem or repurchase capital stock, dispose of assets, enter into transactions with affiliates or enter into certain restrictive agreements.

Events of Default

The Senior Credit Facility includes customary events of default, including nonpayment of principal when due, nonpayment of interest or other amounts, inaccuracy of representations or warranties in any material respect, violation of covenants, certain bankruptcy or insolvency events, certain ERISA events and certain material judgments, in each case, subject to customary thresholds, notice and grace period provisions.

Covenant Compliance

The Senior Credit Facility contains financial covenants that requires us, on a consolidated basis with our subsidiaries, to maintain, (i) a total leverage ratio of no greater than 7.50:1.00 (net of up to $20,000 thousand of certain cash balances) as of the end of each fiscal quarter, (ii) a fixed charge coverage ratio of not less than 1.25:1.00 for each four fiscal quarter period, and (iii) a consolidated senior debt to library value ratio of no greater than 0.475:1.00, subject to certain adjustments. RMM’s ability to borrow funds under the Senior Credit Facility may depend upon its ability to meet the leverage ratio test at the end of a fiscal quarter to the extent it has outstanding debt.

The leverage ratio test is based on trailing twelve month (“TTM”) Pro Forma Adjusted EBITDA, which is defined in the Senior Credit Facility as Adjusted EBITDA plus the pro forma EBITDA of assets acquired in the previous four quarters representing the earnings of those assets for the portion of the prior four quarters before the Company’s acquisition of such assets. As of March 31, 2022 the Company’s leverage ratio was 5.7x. The calculations of Pro forma Adjusted EBITDA in accordance with the Senior Credit Facility is as follows for the trailing twelve months ended March 31, 2022:

Net income	$13,128
Income tax expense	4,253
Interest expense	10,871
Amortization and depreciation	19,022
EBITDA	47,274
(Gain) loss on foreign exchange (a)	(331)
Gain on fair value of swaps (b)	(8,558)
Non-cash share-based compensation (c)	2,891
Interest and other income	(11)
Adjusted EBITDA	41,265
Pro forma EBITDA on acquisitions (d)	7,085
Pro forma Adjusted EBITDA	$48,350
(a)	Reflects the loss or (gain) on foreign exchange fluctuations.
(b)	Reflects the non-cash gain on the mark-to-market of interest rate swaps.
(c)	Reflects non-cash stock-based compensation expense related to the Reservoir Media, Inc. 2021 Omnibus Incentive Plan.
(d)	Reflects the pro forma EBITDA on acquisitions for the portion of the prior twelve months that are not included in the Company’s financial results.

Non-compliance with the leverage ratio, fixed charge coverage ratio and consolidated senior debt to library value ratio could result in the lenders, subject to customary cure rights, requiring the immediate payment of all amounts outstanding under the Senior Credit Facility, which could have a material adverse effect on our business, cash flows, financial condition and results of operations. As of March 31, 2022, we were in compliance with each of the financial covenants under the Senior Credit Facility.

Interest Rate Swaps

At March 31, 2022, RMM had the following interest rate swaps outstanding, under which it pays a fixed rate and receives a floating interest payment from the counterparty based on LIBOR with reference to notional amounts adjusted to match the original scheduled principal repayments pursuant to the indenture agreement:

	Notional
	Amount at	Pay Fixed
Effective Date	March 31, 2022	Rate	Maturity
March 10, 2022	$8,750,000	1.602%	September 2024
March 10, 2022	$88,039,137	1.492%	September 2024
December 31, 2021	$53,210,863	1.042%	September 2024

On March 10, 2022, two previous interest rate swaps expired with original notional amounts of $40,228,152 and $59,325,388. Through the expiration date of these previous interest rate swaps, RMM paid fixed rates of 2.812% and 2.972%, respectively, to the counterparty and received a floating interest payment from the counterparty based on LIBOR with reference to notional amounts adjusted to match the original scheduled principal repayments pursuant to the indenture agreement.

Dividends

Our ability to pay dividends is restricted by covenants in the Senior Credit Facility. We did not pay any dividends to stockholders during Fiscal 2022.

Summary

Management believes that funds generated from our operations, borrowings under the Senior Credit Facility and available cash and equivalents will be sufficient to fund our debt service requirements, working capital requirements and capital expenditure requirements for the foreseeable future. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy and the continued transition from physical to digital formats in the recorded music and music publishing industries. It could also be affected by the severity and duration of natural or man-made disasters, including pandemics such as the COVID-19 pandemic. We and our affiliates continue to evaluate opportunities to, from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to pay dividends or prepay outstanding debt or repurchase or retire our outstanding debt. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings or equity raises. In addition, from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity, and other factors, we may seek to refinance the Senior Credit Facility with existing cash and/or with funds provided from additional borrowings.

Contractual and Other Obligations

Firm Commitments

The following table summarizes Reservoir Media Management’s aggregate contractual obligations as of March 31, 2022, and the estimated timing and effect that such obligations are expected to have on liquidity and cash flow in future periods.

	Less Than 1			After 5
Firm Commitments and Outstanding Debt	Year	2-3 Years	4-5 Years	Years	Total

	(in thousands)
Revolving Credit	$—	$275,646	$—	$—	$275,646
Interest on Revolving Credit(1)	8,958	13,842	—	—	22,800
Operating leases(2)	759	1,084	646	—	2,489
Artist, songwriter and co-publisher commitments(3)	2,913	1,250	—	—	4,163
Asset acquisition and share purchase acquisition commitments(4)	12,273	426	426	160	1,012
Total firm commitments and outstanding debt	$24,903	$292,248	$1,072	$160	$306,110

The following is a description of our firmly committed contractual obligations as of March 31, 2022:

(1)	Interest obligations under the Credit Facility are presented in consideration of 1.0% as a substitute for LIBOR, plus 2.25%. These obligations have been presented based on the principal amounts due as of March 31, 2022. Amounts do not include any unamortized deferred financing costs.
(2)	Operating lease obligations primarily relate to the minimum lease rental obligations for our real estate in various locations around the world. Operating lease obligations exclude a total commitment of approximately $8.4 million for a new corporate headquarter office entered into in April 2022 (See Note 20 Subsequent Event to our Consolidated Financial Statements), which is payable monthly with escalating rental payments over the 130-month lease term. The lease term is estimated to commence during the Company’s third or fourth quarter of the fiscal year ending March 31, 2023.
(3)	The Company routinely enters into long-term commitments with recording artists and songwriters for the future delivery of music. Such commitments generally become due only upon delivery or release and Reservoir’s acceptance of albums from the artists or future musical compositions by songwriters and publishers. Based on contractual obligations, and management’s estimate of aggregate firm commitments to such talent approximates $4,163 thousand as of March 31, 2022. The aggregate firm commitments expected for the next twelve-month period based on contractual obligations and expected release schedule approximates $2,913 thousand as of March 31, 2022. Because the timing of payment, and even whether payment occurs, is dependent upon the timing of delivery of albums and musical compositions, the timing and amount of payment of these commitments as presented in the above summary can vary significantly.

(4)	The Company routinely enters into asset acquisition agreements and less often share purchase agreements, which can have deferred minimum funding commitments and other related obligations, which are reflected in the table above.

Critical Accounting Policies

We believe that the following accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. See Note 2 to the Company’s consolidated financial statements for the fiscal years ended March 31, 2022 and 2021, contained in Part II, Item 8 of this Form 10-K for a description of our other significant accounting policies. The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those financial statements and related notes thereto. The future effects of the COVID-19 pandemic on our results of operations, cash flows and financial position are unclear. However, we believe we have used reasonable estimates and assumptions in preparing the consolidated financial statements. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

Revenue and Cost Recognition

Revenues

As required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), Reservoir recognizes revenue when, or as, control of the promised services or goods is transferred to its customers and in an amount that reflects the consideration Reservoir is contractually due in exchange for those services or goods.

Music Publishing

Music Publishing revenues are earned from the receipt of royalties relating to the licensing of rights in musical compositions and the sale of published sheet music and songbooks. The receipt of royalties principally relates to amounts earned from the public performance of musical compositions, the mechanical reproduction of musical compositions on recorded media including digital formats and the use of musical compositions in synchronization with visual images. Music publishing royalties, except for synchronization royalties, generally are recognized when the sale or usage occurs. The most common form of consideration for publishing contracts is sales- and usage-based royalties. The collecting societies submit usage reports, typically with payment for royalties due, often on a quarterly or biannual reporting period, in arrears. Royalties are recognized as the sale or usage occurs based upon usage reports and, when these reports are not available, royalties are estimated based on historical data, such as recent royalties reported, company-specific information with respect to changes in repertoire, industry information and other relevant trends. Synchronization revenue is typically recognized as revenue when control of the license is transferred to the customer in accordance with ASC 606.

Recorded Music

Revenues from the sale or license of Recorded Music products through digital distribution channels are typically recognized when the sale or usage occurs based on usage reports received from the customer. Digital licensing contracts are generally long-term with consideration in the form of sales- and usage-based royalties that are typically received monthly. For certain licenses where the consideration is fixed and the intellectual property being licensed is static, revenue is recognized at the point in time when control of the licensed content is transferred to the customer. Revenues from the sale of physical Recorded Music products are recognized upon delivery, which occurs once the product has been shipped and control has been transferred.

Accounting for Royalty Costs and Royalty Advances

Reservoir incurs royalty costs that are payable to our recording artists and songwriters generated from the sale or license of our music publishing copyrights and recorded music catalogue. Royalties are calculated using negotiated rates in accordance with recording artist and songwriter contracts. Calculations are based on revenue earned or user/usage measures or a combination of these. There are instances where such data is not available to be processed and royalty cost calculations may be complex or involve judgments about significant volumes of data to be processed and analyzed.

In many instances, Reservoir commits to pay our recording artists and songwriters royalties in advance of future sales. Reservoir accounts for these advances under the related guidance in FASB ASC Topic 928, Entertainment — Music (“ASC 928”). Under ASC 928, Reservoir capitalizes as assets certain advances, which it believes are recoverable from future royalties to be earned by the recording artist or songwriter, when paid. Recoverability is assessed upon initial commitment of the advance based upon Reservoir’s forecast of anticipated revenue from the sale of future and existing albums or musical compositions. Reservoir regularly updates the recoverability assessment as additional data is available. In determining whether the advance is recoverable, Reservoir evaluates the current and past popularity of the recording artist or songwriter, the sales history of the recording artist or songwriter, the initial or expected commercial acceptability of the product, the current and past popularity of the genre of music that the product is designed to appeal to, and other relevant factors. Advances vary in both amount and expected life based on the underlying recording artist or songwriter. To the extent that a portion of an outstanding advance is no longer deemed recoverable, that amount will be expensed in the period the determination is made.

Acquisitions and Business Combinations

In conjunction with each acquisition transaction, Reservoir assesses whether the transaction should follow accounting guidance applicable to an asset acquisition or a business combination. This assessment requires an evaluation of whether the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, resulting in an asset acquisition or, if not, resulting in a business combination. If treated as an asset acquisition, the assets are recorded on a relative fair value basis in accordance with Reservoir’s accounting policies and related acquisition costs are capitalized as part of the asset.

In a business combination, Reservoir recognizes identifiable assets acquired, liabilities assumed, and non-controlling interests at their fair values at the acquisition date. Any consideration paid in excess of the net fair value of the identifiable assets and liabilities acquired in a business combination is recorded to goodwill and acquisition-related costs are expensed as incurred.

Intangible Assets

Intangible assets consist primarily of music catalogs (publishing and recorded). Intangible assets are recorded at fair value in a business combination and relative fair value in an asset acquisition. Intangible assets are amortized over their expected useful lives using the straight-line method.

Reservoir periodically reviews the carrying value of its amortizable intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable or that the lives assigned may no longer be appropriate. To the extent the estimated future cash inflows attributable to the asset, less estimated future cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. If it is determined that events and circumstances warrant a revision to the remaining period of amortization, an asset’s remaining useful life would be changed, and the remaining carrying amount of the asset would be amortized prospectively over that revised remaining useful life.

Off-Balance Sheet Arrangements

As of March 31, 2022, we had no off-balance sheet arrangements.

New Accounting Pronouncements

See Note 2, “Significant Accounting Policies” to the accompanying consolidated financial statements for the fiscal years ended March 31, 2022 and 2021, contained in Part II, Item 8 of this Form 10-K.

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Reservoir Media Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Reservoir Media Inc. and subsidiaries (the “Company”) as of March 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended March 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Deloitte & Touche LLP

New York, New York

June 21, 2022

We have served as the Company’s auditor since 2021

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In U.S. dollars, except share data)

	Fiscal Year Ended March 31,
	2022	2021
Revenues	$107,840,245	$80,245,664
Costs and expenses:
Cost of revenue	44,185,837	32,854,453
Amortization and depreciation	19,022,131	14,077,473
Administration expenses	25,279,256	14,986,085
Total costs and expenses	88,487,224	61,918,011

Operating income	19,353,021	18,327,653

Interest expense	(10,870,866)	(8,972,100)
Gain (loss) on foreign exchange	330,582	(910,799)
Gain on fair value of swaps	8,558,339	2,988,322
Interest and other income	10,513	13,243
Income before income taxes	17,381,589	11,446,319
Income tax expense	4,253,192	2,146,691
Net income	13,128,397	9,299,628
Net income attributable to noncontrolling interests	(51,770)	(46,673)
Net income attributable to Reservoir Media, Inc.	$13,076,627	$9,252,955

Earnings per common share (Note 15):
Basic	$0.23	$0.21
Diluted	$0.22	$0.21

Weighted average common shares outstanding (Note 15):
Basic	52,611,175	28,370,281
Diluted	58,450,019	44,545,687

See accompanying notes to the consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In U.S. dollars)

	Fiscal Year Ended March 31,
	2022	2021
Net income	$13,128,397	$9,299,628
Other comprehensive income (loss):
Translation adjustments	(3,294,416)	6,481,973
Total comprehensive income	9,833,981	15,781,601
Comprehensive income attributable to noncontrolling interests	(51,770)	(46,673)
Total comprehensive income attributable to Reservoir Media, Inc.	$9,782,211	$15,734,928

See accompanying notes to the consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In U.S. dollars, except share data)

	March 31,	March 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$17,814,292	$9,209,920
Accounts receivable	25,210,936	15,813,384
Current portion of royalty advances	12,375,420	12,840,855
Inventory and prepaid expenses	4,041,471	1,406,379
Total current assets	59,442,119	39,270,538

Intangible assets, net	571,383,855	391,149,163
Equity method and other investments	3,912,978	1,591,179
Royalty advances, net of current portion	44,637,334	28,741,225
Property, plant and equipment, net	342,080	321,766
Fair value of swap assets	3,991,802	—
Other assets	559,922	781,735
Total assets	$684,270,090	$461,855,606

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$4,436,943	$3,316,768
Royalties payable	21,235,815	14,656,566
Accrued payroll	1,938,281	1,634,852
Deferred revenue	1,103,664	1,337,987
Other current liabilities	12,272,577	2,615,488
Amounts due to related parties (Note 12)	—	290,172
Current portion of loans and secured notes payable	—	1,000,000
Income taxes payable	77,496	527,172
Total current liabilities	41,064,776	25,379,005

Loans and secured notes payable	269,856,169	211,531,875
Deferred income taxes	24,884,170	19,267,617
Fair value of swap liabilities	—	4,566,537
Other liabilities	1,012,651	6,739,971
Total liabilities	336,817,766	267,485,005

Contingencies and commitments (Note 17)

Shareholders’ Equity
Preferred stock, $0.0001 par value 75,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2022; 98,032,767 shares authorized, 16,175,406 shares issued and outstanding at March 31, 2021	—	81,632,500
Common stock, $0.0001 par value; 750,000,000 shares authorized, 64,150,186 issued and outstanding at March 31, 2022; 196,065,534 shares authorized, 28,539,299 shares issued and outstanding at March 31, 2021	6,415	2,854
Additional paid-in capital	335,372,981	110,496,300
Retained earnings (accumulated deficit)	12,213,519	(863,108)
Accumulated other comprehensive income (loss)	(1,198,058)	2,096,358
Total Reservoir Media, Inc. shareholders’ equity	346,394,857	193,364,904
Noncontrolling interest	1,057,467	1,005,697
Total shareholders’ equity	347,452,324	194,370,601
Total liabilities and shareholders’ equity	$684,270,090	$461,855,606

See accompanying notes to the consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In U.S. dollars, except share data)

						Retained	Accumulated
						earnings	other
	Preferred Stock		Common Stock		Additional	(accumulated	comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Shares	Amount	paid-in capital	deficit)	income (loss)	interests	equity
Balance, March 31, 2020	82,500	$81,632,500	140,227	$14	$102,423,431	$(10,116,063)	$(4,385,615)	$959,024	$170,513,291
Retrospective application of reverse recapitalization	16,092,906	—	27,353,454	2,735	(2,735)	—	—	—	—
Balance, March 31, 2020 after effect of reverse recapitalization conversion	16,175,406	$81,632,500	27,493,681	$2,749	$102,420,696	$(10,116,063)	$(4,385,615)	$959,024	$170,513,291
Issuance of common shares	—	—	1,045,618	105	7,972,904	—	—	—	7,973,009
Share-based compensation	—	—	—	—	102,700	—	—	—	102,700
Net income	—	—	—	—	—	9,252,955	—	46,673	9,299,628
Other comprehensive income	—	—	—	—	—	—	6,481,973	—	6,481,973
Balance, March 31, 2021	16,175,406	$81,632,500	28,539,299	$2,854	$110,496,300	$(863,108)	$2,096,358	$1,005,697	$194,370,601
RHI Preferred Stock Conversion	(16,175,406)	(81,632,500)	16,175,406	1,618	81,630,882	—	—	—	—
Business Combination and PIPE Investment, net of transaction costs	—	—	19,354,548	1,935	141,144,876	—	—	—	141,146,811
Share-based compensation	—	—	—	—	2,100,931	—	—	—	2,100,931
Issuance of common shares	—	—	80,933	8	(8)	—	—	—	—
Net income	—	—	—	—	—	13,076,627	—	51,770	13,128,397
Other comprehensive loss	—	—	—	—	—	—	(3,294,416)	—	(3,294,416)
Balance, March 31, 2022	—	$—	64,150,186	$6,415	$335,372,981	$12,213,519	$(1,198,058)	$1,057,467	$347,452,324

See accompanying notes to the consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

	Fiscal Year Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$13,128,397	$9,299,628
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	18,839,671	13,855,068
Depreciation of property, plant and equipment	182,460	222,405
Share-based compensation	2,890,931	102,700
Non-cash interest charges	1,646,900	795,212
Gain on fair value of swaps	(8,558,339)	(2,988,322)
Share of earnings of equity affiliates, net of tax	(10,155)	(7,089)
Dividend from equity affiliates	27,811	—
Deferred income taxes	4,044,661	1,619,317
Changes in operating assets and liabilities:
Accounts receivable	(9,397,552)	(6,068,178)
Inventory and prepaid expenses	(2,635,092)	(975,350)
Royalty advances	(15,430,674)	(1,318,641)
Other assets	152,571	138,706
Accounts payable and accrued expenses	8,046,652	(350,861)
Income tax payable	(449,676)	390,226
Net cash provided by operating activities	12,478,566	14,714,821

Cash flows from investing activities:
Purchases of music catalogs	(194,155,476)	(118,521,164)
Investment in unconsolidated affiliates	(2,464,486)	(13,366)
Purchase of property, plant and equipment	(202,774)	(79,901)
Net cash used for investing activities	(196,822,736)	(118,614,431)

Cash flows from financing activities:
Issuance of common shares, net of issuance costs	—	7,973,009
Proceeds from Business Combination and PIPE Investment, net of issuance costs	141,146,811	—
Proceeds from secured line of credit	133,554,867	40,600,000
Repayments of secured line of credit	(55,000,000)	—
Repayments of secured loans	(18,500,000)	(1,000,000)
Deferred financing costs paid	(4,377,473)	(648,769)
Repayments of related party loans	(81,203,792)	—
Draws on related party loans	80,913,620	295,843
Net cash provided by financing activities	196,534,033	47,220,083

Foreign exchange impact on cash	(3,585,491)	7,649,324

Increase (decrease) in cash and cash equivalents	8,604,372	(49,030,203)
Cash and cash equivalents beginning of period	9,209,920	58,240,123
Cash and cash equivalents end of period	$17,814,292	$9,209,920

See accompanying notes to the consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

(In U.S. dollars)

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

The Business Combination was accounted for as a reverse recapitalization, with RHI determined to be the accounting acquirer and the Company as the acquired company for accounting purposes. All historical financial information presented in the consolidated financial statements represents the accounts of RHI and its consolidated subsidiaries as if RHI is the predecessor to the Company. See Note 3, “Business Combination and PIPE Investment” for additional information with respect to the Business Combination and related transactions.

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

The Company has evaluated and continues to evaluate the potential impact of the COVID-19 pandemic on its consolidated financial statements. Government-imposed restrictions and general behavioral changes in response to the pandemic adversely affected the Company’s results of operations for the fiscal years ended March 31, 2022 and 2021. This included performance revenue generated from retail, restaurants, bars, gyms and live shows, synchronization revenue, and the release schedule of physical product. Even as government restrictions are lifted and consumer behavior starts to return to pre-pandemic norms, it is unclear for how long and to what extent the Company’s operations will continue to be affected.

Although the Company has not made material changes to any estimates or judgments that impact its consolidated financial statements as a result of COVID-19, the extent to which the COVID-19 pandemic may impact the Company will depend on future developments, which are highly uncertain and cannot be predicted. Future developments surrounding the COVID-19 pandemic could negatively affect the Company’s operating results, including reductions in revenue and cash flow and could impact the Company’s impairment assessments of accounts receivable, royalty advances or intangible assets, which may be material to our consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

(In U.S. dollars)

Paycheck Protection Program Loan

During the fiscal year ended March 31, 2021 (“fiscal 2021”), the Company borrowed $616,847 (the “PPP Loan”) under the Paycheck Protection Program (the “PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act of 2020, as amended (the “CARES Act”), provided loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. In accordance with the terms of the PPP, the Company applied for and received confirmation of loan forgiveness for the entire amount borrowed under the PPP.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

The following include significant accounting policies that have been adopted by the Company:

Principles of Consolidation

These consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiaries. The Company records a noncontrolling interest in its consolidated balance sheets and statements of operations with respect to the remaining economic interests in majority-owned subsidiaries it does not own. All intercompany transactions and balances have been eliminated upon consolidation.

The equity method of accounting is used to account for investments in entities in which the Company has the ability to exert significant influence over the investee’s operating and financial policies.

As of March 31, 2022 and 2021, the Company was not involved with any entities identified as variable interest entities.

Use of Significant Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. Significant estimates are used for, but not limited to, determining useful lives of intangible assets, intangible asset recoverability and impairment and accrued revenue. Actual results could differ from these estimates.

Foreign Currencies

The Company has determined the U.S. dollar to be the functional currency of the Company and certain subsidiaries as it is the currency of the primary economic environment in which the companies operate while other subsidiaries have been determined to have the British Pound as their functional currencies.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

(In U.S. dollars)

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

Accounts Receivable

Credit is extended to customers based upon an evaluation of the customer’s financial condition. The time between the Company’s issuance of an invoice and payment due date is not significant. Customer payments that are not collected in advance of the transfer of promised services or goods are generally due 30-60 days from the invoice date. Customer payments related to synchronization licenses often take longer to collect, but that does not typically impact the ultimate collectability. The Company monitors customer credit risk related to accounts receivable and, when deemed necessary, maintains a provision for estimated uncollectible accounts, which is estimated based on historical experience, aging trends and in certain cases, management judgments about specific customers. Based on this analysis, the Company did not record a provision for estimated uncollectible accounts as of March 31, 2022 or March 31, 2021.

Concentrations of Credit Risk

Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed upon contractual payment obligations. Two customers accounted for approximately 37% of total accounts receivable as of March 31, 2022 and two customers accounted for approximately 43% of total accounts receivable as of March 31, 2021. No other single customer accounted for more than 10% of accounts receivable in either period.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

(In U.S. dollars)

If treated as an asset acquisition, the assets are recorded on a relative fair value basis in accordance with the Company’s accounting policies and related acquisition costs are capitalized as part of the asset.

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

Goodwill

The Company had $402,067 of goodwill as of March 31, 2022 and 2021, which is classified with “Other assets” in the Company’s consolidated balance sheets. All of the goodwill arose in connection with an acquisition in 2019 and has been assigned to a reporting unit within the Music Publishing segment. There were no impairments, disposals or other acquisitions of goodwill in the fiscal years ended March 31, 2022 and 2021.

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

The Company performed its annual impairment testing of goodwill as of January 1, 2022 and no impairment was required. The Company’s impairment testing consisted of a qualitative assessment. Changes in market conditions, laws and regulations, and key assumptions could negatively impact the results of future impairment testing and could result in the recognition of an impairment charge.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

(In U.S. dollars)

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

(In U.S. dollars)

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

The Company is typically required to pay a specified portion of the fees, earnings, payments and revenues received from the exploitation of the underlying music compositions and recorded music to the original songwriter or recorded artist (the “Royalty Costs”). The Company records revenues on a gross basis reflecting its position as a principal in the transaction and any royalties payable to third parties, including the writer’s fees and recording artists, are recorded as expenses.

Royalty Costs and Royalty Advances

The Company incurs Royalty Costs that are payable to its songwriters and recording artists generated from the sale or license of its music publishing copyrights and recorded music catalog. Royalties are calculated using negotiated rates in accordance with the songwriter and recording artist contracts. Calculations are based on revenue earned or user/usage measures or a combination of these. There are instances where such data is not available to be processed and royalty cost calculations may be complex or involve judgments about significant volumes of data to be processed and analyzed.

In some instances, the Company commits to pay its songwriters and recording artists royalties in advance of future sales. The Company accounts for these advances under the related guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 928, “Entertainment—Music” (“ASC 928”). Under ASC 928, the Company capitalizes as assets certain advances, which it believes are recoverable from future royalties to be earned by the songwriter or recording artist when paid. Recoverability is assessed upon initial commitment of the advance based upon the Company’s forecast of anticipated revenue from the sale of future and existing musical compositions or albums. Reservoir regularly updates the recoverability assessment as additional data is available. In determining whether the advance is recoverable, the Company evaluates the current and past popularity of the songwriter or recording artist, the sales history of the songwriter or recording artist, the initial or expected commercial acceptability of the product, the current and past popularity of the genre of music that the product is designed to appeal to, and other relevant factors. Advances vary in both amount and expected life based on the underlying songwriter or recording artist. To the extent that a portion of an outstanding advance is no longer deemed recoverable, that amount will be expensed in the period the determination is made.

Share-Based Compensation

Compensation expense related to the issuance of share-based awards to the Company’s employees and board of directors is measured at fair value on the grant date. The Company uses the Black-Scholes option pricing model to value stock options. The compensation expense for awards that vest over a future service period is recognized over the requisite service period on a straight-line basis. The Company recognizes share-based award forfeitures as they occur rather than estimating by applying a forfeiture rate.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

(In U.S. dollars)

Diluted EPS is computed similar to basic EPS, except that the denominator is increased to include the number of additional shares for potential dilutive effects of the RHI Preferred Stock (as defined below), stock options, restricted stock units (“RSU’s”) and warrants outstanding during the period. The dilutive effects of the RHI Preferred Stock were calculated in accordance with the if-converted method, or two-class method, whichever was more dilutive. The dilutive effects of stock options, RSU’s and warrants are calculated in accordance with the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

As a result of the reverse recapitalization, the Company has retroactively adjusted the weighted average shares outstanding prior to the Closing Date to give effect to the Exchange Ratio (as defined in the Merger Agreement) to determine the number of shares of Common Stock into which they were converted.

Employee Benefit Plans

The Company has a 401(k) retirement savings plan open to U.S. based employees who have completed three months of eligible service. The Company contributes $0.60 for every $1.00 of employee contributions up to a maximum of 6% of the employee’s salary based upon each individual participant’s election. Expenses totaled $143,937 and $109,265 for employer contributions to the 401(k) retirement savings plan in the fiscal years ended March 31, 2022 and 2021, respectively.

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

In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing jurisdictions. Accordingly, the Company accrues liabilities when it believes that it is not more likely than not that it will realize the benefits of tax positions that it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with ASC 740-10. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits in income tax expense (benefit). Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s consolidated financial position but could possibly be material to the Company’s consolidated results of operations or cash flow in any given quarter or annual period.

Companies subject to the Global Intangible Low-Taxed Income provision (“GILTI”) have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for outside basis temporary differences expected to reverse as GILTI. The Company has elected to treat taxes on GILTI as period costs and no deferred tax asset or liability is recorded.

Comprehensive Income

The Company reports in accordance with ASC Topic 220, “Comprehensive Income” (“ASC 220”). ASC 220 requires companies to classify items of other comprehensive income (loss) by their nature in the financial statements and display the accumulated balance of other comprehensive income (loss) separately from capital stock and retained earnings in the shareholders’ equity section of a statement of financial position.

Derivative Financial Instruments

The Company’s interest rate swaps have not been designated as a hedging instrument and, therefore, are recognized at fair value at the end of each reporting period with changes in fair value recorded in the consolidated statements of income.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

(In U.S. dollars)

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. See Note 16, “Financial Instruments” for additional information.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

(In U.S. dollars)

Recent Accounting Pronouncements

Accounting Standards Not Yet Adopted

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of income. Under ASU 2020-05, “Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842),” the new standard is effective for the Company beginning April 1, 2022.

ASU 2016-02 requires a modified retrospective transition approach with application in all comparative periods presented (the “comparative method”), or alternatively, as of the effective date as the date of initial application without restating comparative period financial statements (the “effective date method”). The new guidance also provides several practical expedients and policies that companies may elect under either transition method. The Company elected to apply the effective date method and elected the package of practical expedients under which it will not reassess the classification of its existing leases, reevaluate whether any expired or existing contracts are or contain leases or reassess initial direct costs under the new guidance. Rather, the Company will retain the conclusions reached for these items under ASC Topic 840, Leases. Additionally, the Company elected a practical expedient to not separate non-lease components, such as common area maintenance, from lease components. The Company did not elect the practical expedient that permits a reassessment of lease terms for existing leases.

The Company performed an analysis of the impact of the new lease guidance and is in the process of completing the final phase of a comprehensive plan for its implementation of the new guidance. The project plan includes analyzing the impact of the new guidance on its current lease contracts, reviewing the completeness of its existing lease portfolio, comparing its accounting policies under current accounting guidance to the new accounting guidance and identifying potential differences from applying the requirements of the new guidance to its lease contracts. Upon its transition to the new guidance, the Company currently expects to recognize approximately $2,268,681 of operating lease liabilities. Additionally, the Company expects to record right-of-use assets in a corresponding amount, net of amounts reclassified from other assets and liabilities, as specified by the new lease guidance. The Company does not expect the adoption of this new guidance will have a material impact on the amount or timing of the Company’s cash flows or liquidity.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which replaces the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses. Subsequent to ASU 2016-13, the FASB has issued several related ASUs amending the original ASU 2016-13. The updates are intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. For the Company, ASU 2016-13 is effective beginning April 1, 2023. The Company is currently evaluating the effect that ASU 2016-13 will have on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. For the Company, ASU 2019-12 is effective beginning April 1, 2022 and interim periods beginning April 1, 2023. Early adoption of ASU 2019-12 is permitted. The adoption of ASU 2019-12 will not have a material impact on the Company’s consolidated financial statements or the Company’s disclosures.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

(In U.S. dollars)

In April 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)” (“ASU 2020-04”), which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting; particularly as it relates to the risk of cessation of LIBOR. The amendments in ASU 2020-04 apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by ASU 2020-04 do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The discontinuation of LIBOR will impact the Senior Credit Facility as well as the Interest Rate Swaps which will be outstanding as of the effective date of the discontinuation. The Company is currently evaluating the effect that ASU 2020-04 will have on the Company’s consolidated financial statements, but does not expect it will have a material effect.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). ASU 2021-08 provides guidance to help improve the accounting for acquired revenue contracts with customers in a business combination by requiring acquired contract assets and contract liabilities (i.e., unearned revenue) to be recognized and measured in accordance with revenue from contracts with customers guidance. For the Company, the amendments in ASU 2021-08 are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company early adopted this guidance on January 1, 2022, and retrospectively applied the standard to acquisitions that have taken place since April 1, 2021. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

NOTE 3. BUSINESS COMBINATION AND PIPE INVESTMENT

As discussed in Note 1, “Description of Business,” on the Closing Date, the Company consummated the Business Combination pursuant to the terms of the Merger Agreement. The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP, primarily because former shareholders of RHI continue to control the Company upon closing of the Business Combination. Under this method of accounting, the Company is treated as the “acquired” company for accounting purposes and the Business Combination is treated as the equivalent of RHI issuing stock for the net assets of the Company, accompanied by a recapitalization. The net assets of the Company are stated at historical cost, with no goodwill or intangible assets recorded. In addition, all historical financial information presented in the consolidated financial statements represents the accounts of RHI and its consolidated subsidiaries as if RHI is the predecessor to the Company.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

(In U.S. dollars)

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

NOTE 4. REVENUE RECOGNITION

For the Company’s operating segments, Music Publishing and Recorded Music, the Company accounts for a contract when it has legally enforceable rights and obligations and collectability of consideration is probable. The Company identifies the performance obligations and determines the transaction price associated with the contract. Revenue is recognized when, or as, control of the promised services or goods is transferred to the Company’s customers, and in an amount that reflects the consideration the Company is contractually due in exchange for those services or goods. Certain of the Company’s arrangements include licenses of intellectual property with consideration in the form of sales- and usage-based royalties. Royalty revenue is recognized when the subsequent sale or usage occurs using the best estimates available of the amounts that will be received by the Company. The Company recognized revenue of $1,210,132 and $2,263,778 from performance obligations satisfied in previous periods for the fiscal years ended March 31, 2022 and 2021, respectively.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

(In U.S. dollars)

Disaggregation of Revenue

The Company’s revenue consisted of the following categories during the fiscal years ended March 31, 2022 and 2021:

	2022	2021
Revenue by Type
Performance	$15,556,648	$16,318,823
Digital	37,418,935	34,842,482
Mechanical	3,189,026	2,998,465
Synchronization	13,185,079	9,322,048
Other	7,720,948	2,592,316
Total Music Publishing	77,070,636	66,074,134

Digital	18,381,439	7,271,432
Physical	6,365,613	3,854,852
Synchronization	2,633,306	451,765
Neighboring rights	2,130,624	1,501,298
Total Recorded Music	29,510,982	13,079,347

Other revenue	1,258,627	1,092,183
Total revenue	$107,840,245	$80,245,664

	2022	2021
Revenue by Geographical Location
United States Music Publishing	$39,764,683	$34,007,515
United States Recorded Music	16,014,204	4,599,570
United States other revenue	1,258,627	1,092,183
Total United States	57,037,514	39,699,268
International Music Publishing	37,305,953	32,066,619
International Recorded Music	13,496,778	8,479,777
Total International	50,802,731	40,546,396
Total revenue	$107,840,245	$80,245,664

Only the United States represented 10% or more of the Company’s total revenues in the fiscal years ended March 31, 2022 and 2021.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

(In U.S. dollars)

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

Deferred Revenue

The following table reflects the change in deferred revenue during the fiscal years ended March 31, 2022 and 2021:

	2022	2021
Balance at beginning of period	$1,337,987	$473,022
Cash received during period	5,029,810	6,716,569
Revenue recognized during period	(5,264,133)	(5,851,604)
Balance at end of period	$1,103,664	$1,337,987

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

(In U.S. dollars)

NOTE 5. ACQUISITIONS

In the ordinary course of business, the Company regularly acquires publishing and recorded music catalogs, which are typically accounted for as asset acquisitions. During the fiscal years ended March 31, 2022 and 2021, the Company completed such acquisitions totaling $202,067,308 and $115,227,517, respectively, inclusive of deferred acquisition payments. Significant acquisition transactions, all of which have been accounted for as asset acquisitions, completed during the fiscal years ended March 31, 2022 and 2021 included the following:

●	On June 2, 2021, the Company acquired U.S. based record label and music publishing company Tommy Boy for approximately $100 million. Two members of the Company’s board of directors (the “Board”) were also members of Tommy Boy’s board of managers and had an equity interest in both companies. The acquisition of Tommy Boy was accounted for as an asset acquisition as a result of the significant concentration of the fair value of gross assets acquired in a recorded music catalog intangible asset (weighted average useful life of 30 years).
●	On April 13, 2020, the Company acquired all of the copyrights to the musical compositions owned by Shapiro, Bernstein & Co., Inc. (“SBI”), one of the oldest music publishers in the United States. The transaction was accounted for as an asset acquisition as a result of the significant concentration of the fair value of gross assets acquired in a publishing catalog intangible asset (weighted average useful life of 30 years).

NOTE 6. INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following as of March 31, 2022 and 2021:

	2022	2021
Intangible assets subject to amortization:
Publishing and recorded music catalogs	$654,284,671	$455,637,385
Artist management contracts	947,723	995,464
Gross intangible assets	655,232,394	456,632,849
Accumulated amortization	(83,848,539)	(65,483,686)
Intangible assets, net	$571,383,855	$391,149,163

Straight-line amortization expense totaled $18,839,671 and $13,855,068 in the fiscal years ended March 31, 2022 and 2021, respectively. The expected amortization expense of intangible assets for each of the five succeeding fiscal years and thereafter is as follows:

Fiscal year ended March 31:
2023	$21,180,868
2024	21,180,868
2025	21,180,275
2026	21,146,020
2027	21,146,020
Thereafter	465,527,837
Total	$571,361,888

NOTE 7. ROYALTY ADVANCES

The Company made royalty advances totaling $27,952,527 and $14,474,288 during the fiscal years ended March 31, 2022 and 2021, respectively, recoupable from the writer’s or artist’s share of future royalties otherwise payable, in varying amounts. Advances

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

(In U.S. dollars)

expected to be recouped within the next twelve months are classified as current assets, with the remainder classified as noncurrent assets. The following table reflects the change in royalty advances during the fiscal years ended March 31, 2022 and 2021:

	2022	2021
Balance at beginning of period	$41,582,080	$40,263,439
Additions	27,952,527	14,474,288
Recoupments	(12,521,853)	(13,155,647)
Balance at end of period	$57,012,754	$41,582,080

NOTE 8. LOANS

Long-term debt consists of the following as of March 31, 2022 and 2021:

	2022	2021
Secured loan bearing interest at LIBOR plus a spread	$—	$18,500,000
Secured line of credit bearing interest at LIBOR plus a spread	275,645,715	197,090,848
Debt issuance costs, net	(5,789,546)	(3,058,973)
	269,856,169	212,531,875
Less: short term portion of secured loan	—	1,000,000
	$269,856,169	$211,531,875

Credit Facilities

On December 19, 2014, Reservoir Media Management, Inc. (“RMM”), a subsidiary of RHI, entered into a credit agreement (the “RMM Credit Agreement”) governing RMM’s secured term loan (the “Secured Loan”) and secured revolving credit facility (the “Secured Line of Credit” and together with the Secured Loan, the “Credit Facilities”). The Credit Facilities were subsequently amended multiple times and were refinanced in July 2021 in connection with the consummation of the Business Combination, pursuant to that certain Fourth Amended and Restated Credit Agreement, dated as of July 28, 2021 (the “Debt Refinancing”). On December 7, 2021, RMM entered into an amendment (the “First Amendment”) to the RMM Credit Agreement. The First Amendment amended the RMM Credit Agreement to increase RMM’s senior secured revolving credit facility from $248,750,000 to an aggregate amount of $350,000,000 (the “Senior Credit Facility”) and modified certain covenants (discussed below).

The Senior Credit Facility has a scheduled maturity date of October 16, 2024. Borrowings under the Senior Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin of 1.25% or the sum of a LIBO rate plus a margin of 2.25%. RMM is also required to pay an unused fee in respect of unused commitments under the Senior Credit Facility, if any, at a rate of 0.25% per annum. Substantially all tangible and intangible assets of the Company, RHI, RMM and the other subsidiary guarantors are pledged as collateral to secure the obligations of RMM under the RMM Credit Agreement.

The RMM Credit Agreement contains customary covenants limiting the ability of the Company, RHI, RMM and certain of its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, make investments, make cash dividends, redeem or repurchase capital stock, dispose of assets, enter into transactions with affiliates or enter into certain restrictive agreements. In addition, the Company, on a consolidated basis with its subsidiaries, must comply with financial covenants requiring the Company to maintain (i) a total leverage ratio (net of up to $20,000,000 of certain cash balances) of no greater than 7.50:1.00 as of the end of each fiscal quarter, (ii) a fixed charge coverage ratio of not less than 1.25:1.00 for each four fiscal quarter period, and (iii) a consolidated senior debt to library value ratio of 0.475, subject to certain adjustments. If RMM does not comply with the covenants in the RMM Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Senior Credit Facility.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

(In U.S. dollars)

The Senior Credit Facility also includes an “accordion feature” that permits RMM to seek additional commitments in an amount not to exceed $50,000,000 that would increase the Senior Credit Facility. As of March 31, 2022, the Senior Credit Facility had a borrowing capacity of $350,000,000, with remaining borrowing availability of $74,354,285.

Interest Rate Swaps

At March 31, 2022, RMM had the following interest rate swaps outstanding, under which it pays a fixed rate and receives a floating interest payment from the counterparty based on LIBOR with reference to notional amounts adjusted to match the original scheduled principal repayments pursuant to the indenture agreement:

	Notional
	Amount at
	March 31,	Pay Fixed
Effective Date	2022	Rate	Maturity
March 10, 2022	$8,750,000	1.602%	September 2024
March 10, 2022	$88,039,137	1.492%	September 2024
December 31, 2021	$53,210,863	1.042%	September 2024

On March 10, 2022, two previous interest rate swaps expired with original notional amounts of $40,228,152 and $59,325,388. Through the expiration date of these previous interest rate swaps, RMM paid fixed rates of 2.812% and 2.972%, respectively, to the counterparty and received a floating interest payment from the counterparty based on LIBOR with reference to notional amounts adjusted to match the original scheduled principal repayments pursuant to the indenture agreement.

NOTE 9. OTHER NON-CURRENT LIABILITIES

As of March 31, 2022, the Company’s other non-current liabilities, which consist primarily of obligations related to certain asset purchases and acquisitions that are due more than a year in the future, are as follows:

Fiscal year ended March 31:
2024	$213,122
2025	213,122
2026	213,122
2027	213,122
2028 and later	160,163
Total	$1,012,651

NOTE 10. INCOME TAXES

The following table presents domestic and foreign income before income taxes for the fiscal years ended March 31:

	2022	2021
Domestic	$18,369,088	$9,782,622
Foreign	(987,499)	1,663,697
Income before income taxes	$17,381,589	$11,446,319

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

(In U.S. dollars)

The provision for income taxes consists of the following for the fiscal years ended March 31:

	2022	2021
Current income taxes:
U.S. federal	$—	$(62,685)
State and local	6,860	8,827
Foreign	201,671	581,232
Total current	208,531	527,374
Deferred income taxes:
U.S. federal	3,950,871	1,759,503
State and local	509,130	226,568
Foreign	(415,340)	(366,754)
Total deferred	4,044,661	1,619,317
Income tax expense	$4,253,192	$2,146,691

The Company has determined that undistributed earnings of certain non-U.S. subsidiaries will be reinvested for an indefinite period of time. The Company has both the intent and ability to indefinitely reinvest these earnings. Given its intent to reinvest these earnings for an indefinite period of time, The Company has not accrued a deferred tax liability on these earnings. A determination of an unrecognized deferred tax liability related to these earnings is not practicable.

A reconciliation of the statutory tax rate to the effective rate is as follows for the fiscal years ended March 31:

	2022	2021
Federal income tax statutory rate	21.0%	21.0%
State and local income taxes, net of federal income tax benefit	2.3%	1.7%
Foreign subsidiary earnings	0.8%	2.4%
Return to provision adjustments	(1.4)%	(5.5)%
Executive compensation	1.8%	0.3%
Other, net	0.0%	(1.1)%
Effective income tax rate	24.5%	18.8%

The Company’s effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These same and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

(In U.S. dollars)

Significant components of the Company’s deferred income tax liability as of March 31, 2022 and 2021are as follows:

	2022	2021
Deferred tax assets:
Net operating loss carryforward	$1,964,261	$1,239,173
Fair value of swaps	—	1,046,459
Compensation	187,541	44,375
Charitable contributions	13,249	8,951
Unrealized foreign exchange losses	61,044	51,924
Legal fees	24,873	—
Total deferred tax assets	2,250,968	2,390,882
Deferred tax liabilities:
Fixed assets and leasehold improvements	(63,871)	(44,393)
Intangible assets	(26,156,253)	(21,614,106)
Fair value of swaps	(915,014)	—
Total deferred tax liabilities	(27,135,138)	(21,658,499)
Net deferred tax liabilities	$(24,884,170)	$(19,267,617)

As of March 31, 2022, the Company has income tax Net operating loss carry forwards of $55,343,261 related to the U.S. operations. The Company has recorded a deferred tax asset of $1,964,261 reflecting the benefit of $55,343,261 in loss carry forwards. Such net operating loss carry forwards will expire as follows:

Federal	$7,118,325	No expiration date
New York	47,116,842	2035 – 2040
California	674,133	2040 – 2042
Tennessee	433,961	2035 – 2037

Tax Uncertainties

As of March 31, 2022, the Company has not recorded any unrecognized tax benefits.

Tax Audits

The Company and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. The Company is subject to examination by federal, state and local, and foreign tax authorities. RMM’s Federal income tax returns for the years 2019 through 2021 are subject to examination by the Internal Revenue Service, and RMM’s state tax returns are subject to examination by the respective tax authorities for the years 2018 through 2021. Non-U.S. tax returns are subject to examination by the respective tax authorities for the years 2018 through 2021. The Company regularly assesses the likelihood of additional assessments by each jurisdiction and have established tax reserves that the Company believes are adequate in relation to the potential for additional assessments. Examination outcomes and the timing of examination settlements are subject to uncertainty. Although the results of such examinations may have an impact on the Company’s unrecognized tax benefits, the Company does not anticipate that such impact will be material to its consolidated financial position or results of operations. The Company does not expect to settle any material tax audits in the next twelve months.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

(In U.S. dollars)

NOTE 11. SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid and income taxes paid for the fiscal years ended March 31, 2022 and 2021 were comprised of the following:

	2022	2021
Interest paid	$9,223,410	$8,176,888
Income taxes paid	$693,170	$131,414

Non-cash investing and financing activities for the fiscal years ended March 31, 2022 and 2021 were comprised of the following:

	2022	2021
Acquired intangible assets included in other liabilities	$5,463,665	$2,416,635
Conversion of RHI Preferred Stock to Common Stock	$81,632,500	$—

NOTE 12. AMOUNTS DUE TO RELATED PARTIES

The Company has various shared services agreements with a shareholder and other affiliated entities under the control of its shareholder. These agreements cover services such as IT support and re-billed services of staff who perform services across multiple entities. Amounts due to this shareholder and other affiliated entities totaled $0 as of March 31, 2022 and $290,172 as of March 31, 2021.

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

NOTE 13. SHAREHOLDERS’ EQUITY

The consolidated statements of shareholders’ equity reflect the reverse capitalization as of the Closing Date. Because RHI was deemed to be the accounting acquirer in the reverse capitalization with ROCC, all periods prior to the Closing Date reflect the balances and activity of RHI. The consolidated balances, share activity and per share amounts in these consolidated statements of equity were retroactively adjusted, where applicable, using the Exchange Ratio. See Note 1, “Description of Business” and Note 3, “Business Combination and PIPE Investment” for additional information.

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

As of March 31, 2022, the Company had no shares of RHI Preferred Stock outstanding.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

(In U.S. dollars)

RHI Common Stock Issuance

During the fiscal year ended March 31, 2021, RHI issued 1,045,617 shares of RHI Common Stock for an aggregate consideration of $8,000,009 to existing shareholders to fund its publishing and recorded music catalog acquisitions. RHI incurred $27,000 of issuance costs in connection with this issuance, which RHI accounted for as a reduction in the proceeds from the RHI Common Stock.

Warrants

As of March 31, 2022, the Company’s outstanding warrants included 5,750,000 publicly-traded warrants (the “Public Warrants”), which were issued during ROCC’s initial public offering on December 15, 2020, and 137,500 warrants sold in a private placement to ROCC’s sponsor (the “Private Warrants” and together with the Public Warrants, the “Warrants”), which were assumed by the Company in connection with the Business Combination and exchanged into warrants for shares of Common Stock. Each whole Warrant entitles the registered holder to purchase one whole share of Common Stock at a price of $11.50 per share, provided that the Company has an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a registered holder may exercise its Warrants only for a whole number of shares of Common Stock. The Warrants will expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation.

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

NOTE 14. SHARE-BASED COMPENSATION

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

(In U.S. dollars)

Beginning on April 1, 2022 and ending on March 31, 2031, the aggregate number of shares of Common Stock that may be issued under the 2021 Incentive Plan will automatically increase by the lesser of (a) 3% of the total number of shares of Common Stock issued and outstanding on the last day of the preceding fiscal year on a fully diluted basis and assuming that all shares available for issuance under the 2021 Incentive Plan are issued and outstanding, or (b) such number of Shares determined by the Board. As of the effective date of the 2021 Incentive Plan, no further stock awards have been or will be granted under the Previous RHI 2019 Incentive Plan, and the Previous RHI 2019 Incentive Plan is no longer in effect. As of March 31, 2022, 7,984,354 shares of Common Stock were available for the Company to grant under the 2021 Incentive Plan.

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

Share-based compensation expense totaled $2,890,931 ($2,228,263, net of taxes) and $102,700 ($79,165, net of taxes) during the fiscal years ended March 31, 2022 and 2021, respectively. Share-based compensation expense is classified as “Administration expenses” in the accompanying consolidated statements of income. The increase in share-based compensation expense during the fiscal year ended March 31, 2022 reflects the accelerated vesting of stock options and new grants of restricted stock units (“RSU’s”), as discussed below. Additionally, share-based compensation expense for the fiscal year ended March 31, 2022, includes $240,000 to record a liability for a variable number of awards to be granted to non-employee directors based on a fixed dollar amount during the fiscal year ending March 31, 2023.

Stock Options

All stock options outstanding as of March 31, 2022 were granted under the Previous RHI 2019 Inventive Plan. As discussed in Note 3, “Business Combination and PIPE Investment,” each option to acquire a share of RHI Common Stock issued under the Previous RHI 2019 Incentive Plan that was outstanding immediately prior to the consummation of the Business Combination became fully vested in accordance with the original terms of the awards. Each fully vested option was then converted into an option to purchase shares of Common Stock, with the number of shares of Common Stock subject to the options and exercise price adjusted commensurately with the Exchange Ratio.

Prior to vesting, the Company recorded share-based compensation expense for stock options based on the estimated fair value of the stock options on the date of the grant using the Black-Scholes option-pricing model. The absence of a public market for the Company’s common stock on the grant date required the Company’s board of directors to estimate the fair value of its common stock for purposes of granting options and for determining share-based compensation expense by considering several objective and subjective factors, including third-party valuations, actual and forecasted operating and financial results, market conditions and performance of comparable publicly traded companies, developments and milestones in the Company, the rights and preferences of common and then-outstanding convertible preferred stock, and transactions involving the Company’s stock. The fair value of the Company’s common stock was determined in accordance with applicable elements of the American Institute of Certified Public Accountants guide, Valuation of Privately Held Company Equity Securities Issued as Compensation.

The following assumptions were used in the Black-Scholes option-pricing model to determine the fair value of stock option awards at the grant date:

●	risk-free interest rate of 1.74% — 2.41%, based on the U.S. Treasury bond yield with a remaining term equal to the expected option life assumed at the date of grant.
●	expected term (in years) of 8; which is based on consideration of the contractual terms of the stock-based awards, vesting schedules, and expectations of future employee behavior.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

(In U.S. dollars)

●	expected volatility of 39.1% to 57.7% determined by using an average of historical volatilities of selected companies deemed to be comparable to the Company corresponding to the expected term of the awards.
●	expected dividend yield of 0%, which reflects the Company’s lack of history or expectation of declaring dividends on its common stock.

The following table is a summary of stock option activity under the Plan for the fiscal year ended March 31, 2022:

				Weighted
				Average
		Weighted		Remaining
	Total	Average	Aggregate	Contractual
	Number of	Exercise	Intrinsic	Term
	Options	Price	Value	(Years)
Outstanding as of April 1, 2021	1,494,848	$5.11
Granted	—
Exercised	—	$—
Forfeited	—	$—
Outstanding as of March 31, 2022	1,494,848	$5.11	$7,055,683	7.1
Exercisable as of March 31, 2022	1,494,848	$5.11	$7,055,683
Vested or expected to vest as of March 31, 2022	1,494,848	$5.11	$7,055,683	7.1

Restricted Stock Units

During the fiscal year ended March 31, 2022, the Company granted RSUs to certain employees and executive officers under the 2021 Incentive Plan. RSUs are not entitled to dividends or dividend equivalents and are not considered to be participating securities. During the fiscal year ended March 31, 2022, 183,474 of these RSUs vested, with the remainder scheduled to vest over the following two years. The Company records share-based compensation expense for RSUs based on their grant date fair value.

The following is a summary of RSU activity for the fiscal year ended March 31, 2022:

		Weighted
	Total	Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding as of April 1, 2021	—	$—
Granted	247,045	$8.97
Vested and settled	(80,933)	$8.97
Forfeited	—	$—
Outstanding as of March 31, 2022	166,112	$8.97

The total fair value, determined as of the date of vesting, of RSUs vested and converted to common shares of the Company during the fiscal year ended March 31, 2022 was $741,492. Outstanding RSUs as of March 31, 2022, include 102,541 RSUs with a fair value of $1,007,978 that vested on March 31, 2022 and converted to common shares in April 2022.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

(In U.S. dollars)

NOTE 15. EARNINGS PER SHARE

The following table summarizes the basic and diluted earnings per common share calculation for the fiscal years ended March 31, 2022 and 2021:

	2022	2021
Basic earnings per common share
Net income attributable to Reservoir Media, Inc.	$13,076,627	$9,252,955
Less: income allocated to participating securities	(1,182,247)	(3,359,927)
Net income attributable to common shareholders	$11,894,380	$5,893,028
Weighted average common shares outstanding - basic	52,611,175	28,370,281
Earnings per common share - basic	$0.23	$0.21

Diluted earnings per common share
Net income attributable to common shareholders	$11,894,380	$5,893,028
Add: income allocated to participating securities	1,182,247	3,359,927
Net income attributable to Reservoir Media, Inc.	$13,076,627	$9,252,955

Weighted average common shares outstanding - basic	52,611,175	28,370,281
Weighted average effect of potentially dilutive securities:
Assumed conversion of RHI Preferred Stock	5,229,309	16,175,406
Effect of dilutive stock options and RSUs	609,535	—
Weighted average common shares outstanding - diluted	58,450,019	44,545,687
Earnings per common share - diluted	$0.22	$0.21

Prior to the RHI Preferred Stock Conversion in connection with the Business Combination, shares of the RHI Preferred Stock were considered participating securities.

Because of their anti-dilutive effect, 5,887,500 shares of Common Stock equivalents comprised of warrants have been excluded from the diluted earnings per share calculation for the fiscal year ended March 31, 2022. Because of their anti-dilutive effect, 1,494,848 shares of Common Stock equivalents comprised of stock options have been excluded from the diluted earnings per share calculation for the fiscal year ended March 31, 2021.

NOTE 16. FINANCIAL INSTRUMENTS

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

(In U.S. dollars)

The fair value of the outstanding interest rate swaps was a $3,991,802 asset as of March 31, 2022 and a $4,566,537 liability as of March 31, 2021. Fair value is determined using Level 2 inputs, which are based on quoted prices and market observable data of similar instruments. The change in the unrealized fair value of the swaps during the fiscal year ended March 31, 2022 of $8,558,339 was recorded as a gain on changes in fair value of derivative instruments. The change in the unrealized fair value of the swaps during the fiscal year ended March 31, 2021 of $2,988,322 was recorded as a gain on changes in fair value of derivative instruments.

(c)	Foreign Exchange Risk

The Company is exposed to foreign exchange risk in fluctuations of currency rates on its revenue from royalties, writers’ fees and its subsidiaries’ operations.

(d)	Financial Instruments

Financial instruments not described elsewhere include cash, accounts receivable, accounts payable, accrued liabilities and borrowing under its line of credit. The carrying values of these instruments as of March 31, 2022 and 2021 do not differ materially from their respective fair values due to the immediate or short-term duration of these items or their bearing market-related rates of interest.

The fair value of amounts owed to related parties at March 31, 2021 are impracticable to determine due to the related party nature of such amounts and the lack of readily determinable secondary market.

NOTE 17. CONTINGENCIES AND COMMITMENTS

(a)	Lease Commitments

The Company leases its business premises under operating leases which have expiration dates between 2022 – 2027. Rent expense totaled $1,075,723 and $962,224 during the fiscal years ended March 31, 2022 and 2021, respectively. Future minimum lease payments as of March 31, 2022 are as follows:

Fiscal year ended March 31:
2023	$758,688
2024	582,659
2025	501,160
2026	416,106
2027	229,547
Total	$2,488,160

(b)	Royalty Advances

The Company has committed to make payments for additional Royalty advances totaling $2,913,415 through March 2023, and a further $1,250,000 through March 2024, subject to certain conditions. These Royalty advances are to be used to fund future music compositions and sound recordings and will be recorded as royalty advances when paid.

(c)	Deferred Acquisition costs

As discussed in Note 9, the Company has obligations related to certain asset purchases and business acquisitions, which are recorded as liabilities. Some of those agreements call for additional amounts to be paid based on future performance of the assets. The Company has recorded liabilities based on its view of the future performance of those assets, but it is possible that the actual performance and resulting obligations may be different than current estimates.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

(In U.S. dollars)

(d)	Litigation

On September 8, 2020, an action was filed in the U.S. District Court for the Southern District of New York against a consolidated subsidiary of the Company and certain prior owners (the “Prior Owners”) of certain music copyrights acquired by such consolidated subsidiary of the Company. The legal action asserts that in 2000, the plaintiff entered into certain engagement letters (the “Engagement Letters”) with certain of the Prior Owners, which purportedly gave the plaintiff, among other things, an exclusive right to broker any future sale by the Prior Owners of the music copyrights acquired by such consolidated subsidiary of the Company, as well as a commission fee. Based on the Engagement Letters’ alleged grant of a security interest in such music copyrights, the plaintiff filed UCC financing statements and various notices of liens in the amount of $2,651,125 in the U.S. Copyright Office between 2000 and 2018. The plaintiff alleges, among other things, that the Prior Owners breached the Engagement Letters by consummating a purchase agreement with a consolidated subsidiary of the Company in 2018 without involving the plaintiff; that a consolidated subsidiary of the Company tortiously interfered with the Engagement Letters; and that the plaintiff is permitted to foreclose on the liens, including foreclosing on those music copyrights acquired by a consolidated subsidiary of the Company under the 2018 purchase agreement. Effective January 10, 2022, the plaintiff, the Prior Owners, and such consolidated subsidiary of the Company entered into a settlement agreement and mutual release which required the Prior Owners to pay a settlement amount to the plaintiff, which amount was paid by the Prior Owners prior to the stipulated deadline. On January 26, 2022, the plaintiff filed an agreed-upon stipulation of dismissal with prejudice with the U.S. District Court for the Southern District of New York. As a result, all liens granted by the Prior Owners were terminated. As of January 31, 2022, the consolidated subsidiary of the Company has terminated all filings made by the Prior Owner with respect to such liens. Neither the Company nor its consolidated subsidiary named in the action were required to pay any portion of the settlement amounts pursuant to such settlement agreement and mutual release.

In addition to the foregoing, the Company is subject to claims and contingencies in the normal course of business. To the extent the Company cannot predict the outcome of the claims and contingencies or estimate the amount of any loss that may result, no provision for any contingent liabilities has been made in the consolidated financial statements. The Company believes that losses resulting from these matters, if any, would not have a material adverse effect on the financial position, results of operations or cash flows of the Company. All such matters which the Company concludes are probable to result in a loss and for which management can reasonably estimate the amount of such loss have been accrued for within these consolidated financial statements.

NOTE 18. SEGMENT REPORTING

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

The following tables present total revenue and reconciliation of OIBDA to operating income by segment for the fiscal years ended March 31, 2022 and 2021:

	Fiscal Year Ended March 31, 2022
	Music	Recorded
	Publishing	Music	Other	Consolidated
Total revenue	$77,070,636	$29,510,982	$1,258,627	$107,840,245
Reconciliation of OIBDA to operating income:
Operating income(a)	10,730,584	8,386,143	236,294	19,353,021
Amortization and depreciation	13,769,188	5,154,612	98,331	19,022,131
OIBDA	$24,499,772	$13,540,755	$334,625	$38,375,152

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

(In U.S. dollars)

	Fiscal Year Ended March 31, 2021
	Music	Recorded
	Publishing	Music	Other	Consolidated
Total revenue	$66,074,134	$13,079,347	$1,092,183	$80,245,664
Reconciliation of OIBDA to operating income:
Operating income(a)	15,278,593	2,786,566	262,494	18,327,653
Amortization and depreciation	11,749,031	2,222,272	106,170	14,077,473
OIBDA	$27,027,624	$5,008,838	$368,664	$32,405,126

(a)

During the fourth quarter the fiscal year ended March 31, 2022, the Company revised the methodology it uses to allocate corporate general and administrative expenses to its operating segments to better align usage of corporate resources allocated to the Company segments. The updated allocation methodology had no impact on the Company’s consolidated statements of operations. This change was applied retrospectively, and segment OIBDA for all comparative periods has been updated to reflect this change.

The Company’s CODM manages assets on a consolidated basis. Accordingly, segment assets are not reported to the Company’s CODM, used to allocate resources or assess performance of the segments, and therefore, total segment assets have not been disclosed.

Total long-lived assets by country are as follows as of March 31, 2022 and 2021:

	2022	2021
United States	$247,653	$187,861
United Kingdom	94,427	133,905

During the fiscal years ended March 31, 2022 and 2021, a single external customer accounted for 11% and 12%, respectively, of total revenues, and is included in both the Music Publishing and Recorded Music segments. No other customer accounted for more than 10% of revenue.

NOTE 19. CORRECTION OF PRIOR PERIOD ERRORS

During the current fiscal year-end financial reporting process, the Company identified prior period accounting errors that the Company has concluded are not material to the Company’s previously reported consolidated financial statements and unaudited interim condensed consolidated financial statements. The financial reporting periods affected by these errors include the Company’s previously reported consolidated financial statements for the fiscal years ended March 31, 2020, and 2021, and the Company’s previously reported unaudited interim condensed consolidated financial information for each of the quarterly and fiscal year-to-date periods ended December 31, 2020, and 2021 (collectively the “previously reported financial statements”).

Based on management’s evaluation of the accounting errors in consideration of the SEC Staff’s Accounting Bulletins Nos. 99 (“SAB 99”) and 108 (“SAB 108”) and interpretations therewith, the Company concluded the errors are not material, on an individual or aggregate basis, to the Company’s previously reported financial statements.  However, the Company further concluded the accounting errors cannot be corrected as an out-of-period adjustment in the Company’s current period consolidated financial statements as of and for the year ended March 31, 2022, because to do so would cause a material misstatement in those financial statements.  Accordingly, the Company referred to the guidance prescribed by SAB 108 which specifies that the errors must be corrected the next time the previously reported financial statements are filed.  Therefore, the Company has corrected these accounting errors in the accompanying consolidated financial statements as of and for the fiscal years ended March 31, 2022, and 2021 as an immaterial revision of these financial statements.  In addition, the Company plans to correct the accounting errors in its previously reported interim condensed consolidated financial information for the three-month period ended June 30, 2021, the three- and six-month periods ended September 30, 2021, and the three- and nine-month periods ended December 31, 2021, as an immaterial revision of those financial statements upon filing of the Company’s fiscal year 2023 Quarterly Reports on Form 10-Q.

The following is a description of the accounting errors and their impact on the Company’s previously reported financial statements:

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

(In U.S. dollars)

The Company identified certain accounting errors that originated in the fourth quarter of fiscal year 2020 related to the recognition of royalty revenue associated with royalties generated from the pre-acquisition usage of intellectual property rights that the Company acquired in certain of its music catalog acquisitions for which the Company was entitled to collect pre-acquisition royalties from the sellers for a specified period prior to the closing date of these acquisitions.  The Company’s historical accounting practice with respect to pre-acquisition royalties was to recognize revenue upon closing of the acquisitions.  Upon further review, the Company concluded that the pre-acquisition royalties should have been accounted for as reduction of the purchase price of the acquired music catalogs, as prescribed by ASC 805-50, Business Combinations – Related Issues (“ASC 805-50”) rather than recognized as revenue under ASC 606, Revenue from Contracts with Customers (“ASC 606”).

As part of its review, the Company further concluded that certain royalty revenue generated from pre-acquisition usage that remained uncollected at closing, as well as the related royalties due to certain artists or songwriters associated with each of the acquired music catalogs, should have been recognized as accounts receivable and royalties payable, respectively, on the closing date of the acquired music catalog based on the Company’s best estimate of the uncollected royalties due to the Company and payables due to the artists or songwriters on the closing date. The Company’s historical accounting practice associated with these uncollected royalties and royalties payable was to recognize the uncollected royalties as revenue under ASC 606 as they were collected after the closing date, and to recognize cost of revenue as the royalties due to the artists or songwriters when the related royalty revenue was collected.  The Company also concluded that the acquired accounts receivable and royalties payable assumed on the date of closing should have been included in the purchase price allocation of the Company’s acquired music catalogs, as prescribed by ASC 805-50. The financial tables below present the impact of correcting the accounting errors on the Company’s previously reported financial statements.

Annual Periods:

The following table presents the impact of correcting the accounting errors on the Company’s previously reported consolidated statements of income for the fiscal years ended March 31, 2021, and 2020:

	Fiscal Year Ended March 31, 2021			Fiscal Year Ended March 31, 2020
	As			As
	Reported	Adjustment	Revised	Reported	Adjustment	Revised
Revenues	$81,777,789	$(1,532,125)	$80,245,664	$63,238,672	$(767,851)	$62,470,821
Cost of revenue	32,991,979	(137,526)	32,854,453	27,305,489	(9,675)	27,295,814
Amortization and depreciation	14,128,604	(51,131)	14,077,473	8,423,197	(12,798)	8,410,399
Total costs and expenses	62,106,668	(188,657)	61,918,011	47,761,359	(22,473)	47,738,886
Operating income	19,671,121	(1,343,468)	18,327,653	15,477,313	(745,378)	14,731,935
Income before income taxes	12,789,787	(1,343,468)	11,446,319	14,209,908	(745,378)	13,464,530
Income tax expense	2,454,153	(307,462)	2,146,691	4,199,141	(166,781)	4,032,360
Net income	10,335,634	(1,036,006)	9,299,628	10,010,767	(578,597)	9,432,170
Net income attributable to Reservoir Media, Inc.	10,288,961	(1,036,006)	9,252,955	10,057,794	(578,597)	9,479,197

Earnings per common share - basic	$0.23	$(0.02)	$0.21	$0.26	$(0.01)	$0.25
Earnings per common share - diluted	$0.23	$(0.02)	$0.21	$0.26	$(0.01)	$0.25

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

(In U.S. dollars)

The following table presents the impact of correcting the accounting errors on the Company’s previously reported consolidated statements of comprehensive income for the fiscal years ended March 31, 2021, and 2020:

	Fiscal Year Ended March 31, 2021			Fiscal Year Ended March 31, 2020
	As			As
	Reported	Adjustment	Revised	Reported	Adjustment	Revised
Net income	$10,335,634	$(1,036,006)	$9,299,628	$10,010,767	$(578,597)	$9,432,170
Total comprehensive income	16,817,607	(1,036,006)	15,781,601	8,029,014	(578,597)	7,450,417
Total comprehensive income attributable to Reservoir Holdings, Inc.	16,770,934	(1,036,006)	15,734,928	8,076,041	(578,597)	7,497,444

The following table presents the impact of correcting the accounting errors on the Company’s previously reported consolidated balance sheet and consolidated statements of changes in shareholders’ equity as of March 31, 2021, and 2020:

	March 31, 2021			March 31, 2020
	As			As
	Reported	Adjustment	Revised	Reported	Adjustment	Revised
Intangible assets, net	$393,238,010	$(2,088,847)	$391,149,163	$285,109,108	$(745,378)	$284,363,730
Total assets	463,944,453	(2,088,847)	461,855,606	396,591,203	(745,378)	395,845,825
Income taxes payable	533,495	(6,323)	527,172	297,112	(160,166)	136,946
Deferred income taxes	19,735,537	(467,920)	19,267,617	16,415,239	(6,615)	16,408,624
Total liabilities	267,959,248	(474,243)	267,485,005	225,499,314	(166,781)	225,332,533
Retained earnings (accumulated deficit)	751,496	(1,614,604)	(863,108)	(9,537,465)	(578,597)	(10,116,062)
Total Reservoir Media, Inc. shareholders’ equity	194,979,508	(1,614,604)	193,364,904	170,132,865	(578,597)	169,554,268
Total shareholders’ equity	195,985,205	(1,614,604)	194,370,601	171,091,888	(578,597)	170,513,291
Total liabilities and shareholders’ equity	463,944,453	(2,088,847)	461,855,606	396,591,202	(745,378)	395,845,824

The following table presents the impact of correcting the accounting errors on the Company’s previously reported consolidated statements of cash flows for the fiscal years ended March 31, 2021, and 2020:

	Fiscal Year Ended March 31, 2021			Fiscal Year Ended March 31, 2020
	As			As
	Reported	Adjustment	Revised	Reported	Adjustment	Revised
Net income	$10,335,634	$(1,036,006)	$9,299,628	$10,010,767	$(578,597)	$9,432,170
Amortization of intangible assets	13,906,199	(51,131)	13,855,068	8,250,305	(12,798)	8,237,507
Accounts payable and accrued expenses	(213,335)	(137,526)	(350,861)	1,684,961	(9,675)	1,675,286
Income taxes payable	236,383	153,843	390,226	182,911	(160,166)	22,745
Deferred income taxes	2,080,622	(461,305)	1,619,317	3,651,234	(6,615)	3,644,619
Net cash provided by operating activities	16,246,946	(1,532,125)	14,714,821	11,881,542	(767,851)	11,113,691
Purchases of music catalogs	(120,053,289)	1,532,125	(118,521,164)	(106,841,628)	767,851	(106,073,777)
Net cash used for investing activities	(120,146,556)	1,532,125	(118,614,431)	(107,806,381)	767,851	(107,038,530)

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

(In U.S. dollars)

Unaudited Fiscal Year 2022 Interim Periods:

The following table presents the impact of correcting the accounting errors on the Company’s previously reported unaudited condensed consolidated statements of income for the three-month periods ended June 30, 2021, September 30, 2021, and December 31, 2021, the six-month period ended September 30, 2021, and the nine-month period ended December 31, 2021:

	Three Months Ended June 30, 2021			Three Months Ended September 30, 2021			Three Months Ended December 31, 2021
	As			As			As
	Reported	Adjustment	Revised	Reported	Adjustment	Revised	Reported	Adjustment	Revised
Revenues	$16,718,150	$(85,519)	$16,632,631	$30,435,488	$(162,324)	$30,273,164	$27,127,779	$(1,315,223)	$25,812,556
Amortization and depreciation	4,079,245	(19,522)	4,059,723	4,777,683	(20,555)	4,757,128	4,981,748	(26,712)	4,955,036
Total costs and expenses	16,436,462	(19,522)	16,416,940	22,524,426	(20,555)	22,503,871	23,149,881	(26,712)	23,123,169
Operating income	281,688	(65,997)	215,691	7,911,062	(141,769)	7,769,293	3,977,898	(1,288,511)	2,689,387
Income (loss) before income taxes	(1,968,129)	(65,997)	(2,034,126)	6,053,514	(141,769)	5,911,745	3,093,763	(1,288,511)	1,805,252
Income tax expense (benefit)	(510,646)	(16,499)	(527,145)	1,575,325	(35,442)	1,539,883	717,379	(322,128)	395,251
Net income (loss)	(1,457,483)	(49,498)	(1,506,981)	4,478,189	(106,327)	4,371,862	2,376,384	(966,383)	1,410,001
Net income (loss) attributable to Reservoir Media, Inc.	(1,403,500)	(49,498)	(1,452,998)	4,555,697	(106,327)	4,449,370	2,149,454	(966,383)	1,183,071

Earnings (loss) per common share - basic	$(0.05)	$—	$(0.05)	$0.08	$—	$0.08	$0.03	$(0.01)	$0.02
Earnings (loss) per common share - diluted	$(0.05)	$—	$(0.05)	$0.08	$—	$0.08	$0.03	$(0.01)	$0.02

	Six Months Ended September 30, 2021			Nine Months Ended December 31, 2021
	As			As
	Reported	Adjustment	Revised	Reported	Adjustment	Revised
Revenues	$47,153,638	$(247,843)	$46,905,795	$74,281,417	$(1,563,066)	$72,718,351
Amortization and depreciation	8,856,928	(40,077)	8,816,851	13,838,676	(66,789)	13,771,887
Total costs and expenses	38,960,888	(40,077)	38,920,811	62,110,769	(66,789)	62,043,980
Operating income	8,192,750	(207,766)	7,984,984	12,170,648	(1,496,277)	10,674,371
Income before income taxes	4,085,385	(207,766)	3,877,619	7,179,148	(1,496,277)	5,682,871
Income tax expense	1,064,679	(51,941)	1,012,738	1,782,058	(374,069)	1,407,989
Net income	3,020,706	(155,825)	2,864,881	5,397,090	(1,122,208)	4,274,882
Net income attributable to Reservoir Media, Inc.	3,152,197	(155,825)	2,996,372	5,301,651	(1,122,208)	4,179,443

Earnings per common share - basic	$0.06	$—	$0.06	$0.10	$(0.03)	$0.07
Earnings per common share - diluted	$0.06	$—	$0.06	$0.09	$(0.02)	$0.07

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

(In U.S. dollars)

The following table presents the impact of correcting the accounting errors on the Company’s previously reported unaudited condensed consolidated statements of comprehensive income (loss) for the three-month periods ended June 30, 2021, September 30, 2021, and December 31, 2021, the six-month period ended September 30, 2021, and the nine-month period ended December 31, 2021:

	Three Months Ended June 30, 2021			Three Months Ended September 30, 2021			Three Months Ended December 31, 2021
	As			As			As
	Reported	Adjustment	Revised	Reported	Adjustment	Revised	Reported	Adjustment	Revised
Net income	$(1,457,483)	$(49,498)	$(1,506,981)	$4,478,189	$(106,327)	$4,371,862	$2,376,384	$(966,383)	$1,410,001
Total comprehensive income (loss)	(1,242,341)	(49,498)	(1,291,839)	2,698,752	(106,327)	2,592,425	2,531,476	(966,383)	1,565,093
Total comprehensive income (loss) attributable to Reservoir Holdings, Inc.	(1,188,358)	(49,498)	(1,237,856)	2,776,260	(106,327)	2,669,933	2,304,546	(966,383)	1,338,163

	Six Months Ended September 30, 2021			Nine Months Ended December 31, 2021
	As			As
	Reported	Adjustment	Revised	Reported	Adjustment	Revised
Net income	$3,020,706	$(155,825)	$2,864,881	$5,397,090	$(1,122,208)	$4,274,882
Total comprehensive income (loss)	1,456,411	(155,825)	1,300,586	3,987,887	(1,122,208)	2,865,679
Total comprehensive income (loss) attributable to Reservoir Holdings, Inc.	1,587,902	(155,825)	1,432,077	3,892,448	(1,122,208)	2,770,240

The following table presents the impact of correcting the accounting errors on the Company’s previously reported unaudited condensed consolidated balance sheet and consolidated statements of changes in shareholders’ equity as of June 30, 2021, September 30, 2021, and December 31, 2021:

	June 30, 2021			September 30, 2021			December 31, 2021
	As			As			As
	Reported	Adjustment	Revised	Reported	Adjustment	Revised	Reported	Adjustment	Revised
Intangible assets, net	$500,591,041	$(2,154,844)	$498,436,197	$511,091,322	$(2,296,613)	$508,794,709	$538,787,661	$(3,585,124)	$535,202,537
Total assets	580,983,613	(2,154,844)	578,828,769	601,704,401	(2,296,613)	599,407,788	633,057,023	(3,585,124)	629,471,899
Income taxes payable	533,937	(6,323)	527,614	490,713	(6,323)	484,390	524,442	(6,323)	518,119
Deferred income taxes	19,772,056	(484,419)	19,287,637	20,569,924	(519,861)	20,050,063	20,599,049	(841,989)	19,757,060
Total liabilities	386,215,074	(490,742)	385,724,332	262,898,821	(526,184)	262,372,637	290,511,282	(848,312)	289,662,970
Retained earnings (accumulated deficit)	(652,004)	(1,664,102)	(2,316,106)	3,903,693	(1,770,429)	2,133,264	6,053,147	(2,736,812)	3,316,335
Total Reservoir Media, Inc, shareholders' equity	193,816,825	(1,664,102)	192,152,723	337,931,374	(1,770,429)	336,160,945	341,444,605	(2,736,812)	338,707,793
Total shareholders' equity	194,768,539	(1,664,102)	193,104,437	338,805,580	(1,770,429)	337,035,151	342,545,741	(2,736,812)	339,808,929
Total liabilities and shareholders' equity	580,983,613	(2,154,844)	578,828,769	601,704,401	(2,296,613)	599,407,788	633,057,023	(3,585,124)	629,471,899

The following table presents the impact of correcting the accounting errors on the Company’s previously reported unaudited condensed consolidated statements of cash flows for the three-month period ended June 30, 2021, the six-month period ended September 30, 2021, and the nine-month period ended December 31, 2021:

	Three Months Ended June 30, 2021			Six Months Ended September 30, 2021			Nine Months Ended December 31, 2021
	As			As			As
	Reported	Adjustment	Revised	Reported	Adjustment	Revised	Reported	Adjustment	Revised
Net income (loss)	$(1,457,483)	$(49,498)	$(1,506,981)	$3,020,706	$(155,825)	$2,864,881	$5,397,090	$(1,122,208)	$4,274,882
Amortization of intangible assets	4,047,966	(19,522)	4,028,444	8,780,146	(40,077)	8,740,069	13,713,202	(66,789)	13,646,413
Deferred income taxes	36,519	(16,499)	20,020	834,387	(51,941)	782,446	863,512	(374,069)	489,443
Net cash provided by operating activities	3,827,380	(85,519)	3,741,861	1,712,965	(247,843)	1,465,122	14,414,357	(1,563,066)	12,851,291
Purchases of music catalogs	(112,308,497)	85,519	(112,222,978)	(125,902,112)	247,843	(125,654,269)	(157,555,894)	1,563,066	(155,992,828)
Net cash used for investing activities	(112,785,355)	85,519	(112,699,836)	(128,395,338)	247,843	(128,147,495)	(160,143,142)	1,563,066	(158,580,076)

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

(In U.S. dollars)

Unaudited Fiscal Year 2021 Interim Periods:

For the nine-month period ended December 31, 2020, the impact of correcting the accounting errors on the Company’s previously reported revenue, operating income, and net income was a reduction of $376,662, $206,120, and $160,000, respectively

NOTE 20. SUBSEQUENT EVENT

In April 2022, the Company entered into an agreement for its new headquarter office facility consisting of 12,470 square feet of leased office space at 200 Varick Street, Suite 801A, New York, NY (the “New HQ Lease”). Pursuant to the New HQ Lease agreement, the lease term is estimated to commence during the Company’s third or fourth quarter of the fiscal year ending March 31, 2023. The total commitment of approximately $8.4 million is payable monthly with escalating rental payments over the 130-month lease term.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls Over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022, as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Annual Report, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting identified while preparing our consolidated financial statements as of March 31, 2022, and 2021. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our identified material weaknesses in internal control over financial reporting relate to (i) an ineffective control environment due to improper segregation of duties and a lack of qualified personnel to address certain complex accounting transactions, and (ii) an ineffective risk assessment process resulting in improper design of control activities to address certain risks of material misstatement. These material weaknesses resulted in immaterial misstatements in our previously reported consolidated financial statements for the fiscal years ended March 31, 2020, and 2021, and unaudited interim condensed consolidated financial information for each of the quarterly and fiscal year-to-date periods ended December 31, 2020, and 2021, related to the accounting for the acquisition of certain music catalogs, which were corrected prior to issuance of our consolidated financial statements for the fiscal year ended March 31, 2022. Notwithstanding these material weaknesses, management has concluded that the consolidated financial statements included in this Annual Report are fairly stated in all material respects in accordance with US GAAP.

We continue to take steps to remediate the material weaknesses described above by hiring additional qualified accounting personnel and further evolving our accounting processes. We will not be able to fully remediate these material weaknesses until these steps have been completed and we have been operating effectively for a sufficient period of time.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Under the rules and regulations of the SEC, we are not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until we file our Annual Report for the fiscal year ending March 31, 2023. Additionally, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive Proxy Statement pertaining to our 2022 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2022 fiscal year, and is herein incorporated by reference.

Code of Ethics

We have adopted a Code of Ethics, which is applicable to all directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. Our Code of Ethics is posted on our Investor Relations website at https://investors.reservoir-media.com/ on the Corporate Governance page of the website. To the extent required by SEC rules, we intend to disclose any amendments to our Code of Ethics, and any waiver of a provision of the Code of Ethics with respect to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website referred to above following any such amendment or waiver.

Item 11.Executive Compensation

The information required by this item will be included in our definitive Proxy Statement pertaining to our 2022 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2022 fiscal year, and is herein incorporated by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our definitive Proxy Statement pertaining to our 2022 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2022 fiscal year, and is herein incorporated by reference.

Item 13.Certain Relationships and Related Transactions, Director Independence

The information required by this item will be included in our definitive Proxy Statement pertaining to our 2022 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2022 fiscal year, and is herein incorporated by reference.

Item 14.Principal Accounting Fees and Services

The information required by this item will be included in our definitive Proxy Statement pertaining to our 2022 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2022 fiscal year, and is herein incorporated by reference.

Part IV

Item 15.Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Annual Report:
1)	Financial Statements. Our financial statements are included in Part II, Item 8 of this Annual Report.
2)	Financial Statements Schedules. All schedules are omitted either because they are not applicable, not required, or the information required to be set forth therein is included under Part II, Item 8 of this Annual Report.
3)	Exhibits. The exhibits listed in the Exhibit Index immediately below are filed as part of this Annual Report.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1

Agreement and Plan of Merger, dated as of April 14, 2021, by and among Roth CH Acquisition II Co., Roth CH II Merger Sub Corp. and Reservoir Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Reservoir Media, Inc.’s Current Report on Form 8-K filed with the SEC on July 28, 2021).

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

4.1

Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Amendment No. 1 to Roth CH Acquisition II Co.’s Registration Statement on Form S-1 filed with the SEC on December 7, 2020).

4.2

Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Amendment No. 1 to Roth CH Acquisition II Co.’s Registration Statement on Form S-1 filed with the SEC on December 7, 2020).

4.3

Warrant Agreement, dated as of December 10, 2020, by and between Continental Stock Transfer & Trust Company and Roth CH Acquisition II Co. (incorporated by reference to Exhibit 4.1 to Roth CH Acquisition II Co.’s Current Report on Form 8-K filed with the SEC on December 16, 2020).

4.4

Stockholders Agreement, dated as of April 14, 2021, by and among Roth CH Acquisition II Co., Reservoir Holdings, Inc. and CHLM Sponsor-1 LLC (incorporated by reference to Exhibit 10.5 to Roth CH Acquisition II Co.’s Current Report on Form 8-K filed with the SEC on April 15, 2021).

4.5

Lockup Agreement, dated as of April 14, 2021, by and among Roth CH Acquisition II Co. and Reservoir Holdings, Inc.’s executive officers and securityholders (incorporated by reference to Exhibit 10.2 to Roth CH Acquisition II Co.’s Current Report on Form 8-K filed with the SEC on April 15, 2021).

4.6*	Description of Securities

10.1

Letter Agreements, dated December 10, 2020, by and among Roth CH Acquisition II Co., Roth Capital Partners, LLC, Craig-Hallum Capital Group LLC and Roth CH Acquisition II Co.’s executive officers, directors and securityholders (incorporated by reference to Exhibit 10.1 to Roth CH Acquisition II Co.’s Current Report on Form 8-K filed with the SEC on December 16, 2020).

Exhibit Number	Exhibit Description

10.2

Stock Escrow Agreement, dated as of December 10, 2020, by and among Roth CH Acquisition II Co., Continental Stock Transfer & Trust Company, as escrow agent, and the initial securityholders of Roth CH Acquisition II Co. (incorporated by reference to Exhibit 10.3 to Roth CH Acquisition II Co.’s Current Report on Form 8-K filed with the SEC on December 16, 2020).

10.3

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

10.6†

Fourth Amended and Restated Credit Agreement, dated as of July 28, 2021, by and among Reservoir Media Management, Inc., Reservoir Media, Inc., the lenders party thereto from time to time and Truist Bank, as administrative agent (incorporated by reference to Exhibit 10.6 to Reservoir Media, Inc.’s Current Report on Form 8-K filed with the SEC on July 28, 2021).

10.7†

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

10.8+	Reservoir Media, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Reservoir Media, Inc.’s Registration Statement on Form S-8 filed with the SEC on October 14, 2021).

10.9+	Form of Indemnification Agreement.

10.10+

Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Reservoir Media, Inc.’s Registration Statement on Form S-8 filed with the SEC on October 14, 2021).

10.11+	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to Reservoir Media, Inc.’s Registration Statement on Form S-8 filed with the SEC on October 14, 2021).

10.12+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to Reservoir Media, Inc.’s Registration Statement on Form S-8 filed with the SEC on October 14, 2021).

10.13+	Form of Stock Award Agreement (incorporated by reference to Exhibit 10.5 to Reservoir Media, Inc.’s Registration Statement on Form S-8 filed with the SEC on October 14, 2021).

10.14+

Letter of Employment, dated April 1, 2021, by and between Reservoir Media Management, Inc. and Golnar Khosrowshahi (incorporated by reference to Exhibit 10.13 to Roth CH Acquisition II Co.’s Registration Statement on Form S-1 filed with the SEC on July 1, 2021).

10.15+

Amended and Restated Letter of Employment, dated April 1, 2021, by and between Reservoir Media Management, Inc. and Rell Lafargue (incorporated by reference to Exhibit 10.14 to Roth CH Acquisition II Co.’s Registration Statement on Form S-1 filed with the SEC on July 1, 2021).

Exhibit Number	Exhibit Description

10.16+

Amended Letter of Employment, dated April 1, 2021, by and between Reservoir Media Management, Inc. and Jim Heindlmeyer (incorporated by reference to Exhibit 10.15 to Roth CH Acquisition II Co.’s Registration Statement on Form S-1 filed with the SEC on July 1, 2021).

21.1	Subsidiaries of Reservoir Media, Inc. (incorporated by reference to Exhibit 21.1 to Reservoir Media, Inc.’s Current Report on Form 8-K filed with the SEC on July 28, 2021).

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
*	Filed herewith.
**	Furnished herewith.
†	Portions of this exhibit have been omitted pursuant to Item 601(a)(v) of Regulation S-K.
+	Indicates a management contract or compensatory plan or agreement.

Item 16.Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   June 21, 2022

RESERVOIR MEDIA, INC.

By:	/s/ Golnar Khosrowshahi
Name: Golnar Khosrowshahi
Title: Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Golnar Khosrowshahi	Chief Executive Officer and Director	June 21, 2022
Golnar Khosrowshahi	(Principal Executive Officer)

/s/ Jim Heindlmeyer	Chief Financial Officer	June 21, 2022
Jim Heindlmeyer	(Principal Financial and Accounting Officer)

/s/ Rell Lafargue	President, Chief Operating Officer and Director	June 21, 2022
Rell Lafargue

/s/ Stephen M. Cook	Director	June 21, 2022
Stephen M. Cook

/s/ Helima Croft	Director	June 21, 2022
Helima Croft

/s/ Ezra S. Field	Chair of the Board of Directors	June 21, 2022
Ezra S. Field

/s/ Neil de Gelder	Director	June 21, 2022
Neil de Gelder

/s/ Jennifer G. Koss	Director	June 21, 2022
Jennifer G. Koss

/s/ Adam Rothstein	Director	June 21, 2022
Adam Rothstein

/s/ Ryan P. Taylor Ryan P. Taylor	Director	June 21, 2022