Form 10-Q
period 2022-06-30
Reservoir Media, Inc.
filed 2022-08-05
CIK 1824403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, there were 64,373,904 shares of Common Stock of Reservoir Media, Inc. issued and outstanding.

RESERVOIR MEDIA, INC.

FORM 10-Q FOR THE QUARTER ENDED June 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In U.S. dollars, except share data)

(Unaudited)

	Three Months Ended June 30,
	2022	2021

Revenues	$24,278,770	$16,632,631
Costs and expenses:
Cost of revenue	9,975,131	7,692,387
Amortization and depreciation	5,361,503	4,059,723
Administration expenses	7,621,610	4,664,830
Total costs and expenses	22,958,244	16,416,940

Operating income	1,320,526	215,691

Interest expense	(2,976,060)	(2,779,052)
Gain (loss) on foreign exchange	107,343	(18,321)
Gain on fair value of swaps	1,570,337	547,488
Interest and other income	13	68
Income (loss) before income taxes	22,159	(2,034,126)
Income tax expense (benefit)	5,338	(527,145)
Net income (loss)	16,821	(1,506,981)
Net loss attributable to noncontrolling interests	59,218	53,983
Net income (loss) attributable to Reservoir Media, Inc.	$76,039	$(1,452,998)

Earnings (loss) per common share (Note 15):
Basic	$0.00	$(0.05)
Diluted	$0.00	$(0.05)

Weighted average common shares outstanding (Note 15):
Basic	64,223,531	28,539,299
Diluted	64,781,739	28,539,299

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In U.S. dollars)

(Unaudited)

	Three Months Ended June 30,
	2022	2021

Net income (loss)	$16,821	$(1,506,981)
Other comprehensive income (loss):
Translation adjustments	(5,011,563)	215,142
Total comprehensive loss	(4,994,742)	(1,291,839)
Comprehensive loss attributable to noncontrolling interests	59,218	53,983
Total comprehensive loss attributable to Reservoir Media, Inc.	$(4,935,524)	$(1,237,856)

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars, except share data)

(Unaudited)

	June 30,	March 31,
	2022	2022
Assets
Current assets
Cash and cash equivalents	$12,570,147	$17,814,292
Accounts receivable	25,604,221	25,210,936
Current portion of royalty advances	13,539,768	12,375,420
Inventory and prepaid expenses	4,533,111	4,041,471
Total current assets	56,247,247	59,442,119

Intangible assets, net	564,416,843	571,383,855
Equity method and other investments	3,676,072	3,912,978
Royalty advances, net of current portion	50,392,471	44,637,334
Property, plant and equipment, net	359,633	342,080
Operating lease right of use assets, net	2,002,931	—
Fair value of swap assets	5,562,139	3,991,802
Other assets	662,110	559,922
Total assets	$683,319,446	$684,270,090

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$5,351,476	$4,436,943
Royalties payable	26,269,490	21,235,815
Accrued payroll	388,080	1,938,281
Deferred revenue	725,438	1,103,664
Other current liabilities	3,387,361	12,272,577
Income taxes payable	116,324	77,496
Total current liabilities	36,238,169	41,064,776

Secured line of credit	277,428,149	269,856,169
Deferred income taxes	24,040,179	24,884,170
Operating lease liabilities, net of current portion	1,404,826	—
Other liabilities	905,509	1,012,651
Total liabilities	340,016,832	336,817,766

Contingencies and commitments (Note 17)

Shareholders' Equity
Preferred stock, $0.0001 par value 75,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2022 and March 31, 2022	—	—
Common stock, $0.0001 par value; 750,000,000 shares authorized, 64,290,324 issued and outstanding at June 30, 2022; 64,150,186 issued and outstanding at March 31, 2022	6,429	6,415
Additional paid-in capital	336,217,999	335,372,981
Retained earnings	12,289,558	12,213,519
Accumulated other comprehensive loss	(6,209,621)	(1,198,058)
Total Reservoir Media, Inc. shareholders’ equity	342,304,365	346,394,857
Noncontrolling interest	998,249	1,057,467
Total shareholders’ equity	343,302,614	347,452,324
Total liabilities and shareholders’ equity	$683,319,446	$684,270,090

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In U.S. dollars, except share data)

(Unaudited)

	For the Three Months Ended June 30, 2022
							Accumulated
	Preferred Stock		Common Stock				other
					Additional	Retained	comprehensive	Noncontrolling	Shareholders'
	Shares	Amount	Shares	Amount	paid-in capital	earnings	loss	interests	equity
Balance, March 31, 2022	—	$—	64,150,186	$6,415	$335,372,981	$12,213,519	$(1,198,058)	$1,057,467	$347,452,324
Share-based compensation	—	—	—	—	359,461	—	—	—	359,461
Vesting of restricted stock units, net of shares withheld for employee taxes	—	—	140,138	14	(475,872)	—	—	—	(475,858)
Reclassification of liability-classified awards to equity-classified awards	—	—	—	—	961,429	—	—	—	961,429
Net income (loss)	—	—	—	—	—	76,039	—	(59,218)	16,821
Other comprehensive loss	—	—	—	—	—	—	(5,011,563)	—	(5,011,563)
Balance, June 30, 2022	—	$—	64,290,324	$6,429	$336,217,999	$12,289,558	$(6,209,621)	$998,249	$343,302,614

	For the Three Months Ended June 30, 2021
							Accumulated
	Preferred Stock		Common Stock				other
					Additional	Accumulated	comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Shares	Amount	paid-in capital	deficit	income	interests	equity
Balance, March 31, 2021	16,175,406	$81,632,500	28,539,299	$2,854	$110,496,300	$(863,108)	$2,096,358	$1,005,697	$194,370,601
Share-based compensation	—	—	—	—	25,675	—	—	—	25,675
Net loss	—	—	—	—	—	(1,452,998)	—	(53,983)	(1,506,981)
Other comprehensive income	—	—	—	—	—	—	215,142	—	215,142
Balance, June 30, 2021	16,175,406	$81,632,500	28,539,299	$2,854	$110,521,975	$(2,316,106)	$2,311,500	$951,714	$193,104,437

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

(Unaudited)

	Three Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$16,821	$(1,506,981)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	5,315,265	4,028,444
Depreciation of property, plant and equipment	46,238	31,279
Share-based compensation	765,503	25,675
Non-cash interest charges	578,955	218,498
Gain on fair value of swaps	(1,570,337)	(547,488)
Share of earnings of equity affiliates, net of tax	(25,721)	—
Dividend from equity affiliates	6,168	8,088
Deferred income taxes	—	20,020
Changes in operating assets and liabilities:
Accounts receivable	(393,285)	1,823,488
Inventory and prepaid expenses	(491,640)	(2,382,719)
Royalty advances	(6,919,485)	(3,868,620)
Other assets and liabilities	96,506	—
Accounts payable and accrued expenses	4,339,141	5,891,735
Income tax payable	38,828	442
Net cash provided by operating activities	1,802,957	3,741,861
Cash flows from investing activities:
Purchases of music catalogs	(12,708,782)	(112,178,528)
Investment in equity method and other investments	—	(500,000)
Purchase of property, plant and equipment	(63,791)	(21,308)
Net cash used for investing activities	(12,772,573)	(112,699,836)
Cash flows from financing activities:
Proceeds from secured line of credit	7,000,000	32,900,000
Repayments of secured loans	—	(250,000)
Taxes paid related to net share settlement of restricted stock units	(475,858)	—
Deferred financing costs paid	(6,975)	—
Draws on related party loans	—	80,913,620
Net cash provided by financing activities	6,517,167	113,563,620
Foreign exchange impact on cash	(791,696)	209,139
(Decrease) increase in cash and cash equivalents	(5,244,145)	4,814,784
Cash and cash equivalents beginning of period	17,814,292	9,209,920
Cash and cash equivalents end of period	$12,570,147	$14,024,704

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The Business Combination was accounted for as a reverse recapitalization, with RHI determined to be the accounting acquirer and the Company as the acquired company for accounting purposes. All historical financial information presented in the unaudited condensed consolidated financial statements represents the accounts of RHI and its consolidated subsidiaries as if RHI is the predecessor to the Company. See Note 4, “Business Combination and PIPE Investment” for additional information with respect to the Business Combination and related transactions.

The Company’s activities are organized into two operating segments: Music Publishing and Recorded Music. Operations of the Music Publishing segment involve the acquisition of interests in music catalogs from which royalties are earned as well as signing songwriters to exclusive agreements which give the Company an interest in the future delivery of songs. The publishing catalog includes ownership or control rights to more than 140,000 musical compositions that span across historic pieces, motion picture scores and current award-winning hits. Operations of the Recorded Music segment involve the acquisition of sound recording catalogs as well as the discovery and development of recording artists and the marketing, distribution, sale and licensing of the music catalog. The Recorded Music operations are primarily conducted through the Chrysalis Records platform and Tommy Boy Music, LLC (“Tommy Boy”), acquired in June 2021, and include the ownership of over 36,000 sound recordings. See Note 6, “Acquisitions” for additional information with respect to the Tommy Boy acquisition.

COVID-19 Pandemic

In March 2020, the World Health Organization characterized the coronavirus (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. Government-imposed restrictions and general behavioral changes in response to the pandemic adversely affected the Company’s results of operations for the three months ended June 30, 2022 and 2021. This included performance revenue generated from retail, restaurants, bars, gyms and live shows, synchronization revenue, and the release schedule of physical product. Even as government restrictions are lifted and consumer behavior starts to return to pre-pandemic norms, it is unclear for how long and to what extent the Company’s operations will continue to be affected.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 2. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiaries and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. All intercompany transactions and balances have been eliminated in these condensed consolidated financial statements. Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s audited financial statements as of and for the fiscal years ended March 31, 2022 and 2021.

The condensed consolidated balance sheet of the Company as of March 31, 2022, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by US GAAP on an annual reporting basis.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for the three months ended June 30, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending March 31, 2023 or any other period.

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

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Not Yet Adopted

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Accounting Standards Recently Adopted

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which established a new ASC Topic 842, “Leases” (“ASC 842”) that introduced a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of income. The Company adopted the new standard beginning April 1, 2022 (the “effective date”), using a modified retrospective transition approach with application as of the effective date as the date of initial application without restating comparative period financial statements.

The new guidance also provides several practical expedients and policies that companies may elect. The Company elected the package of practical expedients under which it did not reassess the classification of its existing leases, reevaluate whether any expired or existing contracts are or contain leases or reassess initial direct costs under the new guidance. Rather, the Company retained the conclusions reached for these items under ASC Topic 840, Leases. Additionally, the Company elected a practical expedient to not separate non-lease components, such as common area maintenance, from lease components. The Company did not elect the practical expedient that permits a reassessment of lease terms for existing leases.

Upon its transition to the new guidance, the Company recognized approximately $2.1 million of operating lease liabilities and corresponding ROU assets. As the rates implicit in the Company’s leases are not readily determinable, the Company used its incremental borrowing rate based on the information available at the effective date to determine the present value of lease payments. This rate is based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments. The adoption of this new guidance will not have a material impact on the amount or timing of the Company’s cash flows or liquidity.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. The Company adopted ASU 2019-12 on April 1, 2022 and this adoption did not have a material impact to the Company’s consolidated financial statements or the Company’s disclosures.

NOTE 4. BUSINESS COMBINATION AND PIPE INVESTMENT

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

A portion of the proceeds from the Business Combination and the PIPE Investment was used to pay transaction fees and expenses, and approximately $81,300,000 was used to retire the Tommy Boy Related Party Notes (as defined below) and related accrued interest, repay the secured loan outstanding in an amount of $18,250,000 and make a payment totaling $36,750,000 on the secured line of credit in connection with a refinancing of the Previous Credit Facilities. See Note 9, “Secured Line of Credit” for additional information with respect to the Company’s financing arrangements.

On the Closing Date, the Company also amended and restated its certificate of incorporation to adjust the number of its authorized shares of capital stock to 750,000,000 shares of Common Stock and 75,000,000 shares of preferred stock.

NOTE 5. REVENUE RECOGNITION

For the Company’s operating segments, Music Publishing and Recorded Music, the Company accounts for a contract when it has legally enforceable rights and obligations and collectability of consideration is probable. The Company identifies the performance obligations and determines the transaction price associated with the contract. Revenue is recognized when, or as, control of the promised services or goods is transferred to the Company’s customers, and in an amount that reflects the consideration the Company is contractually due in exchange for those services or goods. Certain of the Company’s arrangements include licenses of intellectual property with consideration in the form of sales- and usage-based royalties. Royalty revenue is recognized when the subsequent sale or usage occurs using the best estimates available of the amounts that will be received by the Company. The Company recognized revenue of $1,038,536 and $82,148 from performance obligations satisfied in previous periods for the three months ended June 30, 2022 and 2021, respectively.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Disaggregation of Revenue

The Company’s revenue consisted of the following categories during the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
Revenue by Type
Digital	$8,463,870	$6,610,811
Performance	3,536,424	2,649,213
Synchronization	3,299,346	1,941,916
Mechanical	514,468	408,967
Other	632,599	592,866
Total Music Publishing	16,446,707	12,203,773

Digital	4,563,542	2,811,841
Physical	1,297,178	966,637
Neighboring rights	685,349	327,275
Synchronization	1,024,642	102,042
Total Recorded Music	7,570,711	4,207,795

Other revenue	261,352	221,063
Total revenue	$24,278,770	$16,632,631

	Three Months Ended June 30,
	2022	2021
Revenue by Geographical Location
United States Music Publishing	$9,843,294	$6,823,175
United States Recorded Music	3,802,836	1,570,937
United States other revenue	261,352	221,063
Total United States	13,907,482	8,615,175
International Music Publishing	6,603,413	5,380,598
International Recorded Music	3,767,875	2,636,858
Total International	10,371,288	8,017,456
Total revenue	$24,278,770	$16,632,631

Only the United States represented 10% or more of the Company’s total revenues in the three months ended June 30, 2022 and 2021.

Deferred Revenue

The following table reflects the change in deferred revenue during the three months ended June 30, 2022 and 2021:

	June 30 2022	June 30 2021
Balance at beginning of period	$1,103,664	$1,337,987
Cash received during period	156,140	898,661
Revenue recognized during period	(534,366)	(392,605)
Balance at end of period	$725,438	$1,844,043

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 6. ACQUISITIONS

In the ordinary course of business, the Company regularly acquires publishing and recorded music catalogs, which are typically accounted for as asset acquisitions. During the three months ended June 30, 2022 and 2021, the Company completed such acquisitions totaling $3,391,376 and $111,070,099, respectively, inclusive of deferred acquisition payments.

The Company did not complete any individually significant acquisition transactions during the three months ended June 30, 2022. On June 2, 2021, the Company acquired U.S. based record label and music publishing company Tommy Boy for approximately $100 million, which was the most significant acquisition transaction during the three months ended June 30, 2021. Two members of the Company’s board of directors (the “Board”) were also members of Tommy Boy’s board of managers and had an equity interest in both companies. The acquisition of Tommy Boy was accounted for as an asset acquisition as a result of the significant concentration of the fair value of gross assets acquired in a recorded music catalog intangible asset (weighted average useful life of 30 years).

NOTE 7. INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following as of June 30, 2022 and March 31, 2022:

	June 30, 2022	March 31, 2022
Intangible assets subject to amortization:
Publishing and recorded music catalogs	$652,123,466	$654,284,671
Artist management contracts	876,509	947,723
Gross intangible assets	652,999,975	655,232,394
Accumulated amortization	(88,583,132)	(83,848,539)
Intangible assets, net	$564,416,843	$571,383,855

Straight-line amortization expense totaled $5,315,265 and $4,028,444 in the three months ended June 30, 2022 and 2021, respectively.

NOTE 8. ROYALTY ADVANCES

The Company made royalty advances totaling $10,227,209 and $6,258,299 during the three months ended June 30, 2022 and 2021, respectively, recoupable from the writer’s or artist’s share of future royalties otherwise payable, in varying amounts. Advances expected to be recouped within the next twelve months are classified as current assets, with the remainder classified as noncurrent assets.

	June 30, 2022	June 30, 2021
Balance at beginning of period	$57,012,754	$41,582,080
Additions	10,227,209	6,258,299
Recoupments	(3,307,724)	(2,389,679)
Balance at end of period	$63,932,239	$45,450,700

NOTE 9. SECURED LINE OF CREDIT

Long-term debt consists of the following:

	June 30, 2022	March 31, 2022
Secured line of credit bearing interest at LIBOR plus a spread	$282,645,715	$275,645,715
Debt issuance costs, net	(5,217,566)	(5,789,546)
	$277,428,149	$269,856,169

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The Senior Credit Facility also includes an “accordion feature” that permits RMM to seek additional commitments in an amount not to exceed $50,000,000 that would increase the Senior Credit Facility. As of June 30, 2022, the Senior Credit Facility had a borrowing capacity of $350,000,000, with remaining borrowing availability of $67,354,285.

Interest Rate Swaps

At March 31, 2022, RMM had the following interest rate swaps outstanding, under which it pays a fixed rate and receives a floating interest payment from the counterparty based on LIBOR with reference to notional amounts adjusted to match the original scheduled principal repayments pursuant to the indenture agreement:

	Notional
	Amount at	Pay
	June 30,	Fixed
Effective Date	2022	Rate	Maturity
March 10, 2022	$8,625,000	1.602%	September 2024
March 10, 2022	$87,979,412	1.492%	September 2024
December 31, 2021	$53,395,588	1.042%	September 2024

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 10. INCOME TAXES

Income tax expense (benefit) for the three months ended June 30, 2022 and 2021 was $5,338 (24.1% effective tax rate) and $(527,145) (25.9% effective tax rate), respectively. The effective tax rates during these periods reflect the amount and mix of income from multiple tax jurisdictions.

NOTE 11. SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid and income taxes paid for the three months ended June 30, 2022 and 2021 were comprised of the following:

	2022	2021
Interest paid	$2,397,105	$2,214,072
Income taxes paid	$10,000	$—

Non-cash investing and financing activities for the three months ended June 30, 2022 and 2021 were comprised of the following:

	2022	2021
Acquired intangible assets included in other liabilities	$315,455	$—
Reclassification of liability-classified awards to equity-classified awards	$961,429	$—

NOTE 12. AMOUNTS DUE TO / (FROM) RELATED PARTIES

The Company has various shared services agreements with a shareholder and other affiliated entities under the control of its shareholder. These agreements cover services such as IT support and re-billed services of staff who perform services across multiple entities. Amounts due to this shareholder and other affiliated entities totaled $0 as of June 30, 2022 and March 31, 2022.

The acquisition of Tommy Boy was financed using cash on hand and borrowings from related parties (the “Tommy Boy Related Party Notes”). The Tommy Boy Related Party Notes bore interest of 4.66% per year and were payable upon the earlier of the consummation of the Business Combination and December 21, 2021. The Tommy Boy Related Party Notes and accrued interest were paid on the Closing Date. See Note 4, “Business Combination and PIPE Investment” for additional information with respect to the consummation of the Business Combination.

NOTE 13. SHAREHOLDERS’ EQUITY

The condensed consolidated statements of shareholders’ equity reflect the reverse capitalization as of the Closing Date. Because RHI was deemed to be the accounting acquirer in the reverse capitalization with ROCC, all periods prior to the Closing Date reflect the balances and activity of RHI. The consolidated balances, share activity and per share amounts in these condensed consolidated statements of equity were retroactively adjusted, where applicable, using the Exchange Ratio. See Note 1, “Description of Business” and Note 4, “Business Combination and PIPE Investment” for additional information.

RHI Preferred Stock

Prior to the Business Combination, RHI had 16,175,406 shares of RHI Preferred Stock outstanding. The RHI Preferred Stock was convertible into an equal number of shares of RHI Common Stock at the option of the preferred shareholder and was mandatorily converted into an equal number of shares of RHI Common Stock upon a qualified public offering of RHI Common Stock. Immediately prior to the effective time of the Business Combination, each share of RHI Preferred Stock that was issued and outstanding was automatically converted into a number of shares of RHI Common Stock pursuant to the RHI Preferred Stock Conversion. See Note 4, “Business Combination and PIPE Investment” for additional information with respect to the RHI Preferred Stock Conversion.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

While outstanding, the RHI Preferred Stock participated in dividends declared on common shares, if any, on the basis as if the shares of RHI Preferred Stock were converted into shares of RHI Common Stock. The Company did not declare any dividends subsequent to the issuance of RHI Preferred Stock through the RHI Preferred Stock Conversion.

As of June 30, 2022 and March 31, 2022, the Company had no shares of RHI Preferred Stock outstanding.

Warrants

As of June 30, 2022, the Company’s outstanding warrants included 5,750,000 publicly-traded warrants (the “Public Warrants”), which were issued during ROCC’s initial public offering on December 15, 2020, and 137,500 warrants sold in a private placement to ROCC’s sponsor (the “Private Warrants” and together with the Public Warrants, the “Warrants”), which were assumed by the Company in connection with the Business Combination and exchanged into warrants for shares of Common Stock. Each whole Warrant entitles the registered holder to purchase one whole share of Common Stock at a price of $11.50 per share, provided that the Company has an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a registered holder may exercise its Warrants only for a whole number of shares of Common Stock. The Warrants will expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation.

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

Share-based compensation expense totaled $765,503 ($590,032, net of taxes) and $25,675 ($19,791, net of taxes) during the three months ended June 30, 2022 and 2021, respectively. Share-based compensation expense is classified as “Administration expenses” in

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

the accompanying condensed consolidated statements of income. The increase in share-based compensation expense during the three months ended June 30, 2022 reflects the restricted stock units (“RSUs”) granted subsequent to the Merger.

During the three months ended June 30, 2022, the Company granted RSUs to satisfy previous obligations to issue a variable number of equity awards based on a fixed monetary amount. Prior to the issuance of these RSUs, the Company classified these awards as liabilities. Upon issuance of the RSU’s the awards became equity-classified as they no longer met the criteria to be liability-classified and a liability of $961,429 was reclassified from accounts payable and accrued liabilities to additional paid-in capital.

NOTE 15. EARNINGS (LOSS) PER SHARE

The following table summarizes the basic and diluted earnings (loss) per common share calculation for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,
	2022	2021

Basic earnings (loss) per common share
Net income (loss) attributable to Reservoir Media, Inc.	$76,039	$(1,452,998)
Weighted average common shares outstanding - basic	64,223,531	28,539,299
Earnings (loss) per common share - basic	$—	$(0.05)

Diluted earnings (loss) per common share
Net income (loss) attributable to Reservoir Media, Inc.	$76,039	$(1,452,998)
Weighted average common shares outstanding - basic	64,223,531	28,539,299
Weighted average effect of potentially dilutive securities:
Effect of dilutive stock options and RSUs	558,208	—
Weighted average common shares outstanding - diluted	64,781,739	28,539,299
Earnings (loss) per common share - diluted	$—	$(0.05)

Because of their anti-dilutive effect, 5,887,500 shares of Common Stock equivalents comprised of warrants have been excluded from the diluted earnings per share calculation for the three months ended June 30, 2022.

Prior to the RHI Preferred Stock Conversion in connection with the Business Combination, shares of the RHI Preferred Stock were considered participating securities. The RHI Preferred Shares are excluded from the loss per share calculation for the three months ended June 30, 2021 as they did not have an obligation to share or fund in the Company’s net losses and their inclusion would be anti-dilutive. Additionally, because of their anti-dilutive effect, 1,494,848 shares of Common Stock equivalents comprised of stock options have been excluded from the diluted earnings per share calculation for the three months ended June 30, 2021.

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

JUNE 30, 2022

(Unaudited)

(b)	Interest Rate Risk

The Company is exposed to market risk from changes in interest rates on its secured loan. As described in Note 9, “Secured Line of Credit,” the Company entered into interest rate swap agreements to partially reduce its exposure to fluctuations in interest rates on its Credit Facilities.

The fair value of the outstanding interest rate swaps was a $5,562,139 asset as of June 30, 2022 and a $3,991,802 asset as of March 31, 2022. Fair value is determined using Level 2 inputs, which are based on quoted prices and market observable data of similar instruments. The change in the unrealized fair value of the swaps during the three months ended June 30, 2022 of $1,570,337 was recorded as a gain on changes in fair value of derivative instruments. The change in the unrealized fair value of the swaps during the three months ended June 30, 2021 of $547,488 was recorded as a gain on changes in fair value of derivative instruments.

(c)	Foreign Exchange Risk

The Company is exposed to foreign exchange risk in fluctuations of currency rates on its revenue from royalties, writers’ fees and its subsidiaries’ operations.

(d)	Financial Instruments

Financial instruments not described elsewhere include cash, accounts receivable, accounts payable, accrued liabilities, secured loans payable and borrowing under its line of credit. The carrying values of these instruments as of June 30, 2022 do not differ materially from their respective fair values due to the immediate or short-term duration of these items or their bearing market-related rates of interest.

The fair value of amounts due from and owed to related parties are impracticable to determine due to the related party nature of such amounts and the lack of a readily determinable secondary market.

NOTE 17. CONTINGENCIES AND COMMITMENTS

(a)	Leases

The Company leases its business premises under operating leases which have expiration dates between 2022 – 2027.  The Company determines if an arrangement is or contains a lease at inception of the contract. Beginning April 1, 2022, the Company recognizes on the balance sheet a lease liability for its obligation to make lease payments arising from the lease and a corresponding ROU asset representing its right to use the underlying asset over the period of use based on the present value of lease payments over the lease term as of the lease commencement date in accordance with ASC 842.

Certain leases contain fixed rent escalations and/or renewal options.  None of the Company’s operating leases include variable lease payments.  Subsequent amortization of the ROU asset and accretion of the lease liability for an operating lease is recognized as a single lease cost, on a straight-line basis, over the lease term. Reductions of the ROU asset and the change in the lease liability are included in changes in Other assets and liabilities in the Consolidated Statement of Cash Flows.

During the three months ended June 30, 2022, the Company extended one operating lease by two months.  The resulting increase to the lease liability totaled approximately $74,000, with a corresponding increase to the ROU asset.

In April 2022, the Company entered into an agreement for its new headquarter office facility consisting of 12,470 square feet of leased office space at 200 Varick Street, Suite 801A, New York, NY (the “New HQ Lease”). The New HQ Lease is expected to commence during the Company’s third quarter of the fiscal year ending March 31, 2023. The total commitment of approximately $8.4 million will be payable monthly with escalating rental payments over the 130-month lease term.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

(b)	Litigation

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

The following tables present total revenue and reconciliation of OIBDA to operating income by segment for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
	Music	Recorded
	Publishing	Music	Other	Consolidated
Total revenue	$16,446,707	$7,570,711	$261,352	$24,278,770

Reconciliation of OIBDA to operating income (loss):
Operating income (loss)	(261,308)	1,581,310	524	1,320,526
Amortization and depreciation	3,954,370	1,384,481	22,652	5,361,503
OIBDA	$3,693,062	$2,965,791	$23,176	$6,682,029

	Three Months Ended June 30, 2021
	Music	Recorded
	Publishing	Music	Other	Consolidated
Total revenue	$12,203,773	$4,207,795	$221,063	$16,632,631

Reconciliation of OIBDA to operating income (loss):
Operating income (loss)(a)	229,167	(73,301)	59,825	215,691
Amortization and depreciation	3,169,209	865,458	25,056	4,059,723
OIBDA	$3,398,376	$792,157	$84,881	$4,275,414

(a)During the fourth quarter the fiscal year ended March 31, 2022, the Company revised the methodology it uses to allocate corporate general and administrative expenses to its operating segments to better align usage of corporate resources allocated to the Company segments. The updated allocation methodology had no impact on the Company’s consolidated statements of operations. This change was applied retrospectively, and segment OIBDA for all comparative periods has been updated to reflect this change.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 19. CORRECTION OF PRIOR PERIOD ERRORS

As previously disclosed in Note 19 to the Company’s consolidated financial statements as of and for the fiscal year ended March 31, 2022, the Company identified prior period accounting errors that the Company has concluded are not material to the Company’s previously reported consolidated financial statements and unaudited interim condensed consolidated financial statements.

Based on management’s evaluation of the accounting errors in consideration of the SEC Staff’s Accounting Bulletins Nos. 99 (“SAB 99”) and 108 (“SAB 108”) and interpretations therewith, the Company concluded the errors are not material, on an individual or aggregate basis, to the Company’s previously reported annual and interim consolidated financial statements affected by the errors, which includes the Company’s previously reported unaudited interim condensed consolidated financial information for the three months ended June 30, 2021 (the “previously reported financial statements”).  However, the Company further concluded the accounting errors cannot be corrected as an out-of-period adjustment in the Company’s consolidated financial statements as of and for the year ended March 31, 2022, because to do so would cause a material misstatement in those financial statements.  Accordingly, the Company referred to the guidance prescribed by SAB 108 which specifies that the errors must be corrected the next time the previously reported financial statements are filed.  Therefore, the Company corrected the accounting errors in all of the Company’s previously reported annual and interim consolidated financial statements impacted by the errors, which includes the accompanying unaudited condensed consolidated financial statements as of and for the three months ended June 30, 2021.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The following table presents the impact of correcting the accounting errors on the Company’s previously reported unaudited condensed consolidated statement of income for the three months ended June 30, 2021:

	Three Months Ended June 30, 2021
	As Reported	Adjustment	Revised
Revenues	$16,718,150	$(85,519)	$16,632,631
Amortization and depreciation	4,079,245	(19,522)	4,059,723
Total costs and expenses	16,436,462	(19,522)	16,416,940
Operating income	281,688	(65,997)	215,691
Loss before income taxes	(1,968,129)	(65,997)	(2,034,126)
Income tax benefit	(510,646)	(16,499)	(527,145)
Net loss	(1,457,483)	(49,498)	(1,506,981)
Net loss attributable to Reservoir Media, Inc.	(1,403,500)	(49,498)	(1,452,998)

Loss per common share - basic	$(0.05)	$—	$(0.05)
Loss per common share - diluted	$(0.05)	$—	$(0.05)

The following table presents the impact of correcting the accounting errors on the Company’s previously reported unaudited condensed consolidated statement of comprehensive income (loss) for the three months ended June 30, 2021:

	Three Months Ended June 30, 2021
	As Reported	Adjustment	Revised
Net loss	$(1,457,483)	$(49,498)	$(1,506,981)
Total comprehensive loss	(1,242,341)	(49,498)	(1,291,839)
Total comprehensive loss attributable to Reservoir Holdings, Inc.	(1,188,358)	(49,498)	(1,237,856)

The following table presents the impact of correcting the accounting errors on the Company’s previously reported unaudited condensed consolidated balance sheet and consolidated statement of changes in shareholders’ equity as of June 30, 2021:

	June 30, 2021
	As Reported	Adjustment	Revised
Intangible assets, net	$500,591,041	$(2,154,844)	$498,436,197
Total assets	580,983,613	(2,154,844)	578,828,769
Income taxes payable	533,937	(6,323)	527,614
Deferred income taxes	19,772,056	(484,419)	19,287,637
Total liabilities	386,215,074	(490,742)	385,724,332
Accumulated deficit	(652,004)	(1,664,102)	(2,316,106)
Total Reservoir Media, Inc, shareholders’ equity	193,816,825	(1,664,102)	192,152,723
Total shareholders’ equity	194,768,539	(1,664,102)	193,104,437
Total liabilities and shareholders’ equity	580,983,613	(2,154,844)	578,828,769

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The following table presents the impact of correcting the accounting errors on the Company’s previously reported unaudited condensed consolidated statement of cash flows for the three months ended June 30, 2021:

	Three Months Ended June 30, 2021
	As Reported	Adjustment	Revised
Net loss	$(1,457,483)	$(49,498)	$(1,506,981)
Amortization of intangible assets	4,047,966	(19,522)	4,028,444
Deferred income taxes	36,519	(16,499)	20,020
Net cash provided by operating activities	3,827,380	(85,519)	3,741,861
Purchases of music catalogs	(112,264,047)	85,519	(112,178,528)
Net cash used for investing activities	(112,785,355)	85,519	(112,699,836)

NOTE 20. SUBSEQUENT EVENT

In July 2022, the U.S. Copyright Royalty Board (“CRB”), which is charged with setting statutory rates for mechanical royalties in the United States, issued their “Initial Ruling and Order After Remand” (the “Initial Ruling”). While specific details of how the Initial Ruling will impact the music industry have not yet been released by the CRB, it has been widely expected that the CRB will affirm an increase to the all-in headline royalty rates that it previously set for the period 2018 to 2022.  Other aspects of the ruling are expected to clarify further components of the royalty calculation, such as the Total Content Cost.  In connection with issuing the Initial Ruling, the Copyright Royalty Judges ordered the parties to respond in writing to their adversary’s Submission of Regulatory Provisions.  Once this regulatory process is concluded, the CRB will issue a Final Determination, which will include the language of the new federal regulations, including the compulsory rates and terms.

For much of the period between 2018 and 2022, most digital service providers (“DSPs”) have accounted and submitted payment to the Company using the applicable 2017 rate while the remand process takes place.  Once the Initial Ruling is formalized into a Final Determination and added to the Federal Register, and if the increased royalty rates are upheld, the DSPs will be required to make retroactive adjustments to apply the final rate structure to the period between 2018 and 2022.  Through June 30, 2022, the Company has not recognized an estimate of any effects potentially arising from the Initial Ruling. The Company will continue to evaluate information issued by the CRB and factor this information into its estimates of revenues and cost of revenues in future periods.

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

As disclosed in Note 19, “Correction of Prior Period Errors” to our consolidated financial statements, the Company’s consolidated financial statements as of and for the three months ended June 30, 2021, have been revised to give effect to the correction of certain accounting errors identified during the financial reporting process as of and for the fiscal year ended March 31, 2022. As a result, the Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations set forth below has been revised to give effect to the correction of these errors.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and are intended to be covered by the safe harbor created thereby. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “predict,” “project,” “target,” “goal,” “intend,” “continue,” “could,” “may,” “might,” “shall,” “should,” “will,” “would,” “plan,” “possible,” “potential,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. In addition, any statements that refer to expectations, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current expectations, projections and beliefs based on information currently available. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Company that may cause its actual business, financial condition, results of operations, performance and/or achievements to be materially different from any future business, financial condition, results of operations, performance and/or achievements expressed or implied by these forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in the Company’s Annual Report on Form 10-K (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 21, 2022 and the Company’s other filings with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

This management’s discussion and analysis of financial condition and results of operations is organized as follows:

●	Business Overview––This section provides a general description of our business, as well as a discussion of factors that we believe are important in understanding our results of operations and comparability and in anticipating future trends.

●	Results of Operations––This section provides an analysis of our consolidated and operating segment results of operations for the three months ended June 30, 2022 and June 30, 2021.
●	Liquidity and Capital Resources––This section provides an analysis of our cash flows for the three months June 30, 2022 and June 30, 2021, as well as a discussion of our liquidity and capital resources as of June 30, 2022. The discussion of our liquidity and capital resources includes recent debt financings and a summary of the key debt covenant compliance measures under our debt agreements.

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

Our Current Artist and Catalog recorded music businesses are both primarily handled by our Chrysalis Records label based in London and our Tommy Boy record label based in New York City. In the United States, we also manage some select Catalog recorded music under our Philly Groove Records and Reservoir Records labels. We also own income participation interests in recordings by The Isley Brothers, The Commodores, Wisin and Yandel, Alabama and Travis Tritt, and an interest in the Loud Records catalog containing recordings by the Wu-Tang Clan. Our core Catalog includes recordings under the Chrysalis Records label by artists such as Sinéad O’Connor, The Specials, Generation X and The Waterboys, as well as recordings under the Tommy Boy record label by artists such as De La Soul, Coolio, House of Pain, Naughty By Nature, and Queen Latifah.

Our Current Artist and Catalog recorded music distribution is handled by a network of distribution partners. Chrysalis Records current artist releases are distributed through PIAS while our Chrysalis Records and Tommy Boy catalogs are distributed via our membership with MERLIN, AMPED and other partners.

Through our distribution network, our music is being sold in physical retail outlets as well as in physical form to online physical retailers, such as amazon.com, and distributed in digital form to an expanding universe of digital partners, including streaming services such as Amazon, Apple, Deezer, SoundCloud, Spotify, Tencent Music Entertainment Group and YouTube, radio services such as iHeart Radio and SiriusXM, and download services. We also license music digitally to fitness platforms such as Apple Fitness+, Equinox, Hydrow and Peloton and social media outlets, such as Facebook, Instagram, TikTok and Snap.

Recorded Music revenues are derived from four main sources:

●	Digital––the rightsholder receives revenues with respect to streaming and download services;
●	Physical––the rightsholder receives revenues with respect to sales of physical products such as vinyl, CDs and DVDs;
●	Neighboring Rights––the rightsholder also receives royalties if sound recordings are performed publicly through broadcast of music on television, radio, and cable, and in public spaces such as shops, workplaces, restaurants, bars and clubs; and
●	Synchronization––the rightsholder receives royalties or fees for the right to use sound recordings in combination with visual images such as in films or television programs, television commercials and video games.

The principal costs associated with our Recorded Music business are as follows:

●	Artist Royalties and Other Recorded Costs––the A&R costs associated with (i) paying royalties to recording artists, producers, songwriters, other copyright holders and trade unions, (ii) signing and developing recording artists and (iii) creating master recordings in the studio; and product costs to manufacture, package and distribute products to wholesale and retail distribution outlets; and
●	Administration Expenses––the costs associated with general overhead and other administrative expenses as well as the costs associated with the promotion and marketing of recording artists and music, including costs to produce music videos for promotional purposes and artist tour support.

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

The Business Combination was accounted for as a reverse capitalization. Under this method of accounting, ROCC was treated as the “acquired” company for accounting purposes, and the Business Combination was accounted as the equivalent of RHI issuing stock for the net assets of ROCC, accompanied by a recapitalization. RHI is deemed to be the accounting predecessor of the combined business and the successor SEC registrant, meaning that RHI’s financial statements for periods prior to the closing date are disclosed in periodic reports filed with the SEC. See Note 4, “Business Combination and PIPE Investment” to the accompanying unaudited condensed consolidated financial statements for additional information with respect to the Business Combination and related transactions.

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

Factors Affecting Results of Operations and Comparability

Throughout our history, we have constantly acquired new assets and subsidiaries and signed new writers and more recently new recording artists. These investing activities have had the largest impact on our growth over time. We have also invested in our operations to create a platform for the Music Publishing and Recorded Music segments to scale and grow. We did not complete any individually significant acquisition transactions during the three months ended June 30, 2022.  On June 2, 2021, we acquired, through a membership interest purchase agreement, Tommy Boy Music, LLC (“Tommy Boy”), a 40-year-old record label, which included a diverse catalog of primarily recorded music rights and some music publishing rights.

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

Results of Operations

Income Statement

Our income statement was composed of the following amounts (in thousands):

	For the Three Months
	Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Revenues	$24,279	$16,633	$7,646	46%
Costs and expenses:
Cost of revenue	9,975	7,692	2,283	30%
Amortization and depreciation	5,362	4,060	1,302	32%
Administration expenses	7,622	4,665	2,957	63%
Total costs and expenses	22,958	16,417	6,541	40%

Operating income	1,321	216	1,105	512%

Interest expense	(2,976)	(2,779)	(197)	7%
Gain (loss) on foreign exchange	107	(18)	126	(686)%
Gain on fair value of swaps	1,570	547	1,023	187%
Income (loss) before income taxes	22	(2,034)	2,056	(101)%
Income tax expense (benefit)	5	(527)	532	(101)%
Net income (loss)	17	(1,507)	1,524	(101)%
Net loss attributable to noncontrolling interests	59	54	5	10%
Net income (loss) attributable to Reservoir Media, Inc.	$76	$(1,453)	$1,529	(105)%

Revenues

Our revenues were composed of the following amounts (in thousands):

	For the Three Months
	Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Revenue by Type
Digital	$8,464	$6,611	$1,853	28%
Performance	3,536	2,649	887	33%
Synchronization	3,299	1,942	1,357	70%
Mechanical	514	409	106	26%
Other	633	593	40	7%
Total Music Publishing	16,447	12,204	4,243	35%

Digital	4,564	2,812	1,752	62%
Physical	1,297	967	331	34%
Neighboring rights	685	327	358	109%
Synchronization	1,025	102	923	904%
Total Recorded Music	7,571	4,208	3,363	80%

Other revenue	261	221	40	18%
Total Revenue	$24,279	$16,633	$7,646	46%
Revenue by Geographical Location
U.S. Music Publishing	$9,843	$6,823	$3,020	44%
U.S. Recorded Music	3,803	1,571	2,232	142%
U.S. Other Revenue	261	221	40	18%
Total U.S.	13,907	8,615	5,292	61%
International Music Publishing	6,603	5,381	1,223	23%
International Recorded Music	3,768	2,637	1,131	43%
Total International	10,371	8,017	2,354	29%
Total Revenue	$24,279	$16,633	$7,646	46%

Revenues

Total revenues increased by $7,646 thousand, or 46%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021, driven by a 35% increase in Music Publishing revenue and an 80% increase in Recorded Music revenue. Music Publishing revenues represented 68% and 73% of total revenues for the three months ended June 30, 2022 and the three months ended June 30, 2021, respectively. Recorded Music revenues represented 31% and 25% of total revenues for the three months ended June 30, 2022 and the three months ended June 30, 2021, respectively.  U.S. and international revenues represented 57% and 43%, respectively of total revenues for the three months ended June 30, 2022. U.S. and international revenues represented 52% and 48%, respectively of total revenues for the three months ended June 30, 2021. The shift in mix between Music Publishing and Recorded Music and the shift in geographic mix are both primarily attributable to the Tommy Boy Acquisition.

Total digital revenues increased by $3,605 thousand, or 38%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Total digital revenues represented 54% and 57% of consolidated revenues for the three months ended June 30, 2022 and the three months ended June 30, 2021, respectively.

Music Publishing revenues increased by $4,243 thousand, or 35%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase in Music Publishing revenue was mainly driven by acquisitions of catalogs and revenue from the existing catalog, which led to increases in synchronization revenue, performance revenue, digital revenue and mechanical revenue. Additionally, other revenues increased, driven primarily by our rights management subsidiary in the Middle East.

On a geographic basis, U.S. Music Publishing revenues represented 60% of total Music Publishing revenues for the three months ended June 30, 2022 compared to 56% for the three months ended June 30, 2021. International Music Publishing revenues represented 40% of total Music Publishing revenues for the three months ended June 30, 2022 compared to 44% for the three months ended June 30, 2021.

Recorded Music revenues increased by $3,363 thousand, or 80%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in Recorded Music revenue was driven in part by the acquisition of Tommy Boy in June 2021, which contributed $3,744 thousand to Recorded Music revenue during the three months ended June 30, 2022. Digital revenue increased by $1,752 thousand primarily due to the acquisition of Tommy Boy and due to the continued growth at music streaming services. Increases in physical revenue and neighboring rights revenue were also primarily due to the acquisition of Tommy Boy. The $923 thousand increase in synchronization revenue was primarily due to the acquisition of Tommy Boy and the recovery in the film and television industry from the impacts of the COVID-19 pandemic.

On a geographic basis, U.S. Recorded Music revenues represented 50% of total Recorded Music revenues for the three months ended June 30, 2022 compared to 37% for the three months ended June 30, 2021. International Recorded Music revenues represented 50% of total Recorded Music revenues for the three months ended June 30, 2022 compared to 63% for the three months ended June 30, 2021. This shift in Recorded Music geographic mix was driven primarily by the acquisition of Tommy Boy.

Cost of Revenues

Our cost of revenues was composed of the following amounts (in thousands):

	For the Three Months
	Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Writer royalties and other publishing costs	$7,752	$6,019	$1,733	29%
Artist royalties and other recorded music costs	2,223	1,673	550	33%
Total cost of revenue	$9,975	$7,692	$2,283	30%

Cost of revenues increased by $2,283 thousand, or 30%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Cost of revenues as a percentage of revenues decreased to 41% for the three months ended June 30, 2022 from 46% for the three months ended June 30, 2021.

Writer royalties and other publishing costs for the Music Publishing segment increased by $1,733 thousand, or 29%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Writer royalties and other publishing costs as a percentage of Music Publishing revenues decreased to 47% for the three months ended June 30, 2022 from 49% for the three months ended June 30, 2021. The increase in margins was due to the change in the mix of earnings by type and songwriting clients with their specific contractual royalty rates being applied to the revenues.

Artist royalties and other recorded music costs for the Recorded Music segment increased by $550 thousand, or 33%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was due primarily to increased revenue from the acquisition of Tommy Boy. Artist royalties and other recorded music costs as a percentage of recorded music revenues decreased to 29% for the three months ended June 30, 2022 from 40% for the three months ended June 30, 2021. The increase in margins was due to the change in the mix of earnings by type and clients with the specific contractual royalty rates being applied to the revenues.

Amortization and Depreciation

Our amortization and depreciation expenses are composed of the following amounts (in thousands):

	For the Three Months
	Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Music Publishing amortization and depreciation	$3,954	$3,169	$785	25%
Recorded Music amortization and depreciation	1,385	865	520	60%
Other amortization and depreciation	23	25	(2)	(8)%
Total amortization and depreciation	$5,362	$4,060	$1,302	32%

Amortization and depreciation expense increased by $1,302 thousand, or 32%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021, driven by increases in both the Music Publishing and Recorded Music segments. Music Publishing amortization and depreciation expense increased by $785 thousand, or 25%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to the acquisition of additional music catalogs. Recorded Music amortization and depreciation increased by $520 thousand, or 60%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to Tommy Boy.

Administration Expenses

Our administration expenses are composed of the following amounts (in thousands):

	For the Three Months
	Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Music Publishing administration expenses	$5,002	$2,786	$2,216	80%
Recorded Music administration expenses	2,382	1,743	639	37%
Other administration expenses	238	136	102	75%
Total administration expenses	$7,622	$4,665	$2,957	63%

Total administration expenses increased by $2,957 thousand, or 63%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021, reflecting increases in both the Music Publishing and Recorded Music segments. Expressed as a percentage of revenues, administration expenses increased to 31% for the three months ended June 30, 2022 from 28% for the three months ended June 30, 2021, due to administration expenses associated with being a public company, an increase in share-based compensation expense and increased costs related to establishing a U.S. Recorded Music platform due to the acquisition of Tommy Boy.

Music Publishing administration expenses increased by $2,216 thousand, or 80%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Expressed as a percentage of revenues, Music Publishing administration expenses increased to 30% for the three months ended June 30, 2022 from 23% for the three months ended June 30, 2021, driven primarily by new administration expenses associated with being a public company and increased costs related to acquisitions.

Recorded Music administration expenses increased by $639 thousand, or 37%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to increases at Chrysalis Records and the acquisition of Tommy Boy. Expressed as a percentage of revenue, Recorded Music administration expenses decreased to 31% for the three months ended June 30, 2022 from 41% for the three months ended June 30, 2021 primarily due to taking advantage of operating leverage on the Recorded Music platform, partially offset by new administration expenses associated with being a public company.

Interest Expense

Interest expense increased by $197 thousand, or 7%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was primarily driven by increased debt balances due to use of funds in catalog and business acquisitions and writer signings, as well as increases in LIBOR. Our credit agreement provides for the transition from LIBOR as the index rate to SOFR once LIBOR is discontinued. We do not expect a negative impact on interest expense as a result of the transition.

Gain (Loss) on Foreign Exchange

Gain on foreign exchange was $107 thousand for the three months ended June 30, 2022 compared to a loss on foreign exchange of $18 thousand for the three months ended June 30, 2021. This change was due to fluctuations in the two foreign currencies we are directly exposed to, namely British pound sterling and euro.

Gain on Fair Value of Swaps

Gain on fair value of swaps increased by $1,023 thousand during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This change was due to a rising forward yield curve for LIBOR and the marking to market of our interest rate swap hedges.

Income Tax Expense (Benefit)

Income tax expense was $5 thousand during the three months ended June 30, 2022 compared to income tax benefit of $527 thousands during the three months ended June 30, 2021. The effective income tax rate during the three months ended June 30, 2022 was 24.1% compared to 25.9% during the three months ended June 30, 2021. The decrease in the effective income tax rate was driven primarily by changes in the mix of income from multiple tax jurisdictions.

Net Income (Loss)

Net income was $17 thousand during the three months ended June 30, 2022 compared to a net loss of $1,507 thousand during the three months ended June 30, 2021.  The change in net income from net loss was driven primarily by a $1,105 thousand increase in operating income as a result of company growth and a $1,023 thousand increase in gain on fair value of swaps, partially offset by costs of being a public company and a $532 thousand increase in income tax expense.

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

Reconciliation of Operating Income to OIBDA

We use OIBDA as our primary measure of financial performance. The following tables reconcile operating income to OIBDA (in thousands):

	Consolidated
	For the Three Months
	Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Operating income	$1,321	$216	$1,105	512%
Amortization and depreciation expenses	5,362	4,060	1,302	32%
OIBDA	$6,683	$4,276	$2,407	56%

OIBDA Margin	28%	26%

	Music Publishing
	For the Three Months
	Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Operating (loss) income	$(261)	$229	$(490)	(214)%
Amortization and depreciation expenses	3,954	3,169	785	25%
OIBDA	$3,693	$3,398	$295	9%

OIBDA Margin	22%	28%

	Recorded Music
	For the Three Months Ended
	June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Operating income (loss)	$1,581	$(73)	$1,654	NM
Amortization and depreciation expenses	1,385	865	520	60%
OIBDA	$2,966	$792	$2,174	274%

OIBDA Margin	39%	19%

NM – Not meaningful

OIBDA

Consolidated OIBDA increased by $2,407 thousand, or 56%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021, driven by a 274% increase in Recorded Music OIBDA and a 9% increase in Music Publishing OIBDA. Expressed as a percentage of revenue, OIBDA Margin increased to 28% for the three months ended June 30, 2022 from 26% for the three months ended June 30, 2021, primarily as a result of improved operating leverage on the Recorded Music platform as a result of growth, partially offset by increased overhead associated with being a public company and increased costs related to acquisitions.

Music Publishing OIBDA increased $295 thousand, or 9%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Expressed as a percentage of revenue, Music Publishing OIBDA Margin decreased to 22% in the three months ended June 30, 2022 from 28% in the three months ended June 30, 2021. The decreases in Music Publishing OIBDA and OIBDA Margin reflect increases in administration expenses associated with being a public company and writers’ royalties and other publishing costs as a percentage of revenue, partially offset by revenue growth.

Recorded Music OIBDA increased $2,174 thousand, or 274% during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Expressed as a percentage of revenue, Recorded Music OIBDA Margin increased to 39% during the three months ended June 30, 2022 from 19% in the three months ended June 30, 2021. These increases reflect increases at Chrysalis Records and the acquisition of Tommy Boy and improved operating leverage on the Recorded Music platform as a result of growth.

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

The following table reconciles net income (loss) to Adjusted EBITDA (in thousands):

	For the Three Months Ended
	June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Net income (loss)	$17	$(1,507)	$1,524	(101)%
Income tax expense (benefit)	5	(527)	532	(101)%
Interest expense	2,976	2,779	197	7%
Amortization and depreciation	5,362	4,060	1,302	32%
EBITDA	8,360	4,805	3,555	74%
(Gain) loss on foreign exchange(a)	(107)	18	(125)	NM
Gain on fair value of swaps(b)	(1,570)	(547)	(1,023)	187%
Non-cash share-based compensation(c)	766	26	740	NM
Adjusted EBITDA	$7,449	$4,302	$3,147	73%

NM - Not meaningful

(a)Reflects the loss or (gain) on foreign exchange fluctuations.
(b)Reflects the non-cash gain on the mark-to-market of interest rate swaps.
(c)Reflects non-cash share-based compensation expense related to the Reservoir Media, Inc. 2021 Omnibus Incentive Plan.

Consolidated Adjusted EBITDA increased by $3,147 thousand, or 73%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021, driven primarily by an increase in revenue, partially offset by increases in cost of revenue and administration expenses, including administration expenses associated with being a public company.

Liquidity and Capital Resources

Capital Resources

As of June 30, 2022, we had $277,428 thousand of debt (net of $5,218 thousand of deferred financing costs) and $12,570 thousand of cash and cash equivalents.

We used a portion of the proceeds from the Business Combination and PIPE Investment to repay $80,600 thousand of debt (amounts to related parties) associated with the Tommy Boy acquisition and $55,000 thousand of debt under the Senior Credit Facility.

Cash Flows

The following table summarizes our historical cash flows (in thousands).

	For the Three Months
	Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Cash provided by (used in):
Operating activities	$1,803	$3,742	$(1,939)	(52)%
Investing activities	$(12,773)	$(112,700)	$99,927	(89)%
Financing activities	$6,517	$113,564	$(107,047)	(94)%

Operating Activities

Cash provided by operating activities was $1,803 thousand for the three months ended June 30, 2022 compared to $3,742 thousand for the three months ended June 30, 2021. The primary driver of the $1,939 thousand decrease in cash provided by operating activities during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was an increase in cash used for working capital, primarily used for royalty advances (net of recoupments), partially offset by higher earnings.

Investing Activities

Cash used in investing activities was $12,773 thousand for the three months ended June 30, 2022 compared to $112,700 thousand for the three months ended June 30, 2021. The decrease in cash used in investing activities was primarily due to decreased acquisitions of music catalogs.

Financing Activities

Cash provided by financing activities was $6,517 thousand for the three months ended June 30, 2022 compared to $113,654 thousand for the three months ended June 30, 2021. The decrease in cash provided by financing activities in the three months ended June 30, 2022 reflects a decrease in net borrowings used for investing activities, including the June 2021 acquisition of Tommy Boy.

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

Existing Debt as of June 30, 2022

As of June 30, 2022, our outstanding debt consisted of $282,646 thousand borrowed under the Senior Credit Facility.  As of June 30, 2022, remaining borrowing availability under the Senior Credit Facility was $67,354 thousand.

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

The leverage ratio test is based on trailing twelve month (“TTM”) Pro Forma Adjusted EBITDA, which is defined in the Senior Credit Facility as Adjusted EBITDA plus the pro forma EBITDA of assets acquired in the previous four quarters representing the earnings of those assets for the portion of the prior four quarters before the Company’s acquisition of such assets. As of June 30, 2022, the Company’s leverage ratio was 5.7x. The calculations of Pro forma Adjusted EBITDA in accordance with the Senior Credit Facility is as follows for the trailing twelve months (“TTM”) ended June 30, 2022 (in thousands):

TTM 6/30/22
Net income	$14,652
Income tax expense	4,785
Interest expense	11,068
Amortization and depreciation	20,324
EBITDA	50,829
Gain on foreign exchange (a)	(456)
Gain on fair value of swaps (b)	(9,581)
Non-cash share-based compensation (c)	3,631
Interest and other income	(11)
Adjusted EBITDA	44,412
Pro forma EBITDA on acquisitions (d)	4,237
Pro forma Adjusted EBITDA	$48,649

(a)Reflects the gain on foreign exchange fluctuations.
(b)Reflects the non-cash gain on the mark-to-market of interest rate swaps.
(c)Reflects non-cash share-based compensation expense related to the Reservoir Media, Inc. 2021 Omnibus Incentive Plan.
(d)Reflects the pro forma EBITDA on acquisitions for the portion of the prior twelve months that are not included in the Company’s financial results.

Non-compliance with the leverage ratio, fixed charge coverage ratio and consolidated senior debt to library value ratio could result in the lenders, subject to customary cure rights, requiring the immediate payment of all amounts outstanding under the Senior Credit Facility, which could have a material adverse effect on our business, cash flows, financial condition and results of operations. As of June 30, 2022, we were in compliance with each of the financial covenants under the Senior Credit Facility.

Interest Rate Swaps

At June 30, 2022, RMM had the following interest rate swaps outstanding, under which it pays a fixed rate and receives a floating interest payment from the counterparty based on LIBOR with reference to notional amounts adjusted to match the original scheduled principal repayments pursuant to the indenture agreement:

	Notional Amount at
Effective Date	June 30, 2022	Pay Fixed Rate	Maturity
March 10, 2022	$8,625,000	1.602%	September 2024
March 10, 2022	$87,979,412	1.492%	September 2024
December 31, 2021	$53,395,588	1.042%	September 2024

On March 10, 2022, two previous interest rate swaps expired with original notional amounts of $40,228,152 and $59,325,388. Those interest rate swaps were replaced by two new swaps with original notional amounts of $88,098,862 and $8,875,000 which add to a third interest rate swap with an original notional amount of $53,030,237.  All three current interest rate swaps mature on September 30, 2024, and RMM pays fixed rates of 1.492%, 1.602% and 1.042%, respectively, to the counterparty and received a floating interest payment from the counterparty based on LIBOR with reference to notional amounts adjusted to match the original scheduled principal repayments pursuant to the indenture agreement.

Dividends

Our ability to pay dividends is restricted by covenants in the Senior Credit Facility. We did not pay any dividends to stockholders during the three months ended June 30, 2022.

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

Contractual and Other Obligations

As of June 30, 2022, there have been no material changes, outside the ordinary course of business, in our contractual obligations since March 31, 2022. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual and Other Obligations” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on June 21, 2022 for information regarding our contractual obligations.

Critical Accounting Policies

As of June 30, 2022, there have been no material changes to our critical accounting policies since March 31, 2022. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on June 21, 2022 for information regarding our critical accounting policies. We believe that our accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. The preparation of our condensed consolidated financial statements in conformity with US GAAP requires us to make estimates and judgments that affect the amounts reported in those condensed consolidated financial statements and the accompanying notes thereto. The future effects of the COVID-19 pandemic on our results of operations, cash flows and financial position are unclear. However, we believe we have used reasonable estimates and assumptions in preparing the condensed consolidated financial statements. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

Off-Balance Sheet Arrangements

As of June 30, 2022, we had no off-balance sheet arrangements.

New Accounting Pronouncements

See Note 3, “Recent Accounting Pronouncements” to the accompanying unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022, as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting identified in the Annual Report. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our previously identified material weaknesses in internal control over financial reporting relate to (i) an ineffective control environment due to improper segregation of duties and a lack of qualified personnel to address certain complex accounting transactions, and (ii) an ineffective risk assessment process resulting in improper design of control activities to address certain risks of material misstatement. These material weaknesses resulted in immaterial misstatements in our previously reported consolidated financial statements for the fiscal years ended March 31, 2020, and 2021, and unaudited interim condensed consolidated financial information for each of the quarterly and fiscal year-to-date periods ended December 31, 2020, and 2021, related to the accounting for the acquisition of certain music catalogs, which were corrected prior to issuance of our consolidated financial statements for the fiscal year ended March 31, 2022. Notwithstanding these material weaknesses, management has concluded that the consolidated financial statements included in this Quarterly Report are fairly stated in all material respects in accordance with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A to the Company’s Annual Report for the year ended March 31, 2022. The risk factors disclosed in the Annual Report, in addition to the other information set forth in this report, could materially affect our business, financial condition or results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no other unregistered sales of equity securities during the three months ended June 30, 2022, which have not been previously disclosed on a Current Report on Form 8-K.

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

RESERVOIR MEDIA, INC.

Date: August 5, 2022	By:	/s/ Golnar Khosrowshahi
Name: Golnar Khosrowshahi
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2022	By:	/s/ Jim Heindlmeyer
Name: Jim Heindlmeyer
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)