Form 10-Q
period 2022-09-30
Reservoir Media, Inc.
filed 2022-11-08
CIK 1824403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-39795

RESERVOIR MEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	83-3584204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Varick Street

Suite 801A

New York, New York 10014

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

As of October 31, 2022, there were 64,373,904 shares of Common Stock of Reservoir Media, Inc. issued and outstanding.

RESERVOIR MEDIA, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In U.S. dollars, except share data)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021

Revenues	$33,265,711	$30,273,164	$57,544,481	$46,905,795
Costs and expenses:
Cost of revenue	13,940,035	12,091,903	23,915,166	19,784,290
Amortization and depreciation	5,384,341	4,757,128	10,745,844	8,816,851
Administration expenses	7,373,880	5,654,840	14,995,490	10,319,670
Total costs and expenses	26,698,256	22,503,871	49,656,500	38,920,811

Operating income	6,567,455	7,769,293	7,887,981	7,984,984

Interest expense	(3,504,818)	(2,728,825)	(6,480,878)	(5,507,877)
Gain on foreign exchange	173,343	193,260	280,686	174,939
Gain on fair value of swaps	2,932,443	677,730	4,502,780	1,225,218
Interest and other income	34	287	47	355
Income before income taxes	6,168,457	5,911,745	6,190,616	3,877,619
Income tax expense	1,682,369	1,539,883	1,687,707	1,012,738
Net income	4,486,088	4,371,862	4,502,909	2,864,881
Net loss attributable to noncontrolling interests	50,845	77,508	110,063	131,491
Net income attributable to Reservoir Media, Inc.	$4,536,933	$4,449,370	$4,612,972	$2,996,372

Earnings per common share (Note 15):
Basic	$0.07	$0.08	$0.07	$0.06
Diluted	$0.07	$0.08	$0.07	$0.06

Weighted average common shares outstanding (Note 15):
Basic	64,349,375	53,641,984	64,286,797	41,159,228
Diluted	64,789,384	58,992,972	64,786,947	52,231,699

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In U.S. dollars)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021

Net income	$4,486,088	$4,371,862	$4,502,909	$2,864,881
Other comprehensive income (loss):
Translation adjustments	(4,924,010)	(1,779,437)	(9,935,573)	(1,564,295)
Total comprehensive income (loss)	(437,922)	2,592,425	(5,432,664)	1,300,586
Comprehensive loss attributable to noncontrolling interests	50,845	77,508	110,063	131,491
Total comprehensive income (loss) attributable to Reservoir Media, Inc.	$(387,077)	$2,669,933	$(5,322,601)	$1,432,077

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars, except share data)

(Unaudited)

	September 30,	March 31,
	2022	2022
Assets
Current assets
Cash and cash equivalents	$18,821,264	$17,814,292
Accounts receivable	26,392,359	25,210,936
Current portion of royalty advances	13,885,373	12,375,420
Inventory and prepaid expenses	5,951,766	4,041,471
Total current assets	65,050,762	59,442,119

Intangible assets, net	558,986,522	571,383,855
Equity method and other investments	2,128,854	3,912,978
Royalty advances, net of current portion	48,584,246	44,637,334
Property, plant and equipment, net	413,908	342,080
Operating lease right of use assets, net	2,040,424	—
Fair value of swap assets	8,494,582	3,991,802
Other assets	839,551	559,922
Total assets	$686,538,849	$684,270,090

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$4,032,800	$4,436,943
Royalties payable	25,079,061	21,235,815
Accrued payroll	705,786	1,938,281
Deferred revenue	3,624,611	1,103,664
Other current liabilities	3,746,378	12,272,577
Income taxes payable	1,772,228	77,496
Total current liabilities	38,960,864	41,064,776

Secured line of credit	278,007,879	269,856,169
Deferred income taxes	23,573,739	24,884,170
Operating lease liabilities, net of current portion	1,491,606	—
Other liabilities	898,885	1,012,651
Total liabilities	342,932,973	336,817,766

Contingencies and commitments (Note 17)

Shareholders’ Equity
Preferred stock, $0.0001 par value 75,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2022 and March 31, 2022	—	—
Common stock, $0.0001 par value; 750,000,000 shares authorized, 64,373,904 issued and outstanding at September 30, 2022; 64,150,186 issued and outstanding at March 31, 2022	6,437	6,415
Additional paid-in capital	336,959,175	335,372,981
Retained earnings	16,826,491	12,213,519
Accumulated other comprehensive loss	(11,133,631)	(1,198,058)
Total Reservoir Media, Inc. shareholders’ equity	342,658,472	346,394,857
Noncontrolling interest	947,404	1,057,467
Total shareholders’ equity	343,605,876	347,452,324
Total liabilities and shareholders’ equity	$686,538,849	$684,270,090

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In U.S. dollars, except share data)

(Unaudited)

	For the Three and Six Months Ended September 30, 2022
							Accumulated
	Preferred Stock		Common Stock				other
					Additional		comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Shares	Amount	paid-in capital	Retained earnings	loss	interests	equity
Balance, March 31, 2022	—	$—	64,150,186	$6,415	$335,372,981	$12,213,519	$(1,198,058)	$1,057,467	$347,452,324
Share-based compensation	—	—	—	—	359,461	—	—	—	359,461
Vesting of restricted stock units, net of shares withheld for employee taxes	—	—	140,138	14	(475,872)	—	—	—	(475,858)
Reclassification of liability-classified awards to equity-classified awards	—	—	—	—	961,429	—	—	—	961,429
Net income (loss)	—	—	—	—	—	76,039	—	(59,218)	16,821
Other comprehensive loss	—	—	—	—	—	—	(5,011,563)	—	(5,011,563)
Balance, June 30, 2022	—	$—	64,290,324	$6,429	$336,217,999	$12,289,558	$(6,209,621)	$998,249	$343,302,614
Share-based compensation	—	—	—	—	596,184	—	—	—	596,184
Vesting of restricted stock units	—	—	83,580	8	(8)	—	—	—	—
Reclassification of liability-classified awards to equity-classified awards	—	—	—	—	145,000	—	—	—	145,000
Net income (loss)	—	—	—	—	—	4,536,933	—	(50,845)	4,486,088
Other comprehensive loss	—	—	—	—	—	—	(4,924,010)	—	(4,924,010)
Balance, September 30, 2022	—	$—	64,373,904	$6,437	$336,959,175	$16,826,491	$(11,133,631)	$947,404	$343,605,876

		For the Three and Six Months Ended September 30, 2021
							Accumulated
	Preferred Stock		Common Stock			Retained earnings	other
					Additional	(Accumulated	comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Shares	Amount	paid-in capital	deficit)	income (loss)	interests	equity
Balance, March 31, 2021	16,175,406	$81,632,500	28,539,299	$2,854	$110,496,300	$(863,108)	$2,096,358	$1,005,697	$194,370,601
Share-based compensation	—	—	—	—	25,675	—	—	—	25,675
Net loss	—	—	—	—	—	(1,452,998)	—	(53,983)	(1,506,981)
Other comprehensive income	—	—	—	—	—	—	215,142	—	215,142
Balance, June 30, 2021	16,175,406	$81,632,500	28,539,299	$2,854	$110,521,975	$(2,316,106)	$2,311,500	$951,714	$193,104,437
RHI Preferred Stock Conversion	(16,175,406)	(81,632,500)	16,175,406	1,618	81,630,882	—	—	—	—
Business Combination and PIPE Investment, net of transaction costs	—	—	19,354,548	1,935	141,144,876	—	—	—	141,146,811
Share-based compensation	—	—	—	—	191,478	—	—	—	191,478
Net income (loss)	—	—	—	—	—	4,449,370	—	(77,508)	4,371,862
Other comprehensive loss	—	—	—	—	—	—	(1,779,437)	—	(1,779,437)
Balance, September 30, 2021	—	$—	64,069,253	$6,407	$333,489,211	$2,133,264	$532,063	$874,206	$337,035,151

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

(Unaudited)

	Six Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$4,502,909	$2,864,881
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	10,656,334	8,740,069
Depreciation of property, plant and equipment	89,510	76,782
Share-based compensation	1,617,490	217,153
Non-cash interest charges	1,158,685	591,795
Gain on fair value of swaps	(4,502,780)	(1,225,218)
Share of earnings of equity affiliates, net of tax	(34,133)	—
Dividend from equity affiliates	62,306	23,896
Deferred income taxes	—	782,446
Changes in operating assets and liabilities:
Accounts receivable	(1,181,423)	(3,515,688)
Inventory and prepaid expenses	(1,910,295)	(2,999,766)
Royalty advances	(5,456,865)	(7,515,203)
Other assets and liabilities	(120,854)	—
Accounts payable and accrued expenses	5,050,386	3,466,757
Income tax payable	1,694,732	(42,782)
Net cash provided by operating activities	11,626,002	1,465,122

Cash flows from investing activities:
Purchases of music catalogs	(15,793,674)	(125,654,269)
Investment in equity method and other investments	—	(2,464,487)
Purchase of property, plant and equipment	(161,338)	(28,739)
Net cash used for investing activities	(15,955,012)	(128,147,495)

Cash flows from financing activities:
Proceeds from Business Combination and PIPE Investment, net of issuance costs	—	141,146,811
Proceeds from secured line of credit	7,000,000	67,554,867
Repayments of secured line of credit	—	(55,000,000)
Repayments of secured loans	—	(18,500,000)
Taxes paid related to net share settlement of restricted stock units	(475,858)	—
Deferred financing costs paid	(6,975)	(3,241,214)
Repayments of related party loans	—	(81,103,196)
Draws on related party loans	—	80,913,620
Net cash provided by financing activities	6,517,167	131,770,888

Foreign exchange impact on cash	(1,181,185)	(1,526,509)

Increase in cash and cash equivalents	1,006,972	3,562,006
Cash and cash equivalents beginning of period	17,814,292	9,209,920
Cash and cash equivalents end of period	$18,821,264	$12,771,926

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

COVID-19 Pandemic

In March 2020, the World Health Organization characterized the coronavirus (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. Government-imposed restrictions and general behavioral changes in response to the pandemic adversely affected the Company’s results of operations for the three and six months ended September 30, 2022 and 2021. This included performance revenue generated from retail, restaurants, bars, gyms and live shows, synchronization revenue, and the release schedule of physical product. Even as government restrictions are lifted and consumer behavior starts to return to pre-pandemic norms, it is unclear for how long and to what extent the Company’s operations will continue to be affected.

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

SEPTEMBER 30, 2022

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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for the three and six months ended September 30, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending March 31, 2023 or any other period.

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

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-03, “Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-03”), which replaces the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses. Subsequent to ASU 2016-03, the FASB has issued several related ASUs amending the original ASU 2016-03. The updates are intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. For public entities, ASU 2016-03 was effective for annual reporting periods beginning after December 15, 2019, including interim periods within that annual reporting period. For the Company, ASU 2016-03 is effective beginning April 1, 2023, including interim periods within that fiscal year, with early adoption permitted for annual periods beginning after December 15, 2018. The Company is currently evaluating the effect that ASU 2016-03 will have on the Company’s consolidated financial statements.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Accounting Standards Recently Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which established a new ASC Topic 842, “Leases” (“ASC 842”) that introduced a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of income. The Company adopted the new standard beginning April 1, 2022 (the “effective date”), using a modified retrospective transition approach with application as of the effective date as the date of initial application without restating comparative period financial statements.

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

SEPTEMBER 30, 2022

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

NOTE 5. REVENUE RECOGNITION

For the Company’s operating segments, Music Publishing and Recorded Music, the Company accounts for a contract when it has legally enforceable rights and obligations and collectability of consideration is probable. The Company identifies the performance obligations and determines the transaction price associated with the contract. Revenue is recognized when, or as, control of the promised services or goods is transferred to the Company’s customers, and in an amount that reflects the consideration the Company is contractually due in exchange for those services or goods. Certain of the Company’s arrangements include licenses of intellectual property with consideration in the form of sales- and usage-based royalties. Royalty revenue is recognized when the subsequent sale or usage occurs using the best estimates available of the amounts that will be received by the Company. The Company recognized revenue of $3,377,420 and $993,503 from performance obligations satisfied in previous periods for the six months ended September 30, 2022 and 2021, respectively. The increase in revenue recognized from performance obligations satisfied in previous periods is impacted by an updated estimate of Music Publishing royalties based on the Company’s current estimate of effects arising from the July 2022 ruling by the U.S. Copyright Royalty Board (the “CRB”) to affirm increases to the statutory royalty rate structure for mechanical royalties in the U.S. for the period 2018 to 2022. For much of the period between 2018 and 2022, most digital service providers have accounted and submitted payment to the Company using the applicable 2017 rate while the remand process took place.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Disaggregation of Revenue

The Company’s revenue consisted of the following categories during the three and six months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Revenue by Type
Digital	$13,246,981	$11,561,319	$21,710,851	$18,172,130
Performance	4,411,443	4,357,083	7,947,867	7,006,296
Synchronization	4,413,154	4,144,742	7,712,500	6,086,658
Mechanical	1,000,513	958,256	1,514,981	1,367,223
Other	991,290	1,059,270	1,623,889	1,652,136
Total Music Publishing	24,063,381	22,080,670	40,510,088	34,284,443

Digital	6,312,160	4,691,694	10,875,702	7,503,535
Physical	851,355	2,518,160	2,148,533	3,484,797
Neighboring rights	740,932	463,399	1,426,281	790,674
Synchronization	989,232	304,955	2,013,874	406,997
Total Recorded Music	8,893,679	7,978,208	16,464,390	12,186,003

Other revenue	308,651	214,286	570,003	435,349
Total revenue	$33,265,711	$30,273,164	$57,544,481	$46,905,795

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Revenue by Geographical Location
United States Music Publishing	$14,916,155	$10,766,869	$24,759,449	$17,590,044
United States Recorded Music	4,967,177	4,998,101	8,770,013	6,569,038
United States other revenue	308,651	214,286	570,003	435,349
Total United States	20,191,983	15,979,256	34,099,465	24,594,431
International Music Publishing	9,147,226	11,313,801	15,750,639	16,694,399
International Recorded Music	3,926,502	2,980,107	7,694,377	5,616,965
Total International	13,073,728	14,293,908	23,445,016	22,311,364
Total revenue	$33,265,711	$30,273,164	$57,544,481	$46,905,795

Only the United States represented 10% or more of the Company’s total revenues in the three and six months ended September 30, 2022 and 2021.

Deferred Revenue

The following table reflects the change in deferred revenue during the six months ended September 30, 2022 and 2021:

	Six Months Ended September 30,
	2022	2021
Balance at beginning of period	$1,103,664	$1,337,987
Cash received during period	4,451,194	1,451,623
Revenue recognized during period	(1,930,247)	(1,479,196)
Balance at end of period	$3,624,611	$1,310,414

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 6. ACQUISITIONS

In the ordinary course of business, the Company regularly acquires publishing and recorded music catalogs, which are typically accounted for as asset acquisitions. During the six months ended September 30, 2022 and 2021, the Company completed such acquisitions totaling $6,946,630 and $127,877,442, respectively, inclusive of deferred acquisition payments.

The Company did not complete any individually significant acquisition transactions during the six months ended September 30, 2022. On June 2, 2021, the Company acquired U.S. based record label and music publishing company Tommy Boy for approximately $100 million, which was the most significant acquisition transaction during the six months ended September 30, 2021. Two members of the Company’s board of directors (the “Board”) were also members of Tommy Boy’s board of managers and had an equity interest in both companies. The acquisition of Tommy Boy was accounted for as an asset acquisition as a result of the significant concentration of the fair value of gross assets acquired in a recorded music catalog intangible asset (weighted average useful life of 30 years).

NOTE 7. INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following as of September 30, 2022 and March 31, 2022:

	September 30, 2022	March 31, 2022
Intangible assets subject to amortization:
Publishing and recorded music catalogs	$650,595,472	$654,284,671
Artist management contracts	1,675,034	947,723
Gross intangible assets	652,270,506	655,232,394
Accumulated amortization	(93,283,984)	(83,848,539)
Intangible assets, net	$558,986,522	$571,383,855

Straight-line amortization expense totaled $5,341,069 and $4,711,625 in the three months ended September 30, 2022 and 2021, respectively. Straight-line amortization expense totaled $10,656,334 and $8,740,069 in the six months ended September 30, 2022 and 2021, respectively.

NOTE 8. ROYALTY ADVANCES

The Company made royalty advances totaling $12,313,011 and $13,253,141 during the six months ended September 30, 2022 and 2021, respectively, recoupable from the writer’s or artist’s share of future royalties otherwise payable, in varying amounts. Advances expected to be recouped within the next twelve months are classified as current assets, with the remainder classified as noncurrent assets.

	Six Months Ended
	September 30,
	2022	2021
Balance at beginning of period	$57,012,754	$41,582,080
Additions	12,313,011	13,253,141
Recoupments	(6,856,146)	(5,737,938)
Balance at end of period	$62,469,619	$49,097,283

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 9. SECURED LINE OF CREDIT

Long-term debt consists of the following:

	September 30, 2022	March 31, 2022
Secured line of credit bearing interest at LIBOR plus a spread	$282,645,715	$275,645,715
Debt issuance costs, net	(4,637,836)	(5,789,546)
	$278,007,879	$269,856,169

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

The Senior Credit Facility also includes an “accordion feature” that permits RMM to seek additional commitments in an amount not to exceed $50,000,000 that would increase the Senior Credit Facility. As of September 30, 2022, the Senior Credit Facility had a borrowing capacity of $350,000,000, with remaining borrowing availability of $67,354,285.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Interest Rate Swaps

At September 30, 2022, RMM had the following interest rate swaps outstanding, under which it pays a fixed rate and receives a floating interest payment from the counterparty based on LIBOR with reference to notional amounts adjusted to match the original scheduled principal repayments pursuant to the indenture agreement:

	Notional
	Amount at	Pay
	September 30,	Fixed
Effective Date	2022	Rate	Maturity
March 10, 2022	$8,500,000	1.602%	September 2024
March 10, 2022	$87,919,687	1.492%	September 2024
December 31, 2021	$53,580,313	1.042%	September 2024

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

NOTE 10. INCOME TAXES

Income tax expense for the three months ended September 30, 2022 and 2021 was $1,682,369 (27.3% effective tax rate) and $1,539,883 (26.0% effective tax rate), respectively. Income tax expense for the six months ended September 30, 2022 and 2021 was $1,687,707 (27.3% effective tax rate) and $1,012,738 (26.1% effective tax rate), respectively. The effective tax rates during these periods reflect the amount and mix of income from multiple tax jurisdictions.

NOTE 11. SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid and income taxes paid for the six months ended September 30, 2022 and 2021 were comprised of the following:

	2022	2021
Interest paid	$5,319,954	$4,916,082
Income taxes paid	$30,000	$40,000

Non-cash investing and financing activities for the six months ended September 30, 2022 and 2021 were comprised of the following:

	2022	2021
Acquired intangible assets included in other liabilities	$1,051,692	$2,326,000
Reclassification of liability-classified awards to equity-classified awards	$1,106,429	$—
Conversion of RHI Preferred Stock to Common Stock	$—	$81,632,500

NOTE 12. AMOUNTS DUE TO / (FROM) RELATED PARTIES

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

SEPTEMBER 30, 2022

(Unaudited)

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

As of September 30, 2022 and March 31, 2022, the Company had no shares of RHI Preferred Stock outstanding.

Warrants

As of September 30, 2022, the Company’s outstanding warrants included 5,750,000 publicly-traded warrants (the “Public Warrants”), which were issued during ROCC’s initial public offering on December 15, 2020, and 137,500 warrants sold in a private placement to ROCC’s sponsor (the “Private Warrants” and together with the Public Warrants, the “Warrants”), which were assumed by the Company in connection with the Business Combination and exchanged into warrants for shares of Common Stock. Each whole Warrant entitles the registered holder to purchase one whole share of Common Stock at a price of $11.50 per share, provided that the Company has an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a registered holder may exercise its Warrants only for a whole number of shares of Common Stock. The Warrants will expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2022

(Unaudited)

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

Share-based compensation expense totaled $851,987 ($656,692, net of taxes) and $191,478 ($147,599, net of taxes) during the three months ended September 30, 2022 and 2021, respectively. Share-based compensation expense totaled $1,617,490 ($1,246,724, net of taxes) and $217,153 ($167,391, net of taxes) during the six months ended September 30, 2022 and 2021, respectively. Share-based compensation expense is classified as “Administration expenses” in the accompanying condensed consolidated statements of income. The increase in share-based compensation expense during the three and six months ended September 30, 2022 reflects the restricted stock units (“RSUs”) granted subsequent to the Merger.

During the three and six months ended September 30, 2022, the Company granted RSUs to satisfy previous obligations to issue a variable number of equity awards based on a fixed monetary amount. Prior to the issuance of these RSUs, the Company classified these awards as liabilities. Upon issuance of the RSU’s the awards became equity-classified as they no longer met the criteria to be liability-classified and a liability of $1,106,429 was reclassified from accounts payable and accrued liabilities to additional paid-in capital.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 15. EARNINGS PER SHARE

The following table summarizes the basic and diluted earnings per common share calculation for the three and six months ended September 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Basic earnings per common share
Net income attributable to Reservoir Media, Inc.	$4,536,933	$4,449,370	$4,612,972	$2,996,372
Less: income allocated to participating securities	—	(361,741)	—	(605,790)
Net income attributable to common shareholders	$4,536,933	$4,087,629	$4,612,972	$2,390,582
Weighted average common shares outstanding - basic	64,349,375	53,641,984	64,286,797	41,159,228
Earnings per common share - basic	$0.07	$0.08	$0.07	$0.06

Diluted earnings per common share
Net income attributable to common shareholders	$4,536,933	$4,087,629	$4,612,972	$2,390,582
Add: income allocated to participating securities	—	361,741	—	605,790
Net income attributable to Reservoir Media, Inc.	$4,536,933	$4,449,370	$4,612,972	$2,996,372
Weighted average common shares outstanding - basic	64,349,375	53,641,984	64,286,797	41,159,228
Weighted average effect of potentially dilutive securities:
Assumed conversion of RHI Preferred Stock	—	4,747,130	—	10,430,043
Effect of dilutive stock options and RSUs	440,009	603,858	500,150	642,428
Weighted average common shares outstanding - diluted	64,789,384	58,992,972	64,786,947	52,231,699
Earnings per common share - diluted	$0.07	$0.08	$0.07	$0.06

Because of their anti-dilutive effect, 5,957,444 shares of Common Stock equivalents, comprised of 69,944 RSUs and 5,887,500 warrants, have been excluded from the diluted earnings per share calculation for the three months ended September 30, 2022. Because of their anti-dilutive effect, 5,952,683 shares of Common Stock equivalents, comprised of 65,183 RSUs and 5,887,500 warrants, have been excluded from the diluted earnings per share calculation for the six months ended September 30, 2022. Because of their anti-dilutive effect, 1,494,848 shares of Common Stock equivalents comprised of stock options have been excluded from the diluted earnings per share calculation for the three and six months ended September 30, 2021.

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

SEPTEMBER 30, 2022

(Unaudited)

(b)	Interest Rate Risk

The Company is exposed to market risk from changes in interest rates on its secured loan. As described in Note 9, “Secured Line of Credit,” the Company entered into interest rate swap agreements to partially reduce its exposure to fluctuations in interest rates on its Credit Facilities.

The fair value of the outstanding interest rate swaps was a $8,494,582 asset as of September 30, 2022 and a $3,991,802 asset as of March 31, 2022. Fair value is determined using Level 2 inputs, which are based on quoted prices and market observable data of similar instruments. The change in the unrealized fair value of the swaps during the three and six months ended September 30, 2022 of $2,932,443 and $4,502,780, respectively, was recorded as a gain on changes in fair value of derivative instruments. The change in the unrealized fair value of the swaps during the three and months ended September 30, 2021 of $677,730 and $1,225,218, respectively, was recorded as a gain on changes in fair value of derivative instruments.

(c)	Foreign Exchange Risk

The Company is exposed to foreign exchange risk in fluctuations of currency rates on its revenue from royalties, writers’ fees and its subsidiaries’ operations.

(d)	Financial Instruments

Financial instruments not described elsewhere include cash, accounts receivable, accounts payable, accrued liabilities and borrowings under its secured line of credit. The carrying values of these instruments as of September 30, 2022 do not differ materially from their respective fair values due to the immediate or short-term duration of these items or their bearing market-related rates of interest.

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

During the three and six months ended September 30, 2022, the Company obtained right-of-use assets in exchange for new operating lease obligations totaling $282,881 and $356,383, respectively.

In April 2022, the Company entered into an agreement for its new headquarter office facility consisting of 12,470 square feet of leased office space at 200 Varick Street, Suite 801A, New York, NY (the “New HQ Lease”), which commenced on November 3, 2022 (the “Commencement Date”). On the Commencement Date, the Company obtained a right-of-use asset in exchange for a new operating lease obligation for the New HQ Lease totaling approximately $5.8 million. The total commitment under the New HQ Lease is approximately $8.4 million, which is payable monthly with escalating rental payments over a 130-month lease term.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The following tables present total revenue and reconciliation of OIBDA to operating income by segment for the three and six months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
	Music	Recorded
	Publishing	Music	Other	Consolidated
Total revenue	$24,063,381	$8,893,679	$308,651	$33,265,711

Reconciliation of OIBDA to operating income:
Operating income	3,074,439	3,476,367	16,649	6,567,455
Amortization and depreciation	4,010,123	1,352,977	21,241	5,384,341
OIBDA	$7,084,562	$4,829,344	$37,890	$11,951,796

	Six Months Ended September 30, 2022
	Music	Recorded
	Publishing	Music	Other	Consolidated
Total revenue	$40,510,088	$16,464,390	$570,003	$57,544,481

Reconciliation of OIBDA to operating income:
Operating income	2,813,131	5,057,677	17,173	7,887,981
Amortization and depreciation	7,964,493	2,737,458	43,894	10,745,844
OIBDA	$10,777,624	$7,795,135	$61,067	$18,633,825

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

	Three Months Ended September 30, 2021
	Music	Recorded
	Publishing	Music	Other	Consolidated
Total revenue	$22,080,670	$7,978,208	$214,286	$30,273,164

Reconciliation of OIBDA to operating income:
Operating income(a)	5,368,452	2,384,747	16,094	7,769,293
Amortization and depreciation	3,309,195	1,423,114	24,819	4,757,128
OIBDA	$8,677,647	$3,807,861	$40,913	$12,526,421

	Six Months Ended September 30, 2021
	Music	Recorded
	Publishing	Music	Other	Consolidated
Total revenue	$34,284,443	$12,186,003	$435,349	$46,905,795

Reconciliation of OIBDA to operating income:
Operating income(a)	5,597,619	2,311,446	75,919	7,984,984
Amortization and depreciation	6,478,404	2,288,572	49,875	8,816,851
OIBDA	$12,076,023	$4,600,018	$125,794	$16,801,835

(a)During the fourth quarter of the fiscal year ended March 31, 2022, the Company revised the methodology it uses to allocate corporate general and administrative expenses to its operating segments to better align usage of corporate resources allocated to the Company segments. The updated allocation methodology had no impact on the Company’s consolidated statements of operations. This change was applied retrospectively, and segment OIBDA for all comparative periods has been updated to reflect this change.

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

Based on management’s evaluation of the accounting errors in consideration of the SEC Staff’s Accounting Bulletins Nos. 99 (“SAB 99”) and 108 (“SAB 108”) and interpretations therewith, the Company concluded the errors are not material, on an individual or aggregate basis, to the Company’s previously reported annual and interim consolidated financial statements affected by the errors, which includes the Company’s previously reported unaudited interim condensed consolidated financial information for the three and six months ended September 30, 2021 (the “previously reported financial statements”). However, the Company further concluded the accounting errors cannot be corrected as an out-of-period adjustment in the Company’s consolidated financial statements as of and for the year ended March 31, 2022, because to do so would cause a material misstatement in those financial statements. Accordingly, the Company referred to the guidance prescribed by SAB 108 which specifies that the errors must be corrected the next time the previously reported financial statements are filed. Therefore, the Company corrected the accounting errors in all of the Company’s previously reported annual and interim consolidated financial statements impacted by the errors, which includes the accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended September 30, 2021.

The following is a description of the accounting errors and their impact on the Company’s previously reported financial statements:

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

The following table presents the impact of correcting the accounting errors on the Company’s previously reported unaudited condensed consolidated statement of income for the three and six months ended September 30, 2021:

	Three Months Ended September 30, 2021			Six Months Ended September 30, 2021
	As Reported	Adjustment	Revised	As Reported	Adjustment	Revised
Revenues	$30,435,488	$(162,324)	$30,273,164	$47,153,638	$(247,843)	$46,905,795
Amortization and depreciation	4,777,683	(20,555)	4,757,128	8,856,928	(40,077)	8,816,851
Total costs and expenses	22,524,426	(20,555)	22,503,871	38,960,888	(40,077)	38,920,811
Operating income	7,911,062	(141,769)	7,769,293	8,192,750	(207,766)	7,984,984
Income before income taxes	6,053,514	(141,769)	5,911,745	4,085,385	(207,766)	3,877,619
Income tax expense	1,575,325	(35,442)	1,539,883	1,064,679	(51,941)	1,012,738
Net income	4,478,189	(106,327)	4,371,862	3,020,706	(155,825)	2,864,881
Net income attributable to Reservoir Media, Inc.	4,555,697	(106,327)	4,449,370	3,152,197	(155,825)	2,996,372

Earnings per common share - basic	$0.08	$—	$0.08	$0.06	$—	$0.06
Earnings per common share - diluted	$0.08	$—	$0.08	$0.06	$—	$0.06

The following table presents the impact of correcting the accounting errors on the Company’s previously reported unaudited condensed consolidated statement of comprehensive income for the three and six months ended September 30, 2021:

	Three Months Ended September 30, 2021			Six Months Ended September 30, 2021
	As Reported	Adjustment	Revised	As Reported	Adjustment	Revised
Net income	$4,478,189	$(106,327)	$4,371,862	$3,020,706	$(155,825)	$2,864,881
Total comprehensive income	2,698,752	(106,327)	2,592,425	1,456,411	(155,825)	1,300,586
Total comprehensive income attributable to Reservoir Holdings, Inc.	2,776,260	(106,327)	2,669,933	1,587,902	(155,825)	1,432,077

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The following table presents the impact of correcting the accounting errors on the Company’s previously reported unaudited condensed consolidated balance sheet and consolidated statement of changes in shareholders’ equity as of September 30, 2021:

	September 30, 2021
	As Reported	Adjustment	Revised
Intangible assets, net	$511,091,322	$(2,296,613)	$508,794,709
Total assets	601,704,401	(2,296,613)	599,407,788
Income taxes payable	490,713	(6,323)	484,390
Deferred income taxes	20,569,924	(519,861)	20,050,063
Total liabilities	262,898,821	(526,184)	262,372,637
Retained earnings	3,903,693	(1,770,429)	2,133,264
Total Reservoir Media, Inc, shareholders’ equity	337,931,374	(1,770,429)	336,160,945
Total shareholders’ equity	338,805,580	(1,770,429)	337,035,151
Total liabilities and shareholders’ equity	601,704,401	(2,296,613)	599,407,788

The following table presents the impact of correcting the accounting errors on the Company’s previously reported unaudited condensed consolidated statement of cash flows for the six months ended September 30, 2021:

	Six Months Ended September 30, 2021
	As Reported	Adjustment	Revised
Net income	$3,020,706	$(155,825)	$2,864,881
Amortization of intangible assets	8,780,146	(40,077)	8,740,069
Deferred income taxes	834,387	(51,941)	782,446
Net cash provided by operating activities	1,712,965	(247,843)	1,465,122
Purchases of music catalogs	(125,902,112)	247,843	(125,654,269)
Net cash used for investing activities	(128,395,338)	247,843	(128,147,495)

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

As disclosed in Note 19, “Correction of Prior Period Errors” to our consolidated financial statements, the Company’s consolidated financial statements as of and for the three and six months ended September 30, 2021, have been revised to give effect to the correction of certain accounting errors identified during the financial reporting process as of and for the fiscal year ended March 31, 2022. As a result, the Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations set forth below has been revised to give effect to the correction of these errors.

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

This management’s discussion and analysis of financial condition and results of operations is organized as follows:

●	Business Overview––This section provides a general description of our business, as well as a discussion of factors that we believe are important in understanding our results of operations and comparability and in anticipating future trends.

●	Results of Operations––This section provides an analysis of our consolidated and operating segment results of operations for the three and six months ended September 30, 2022 and September 30, 2021.
●	Liquidity and Capital Resources––This section provides an analysis of our cash flows for the six months September 30, 2022 and September 30, 2021, as well as a discussion of our liquidity and capital resources as of September 30, 2022. The discussion of our liquidity and capital resources includes recent debt financings and a summary of the key debt covenant compliance measures under our debt agreements.

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

Our Current Artist and Catalog recorded music distribution is handled by a network of distribution partners. Chrysalis Records current artist releases are distributed through PIAS while our Chrysalis Records and Tommy Boy catalogs are distributed via our membership with MERLIN, AMPED, Proper and other partners.

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

Factors Affecting Results of Operations and Comparability

Throughout our history, we have constantly acquired new assets and subsidiaries and signed new writers and more recently new recording artists. These investing activities have had the largest impact on our growth over time. We have also invested in our operations to create a platform for the Music Publishing and Recorded Music segments to scale and grow. We did not complete any individually significant acquisition transactions during the six months ended September 30, 2022. On June 2, 2021, we acquired, through a membership interest purchase agreement, Tommy Boy Music, LLC (“Tommy Boy”), a 40-year-old record label, which included a diverse catalog of primarily recorded music rights and some music publishing rights.

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

Results of Operations

Income Statement

Our income statement was composed of the following amounts (in thousands):

	For the Three Months				For the Six Months
	Ended September 30,		2022 vs. 2021		Ended September 30,		2022 vs. 2021
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenues	$33,266	$30,273	$2,993	10%	$57,544	$46,906	$10,639	23%
Costs and expenses:
Cost of revenue	13,940	12,092	1,848	15%	23,915	19,784	4,131	21%
Amortization and depreciation	5,384	4,757	627	13%	10,746	8,817	1,929	22%
Administration expenses	7,374	5,655	1,719	30%	14,995	10,320	4,676	45%
Total costs and expenses	26,698	22,504	4,194	19%	49,657	38,921	10,736	28%

Operating income	6,567	7,769	(1,202)	(15)%	7,888	7,985	(97)	(1)%

Interest expense	(3,505)	(2,729)	(776)	28%	(6,481)	(5,508)	(973)	18%
Gain on foreign exchange	173	193	(20)	(10)%	281	175	106	60%
Gain on fair value of swaps	2,932	678	2,255	333%	4,503	1,225	3,278	268%
Income before income taxes	6,168	5,911	257	4%	6,191	3,877	2,313	60%
Income tax expense	1,682	1,540	142	9%	1,688	1,013	675	67%
Net income	4,486	4,372	114	3%	4,503	2,865	1,638	57%
Net loss attributable to noncontrolling interests	51	78	(27)	(34)%	110	131	(21)	(16)%
Net income attributable to Reservoir Media, Inc.	$4,537	$4,449	$88	2%	$4,613	$2,996	$1,617	54%

Revenues

Our revenues were composed of the following amounts (in thousands):

	For the Three Months				For the Six Months
	Ended September 30,		2022 vs. 2021		Ended September 30,		2022 vs. 2021
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenue by Type
Digital	$13,247	$11,561	$1,686	15%	$21,711	$18,172	$3,539	19%
Performance	4,411	4,357	54	1%	7,948	7,006	942	13%
Synchronization	4,413	4,145	268	6%	7,713	6,087	1,626	27%
Mechanical	1,001	958	42	4%	1,515	1,367	148	11%
Other	991	1,059	(68)	(6)%	1,624	1,652	(28)	(2)%
Total Music Publishing	24,063	22,081	1,983	9%	40,510	34,284	6,226	18%

Digital	6,312	4,692	1,620	35%	10,876	7,504	3,372	45%
Physical	851	2,518	(1,667)	(66)%	2,149	3,485	(1,336)	(38)%
Neighboring rights	741	463	278	60%	1,426	791	636	80%
Synchronization	989	305	684	224%	2,014	407	1,607	395%
Total Recorded Music	8,894	7,978	915	11%	16,464	12,186	4,278	35%

Other revenue	309	214	94	44%	570	435	135	31%
Total Revenue	$33,266	$30,273	$2,993	10%	$57,544	$46,906	$10,639	23%

	For the Three Months				For the Six Months
	Ended September 30,		2022 vs. 2021		Ended September 30,		2022 vs. 2021
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenue by Geographical Location
U.S. Music Publishing	$14,916	$10,767	$4,149	39%	$24,759	$17,590	$7,169	41%
U.S. Recorded Music	4,967	4,998	(31)	(1)%	8,770	6,569	2,201	34%
U.S. Other Revenue	309	214	94	44%	570	435	135	31%
Total U.S.	20,192	15,979	4,213	26%	34,099	24,594	9,505	39%
International Music Publishing	9,147	11,314	(2,167)	(19)%	15,751	16,694	(944)	(6)%
International Recorded Music	3,927	2,980	946	32%	7,694	5,617	2,077	37%
Total International	13,074	14,294	(1,220)	(9)%	23,445	22,311	1,134	5%
Total Revenue	$33,266	$30,273	$2,993	10%	$57,544	$46,906	$10,639	23%

Revenues

Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021

Total revenues increased by $2,993 thousand, or 10%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, driven by a 9% increase in Music Publishing revenue and an 11% increase in Recorded Music revenue. Music Publishing revenues represented 72% and 73% of total revenues for the three months ended September 30, 2022 and the three months ended September 30, 2021, respectively. Recorded Music revenues represented 27% and 26% of total revenues for the three months ended September 30, 2022 and the three months ended September 30, 2021, respectively. U.S. and international revenues represented 61% and 39%, respectively of total revenues for the three months ended September 30, 2022. U.S. and international revenues represented 53% and 47%, respectively of total revenues for the three months ended September 30, 2021. The shift in geographic mix is primarily the result of an updated estimate of U.S. mechanical royalties related to the recent CRB ruling, as well as an unfavorable impact on Chrysalis revenue from the change in exchange rate of the British pound sterling (“GBP”) to U.S. dollar.

Total digital revenues increased by $3,306 thousand, or 20%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Total digital revenues represented 59% and 54% of consolidated revenues for the three months ended September 30, 2022 and the three months ended September 30, 2021, respectively.

Music Publishing revenues increased by $1,983 thousand, or 9%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase in Music Publishing revenue was mainly driven by acquisitions of catalogs and revenue from the existing catalog, which led to increases in digital revenue, synchronization revenue, mechanical revenue and performance revenue. These increases were partially offset by a decrease in other revenues.

On a geographic basis, U.S. Music Publishing revenues represented 62% of total Music Publishing revenues for the three months ended September 30, 2022 compared to 49% for the three months ended September 30, 2021. International Music Publishing revenues represented 38% of total Music Publishing revenues for the three months ended September 30, 2022 compared to 51% for the three months ended September 30, 2021. The shift in geographic mix is primarily the result of an updated estimate of U.S. mechanical royalties related to the recent CRB ruling.

Recorded Music revenues increased by $915 thousand, or 11%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Digital revenue increased by $1,620 thousand primarily due to recent acquisitions of various Recorded Music catalogs and the continued growth at music streaming services. The $1,667 thousand decrease in physical revenue reflects the more significant release schedule in the prior year period than the current year period. Synchronization revenue increased $684 thousand primarily due to ongoing value enhancement initiatives on the Tommy Boy music catalog and the recovery of film and television industry from the impacts of the COVID-19 pandemic. The $278 thousand increase in neighboring rights revenue was primarily due to recent acquisitions of various Recorded Music catalogs.

On a geographic basis, U.S. Recorded Music revenues represented 56% of total Recorded Music revenues for the three months ended September 30, 2022 compared to 63% for the three months ended September 30, 2021. International Recorded Music revenues represented 44% of total Recorded Music revenues for the three months ended September 30, 2022 compared to 37% for the three months ended September 30, 2021. This shift in Recorded Music geographic mix was driven primarily by improved international distribution on the Tommy Boy catalog and other owned Recorded Music catalogs, partially offset by an unfavorable impact on Chrysalis revenue from the change in the GBP to U.S. dollar exchange rate.

Six Months Ended September 30, 2022 vs. Six Months Ended September 30, 2021

Total revenues increased by $10,639 thousand, or 23%, during the six months ended September 30, 2022 compared to the six months ended September 30, 2021, driven by an 18% increase in Music Publishing revenue and a 35% increase in Recorded Music revenue. Music Publishing revenues represented 70% and 73% of total revenues for the six months ended September 30, 2022 and the six months ended September 30, 2021, respectively. Recorded Music revenues represented 29% and 26% of total revenues for the six months ended September 30, 2022 and the six months ended September 30, 2021, respectively. U.S. and international revenues represented 59% and 41%, respectively of total revenues for the six months ended September 30, 2022. U.S. and international revenues represented 52% and 48%, respectively of total revenues for the six months ended September 30, 2021. The shift in mix between Music Publishing and Recorded Music and the shift in geographic mix are both primarily attributable to the Tommy Boy Acquisition. Additionally, the shift in geographic mix is partly the result of an updated estimate of U.S. mechanical royalties related to the recent CRB ruling and an unfavorable impact on Chrysalis revenue from the change in the GBP to U.S. dollar exchange rate.

Total digital revenues increased by $6,911 thousand, or 27%, during the six months ended September 30, 2022 compared to the six months ended September 30, 2021. Total digital revenues represented 57% and 55% of consolidated revenues for the six months ended September 30, 2022 and the six months ended September 30, 2021, respectively.

Music Publishing revenues increased by $6,226 thousand, or 18%, during the six months ended September 30, 2022 compared to the six months ended September 30, 2021. This increase in Music Publishing revenue was mainly driven by acquisitions of catalogs and revenue from the existing catalog, which led to increases in digital revenue, synchronization revenue, performance revenue, and mechanical revenue. These increases were partially offset by a decrease in other revenues.

On a geographic basis, U.S. Music Publishing revenues represented 61% of total Music Publishing revenues for the six months ended September 30, 2022 compared to 51% for the six months ended September 30, 2021. International Music Publishing revenues represented 39% of total Music Publishing revenues for the six months ended September 30, 2022 compared to 49% for the six months ended September 30, 2021. The shift in geographic mix is primarily the result of an updated estimate of U.S. mechanical royalties related to the recent CRB ruling.

Recorded Music revenues increased by $4,278 thousand, or 35%, during the six months ended September 30, 2022 compared to the six months ended September 30, 2021. The increase in Recorded Music revenue was driven in part by the acquisition of Tommy Boy in June 2021, which contributed $7,399 thousand to Recorded Music revenue during the six months ended September 30, 2022 compared to $3,644 thousand during the six months ended September 30, 2021. Digital revenue increased by $3,372 thousand primarily due to the acquisition of Tommy Boy and the continued growth at music streaming services. Increases in synchronization revenue and neighboring rights revenue were also primarily due to the acquisition of Tommy Boy. The $1,336 thousand decrease in physical revenue reflects the more significant release schedule in the prior year period than the current year period.

On a geographic basis, U.S. Recorded Music revenues represented 53% of total Recorded Music revenues for the six months ended September 30, 2022 compared to 54% for the six months ended September 30, 2021. International Recorded Music revenues represented 47% of total Recorded Music revenues for the six months ended September 30, 2022 compared to 46% for the six months ended September 30, 2021.

Cost of Revenues

Our cost of revenues was composed of the following amounts (in thousands):

	For the Three Months				For the Six Months
	Ended September 30,		2022 vs. 2021		Ended September 30,		2022 vs. 2021
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Writer royalties and other publishing costs	$11,853	$9,723	$2,130	22%	$19,605	$15,742	$3,863	25%
Artist royalties and other recorded music costs	2,087	2,369	(282)	(12)%	4,310	4,042	268	7%
Total cost of revenue	$13,940	$12,092	$1,848	15%	$23,915	$19,784	$4,131	21%

Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021

Cost of revenues increased by $1,848 thousand, or 15%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Cost of revenues as a percentage of revenues increased to 42% for the three months ended September 30, 2022 from 40% for the three months ended September 30, 2021.

Writer royalties and other publishing costs for the Music Publishing segment increased by $2,130 thousand, or 22%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Writer royalties and other publishing costs as a percentage of Music Publishing revenues increased to 49% for the three months ended September 30, 2022 from 44% for the three months ended September 30, 2021. The decrease in margins was due primarily to the royalty expenses associated with the updated estimate of mechanical royalties related to the recent CRB ruling, which carry a higher royalty expense than other revenue types. Additionally, margins were affected by a change in the general mix of earnings by type and songwriting clients with their specific contractual royalty rates being applied to the revenues.

Artist royalties and other recorded music costs for the Recorded Music segment decreased by $282 thousand, or 12%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Artist royalties and other recorded music costs as a percentage of recorded music revenues decreased to 23% for the three months ended September 30, 2022 from 30% for the three months ended September 30, 2021. The decrease in writer royalties and other recorded music costs and increase in margins were due primarily to a decrease in physical revenue, which carries a higher cost of revenue than other revenue types. Additionally, margins were affected by a change in the general mix of earnings by type and songwriting clients with their specific contractual royalty rates being applied to the revenues.

Six Months Ended September 30, 2022 vs. Six Months Ended September 30, 2021

Cost of revenues increased by $4,131 thousand, or 21%, during the six months ended September 30, 2022 compared to the six months ended September 30, 2021. Cost of revenues as a percentage of revenues was 42% for the six months ended September 30, 2022 and the six months ended September 30, 2021.

Writer royalties and other publishing costs for the Music Publishing segment increased by $3,863 thousand, or 25%, during the six months ended September 30, 2022 compared to the six months ended September 30, 2021. Writer royalties and other publishing costs as a percentage of Music Publishing revenues increased to 48% for the six months ended September 30, 2022 from 46% for the six months ended September 30, 2021. The decrease in margins was due primarily to the royalty expenses associated with the updated estimate of mechanical royalties related to the recent CRB ruling, which carry a higher royalty expense than other revenue types. Additionally, margins were affected by a change in the general mix of earnings by type and songwriting clients with their specific contractual royalty rates being applied to the revenues.

Artist royalties and other recorded music costs for the Recorded Music segment increased by $268 thousand, or 7%, during the six months ended September 30, 2022 compared to the six months ended September 30, 2021. This increase was due primarily to increased revenue from the acquisition of Tommy Boy. Artist royalties and other recorded music costs as a percentage of recorded music revenues decreased to 26% for the six months ended September 30, 2022 from 33% for the six months ended September 30, 2021. The increase in margins was due primarily to a decrease in physical revenue, which carries a higher cost of revenue than other revenue types. Additionally, margins were affected by a change in the general mix of earnings by type and songwriting clients with their specific contractual royalty rates being applied to the revenues.

Amortization and Depreciation

Our amortization and depreciation expenses are composed of the following amounts (in thousands):

	For the Three Months				For the Six Months
	Ended September 30,		2022 vs. 2021		Ended September 30,		2022 vs. 2021
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Music Publishing amortization and depreciation	$4,010	$3,309	$701	21%	$7,964	$6,478	$1,486	23%
Recorded Music amortization and depreciation	1,353	1,423	(70)	(5)%	2,737	2,289	449	20%
Other amortization and depreciation	21	25	(4)	(14)%	44	50	(6)	(12)%
Total amortization and depreciation	$5,384	$4,757	$627	13%	$10,746	$8,817	$1,929	22%

Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021

Amortization and depreciation expense increased by $627 thousand, or 13%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, driven by an increase in the Music Publishing segment. Music Publishing amortization and depreciation expense increased by $701 thousand, or 21%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to the acquisition of additional music catalogs. Recorded Music amortization and depreciation decreased by $70 thousand, or 5%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to a favorable impact on Chrysalis amortization from the change in the GBP to U.S. dollar exchange rate, partially offset by the acquisition of additional music catalogs.

Six Months Ended September 30, 2022 vs. Six Months Ended September 30, 2021

Amortization and depreciation expense increased by $1,929 thousand, or 22%, during the six months ended September 30, 2022 compared to the six months ended September 30, 2021, driven by increases in both the Music Publishing and Recorded Music segments. Music Publishing amortization and depreciation expense increased by $1,486 thousand, or 23%, during the six months ended September 30, 2022 compared to the six months ended September 30, 2021, primarily due to the acquisition of additional music catalogs. Recorded Music amortization and depreciation increased by $449 thousand, or 20%, during the six months ended September 30, 2022 compared to the six months ended September 30, 2021, primarily due to the acquisition of Tommy Boy, partially offset by a favorable impact on Chrysalis amortization from the change in the GBP to U.S. dollar exchange rate.

Administration Expenses

Our administration expenses are composed of the following amounts (in thousands):

	For the Three Months				For the Six Months
	Ended September 30,		2022 vs. 2021		Ended September 30,		2022 vs. 2021
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Music Publishing administration expenses	$5,126	$3,680	$1,446	39%	$10,128	$6,466	$3,662	57%
Recorded Music administration expenses	1,978	1,801	177	10%	4,359	3,544	815	23%
Other administration expenses	270	174	96	55%	508	310	198	64%
Total administration expenses	$7,374	$5,655	$1,719	30%	$14,995	$10,320	$4,675	45%

Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021

Total administration expenses increased by $1,719 thousand, or 30%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, reflecting increases in both the Music Publishing and Recorded Music segments. Expressed as a percentage of revenues, administration expenses increased to 22% for the three months ended September 30, 2022 from 19% for the three months ended September 30, 2021, due to administration expenses associated with being a public company, an increase in share-based compensation expense and increased costs related to establishing a U.S. Recorded Music platform due to the acquisition of Tommy Boy.

Music Publishing administration expenses increased by $1,446 thousand, or 39%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Expressed as a percentage of revenues, Music Publishing administration expenses increased to 21% for the three months ended September 30, 2022 from 17% for the three months ended September 30, 2021, driven primarily by new administration expenses associated with being a public company and increased costs related to acquisitions.

Recorded Music administration expenses increased by $177 thousand, or 10%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to the acquisition of Tommy Boy, partially offset by a favorable impact on Chrysalis administration expenses from the change in the GBP to U.S. dollar exchange rate. Expressed as a percentage of revenue, Recorded Music administration expenses decreased to 22% for the three months ended September 30, 2022 from 23% for the three months ended September 30, 2021, primarily due to taking advantage of operating leverage on the Recorded Music platform, partially offset by new administration expenses associated with being a public company.

Other administration expenses increased by $96 thousand, or 55%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to the expansion of the artist management business.

Six Months Ended September 30, 2022 vs. Six Months Ended September 30, 2021

Total administration expenses increased by $4,675 thousand, or 45%, during the six months ended September 30, 2022 compared to the six months ended September 30, 2021, reflecting increases in both the Music Publishing and Recorded Music segments. Expressed as a percentage of revenues, administration expenses increased to 26% for the six months ended September 30, 2022 from 22% for the six months ended September 30, 2021, due to administration expenses associated with being a public company, an increase in share-based compensation expense and increased costs related to establishing a U.S. Recorded Music platform due to the acquisition of Tommy Boy.

Music Publishing administration expenses increased by $3,662 thousand, or 57%, during the six months ended September 30, 2022 compared to the six months ended September 30, 2021. Expressed as a percentage of revenues, Music Publishing administration expenses increased to 25% for the six months ended September 30, 2022 from 19% for the six months ended September 30, 2021, driven primarily by new administration expenses associated with being a public company and increased costs related to acquisitions.

Recorded Music administration expenses increased by $815 thousand, or 23%, during the six months ended September 30, 2022 compared to the six months ended September 30, 2021, primarily due to the acquisition of Tommy Boy, partially offset by a favorable impact on Chrysalis administration expenses from the change in the GBP to U.S. dollar exchange rate. Expressed as a percentage of revenue, Recorded Music administration expenses decreased to 26% for the six months ended September 30, 2022 from 29% for the six months ended September 30, 2021, primarily due to taking advantage of operating leverage on the Recorded Music platform, partially offset by new administration expenses associated with being a public company.

Other administration expenses increased by $198 thousand, or 64%, during the six months ended September 30, 2022 compared to the six months ended September 30, 2021, primarily due to the expansion of the artist management business.

Interest Expense

Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021

Interest expense increased by $776 thousand, or 28%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was driven by increased debt balances due to use of funds in catalog and business acquisitions and writer signings and increases in LIBOR. Our credit agreement provides for the transition from LIBOR as the index rate to SOFR once LIBOR is discontinued. We do not expect a negative impact on interest expense as a result of the transition.

Six Months Ended September 30, 2022 vs. Six Months Ended September 30, 2021

Interest expense increased by $973 thousand, or 18%, during the six months ended September 30, 2022 compared to the six months ended September 30, 2021. This increase was driven by increased debt balances due to use of funds in catalog and business acquisitions and writer signings and increases in LIBOR.

Gain (Loss) on Foreign Exchange

Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021

Gain on foreign exchange decreased to $173 thousand for the three months ended September 30, 2022 compared to $193 thousand for the three months ended September 30, 2021. This change was due to fluctuations in the two foreign currencies we are directly exposed to, namely British pound sterling and euro.

Six Months Ended September 30, 2022 vs. Six Months Ended September 30, 2021

Gain on foreign exchange increased to $281 thousand for the six months ended September 30, 2022 compared to $175 thousand for the six months ended September 30, 2021. This change was due to fluctuations in the two foreign currencies we are directly exposed to, namely British pound sterling and euro.

Gain on Fair Value of Swaps

Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021

Gain on fair value of swaps increased by $2,255 thousand during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This change was due to a rising forward yield curve for LIBOR and the marking to market of our interest rate swap hedges.

Six Months Ended September 30, 2022 vs. Six Months Ended September 30, 2021

Gain on fair value of swaps increased by $3,278 thousand during the six months ended September 30, 2022 compared to the six months ended September 30, 2021. This change was due to a rising forward yield curve for LIBOR and the marking to market of our interest rate swap hedges.

Income Tax Expense

Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021

Income tax expense increased to $1,682 thousand during the three months ended September 30, 2022 compared to $1,540 thousand during the three months ended September 30, 2021. The effective income tax rate during the three months ended September 30, 2022 was 27.3% compared to 26.0% during the three months ended September 30, 2021. The increase in the effective income tax rate was driven primarily by changes in the mix of income from multiple tax jurisdictions.

Six Months Ended September 30, 2022 vs. Six Months Ended September 30, 2021

Income tax expense increased to $1,688 thousand during the six months ended September 30, 2022 compared to $1,013 thousand during the six months ended September 30, 2021. The effective income tax rate during the six months ended September 30, 2022 was 27.3% compared to 26.1% during the six months ended September 30, 2021. The increase in the effective income tax rate was driven primarily by changes in the mix of income from multiple tax jurisdictions.

Net Income

Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021

Net income increased to $4,486 thousand during the three months ended September 30, 2022 compared to $4,372 thousand during the three months ended September 30, 2021. The $114 thousand increase in net income was driven primarily by a $2,255 thousand increase in gain on fair value of swaps, partially offset by a $1,202 thousand decrease in operating income and a $776 thousand increase in interest expense and a $142 thousand increase in income tax expense.

Six Months Ended September 30, 2022 vs. Six Months Ended September 30, 2021

Net income increased to $4,503 thousand during the six months ended September 30, 2022 compared to $2,865 thousand during the six months ended September 30, 2021. The $1,638 thousand increase in net income was driven primarily by a $3,278 increase in gain on fair value of swaps, partially offset by a $973 increase in interest expense and an $675 thousand increase in income tax expense.

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

We consider operating income before non-cash depreciation of tangible assets and non-cash amortization of intangible assets (“OIBDA”) to be an important indicator of the operational strengths and performance of our businesses and believe this non-GAAP financial measure provides useful information to investors because it removes the significant impact of amortization from our results of operations and represents our measure of segment income. However, a limitation of the use of OIBDA as a performance measure is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses and other non-operating income. Accordingly, OIBDA should be considered in addition to, not as a substitute for, operating income, net income attributable to us and other measures of financial performance reported in accordance with GAAP. In addition, our definition of OIBDA may differ from similarly titled measures used by other companies. OIBDA Margin is defined as OIBDA as a percentage of revenue.

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

Reconciliation of Operating Income to OIBDA

We use OIBDA as our primary measure of financial performance. The following tables reconcile operating income to OIBDA (in thousands):

	Consolidated
	For the Three Months				For the Six Months
	Ended September 30,		2022 vs. 2021		Ended September 30,		2022 vs. 2021
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Operating income	$6,567	$7,769	$(1,202)	(15)%	$7,888	$7,985	$(97)	(1)%
Amortization and depreciation expenses	5,384	4,757	627	13%	10,746	8,817	1,929	22%
OIBDA	$11,951	$12,526	$(575)	(5)%	$18,634	$16,802	$1,832	11%

OIBDA Margin	36%	41%			32%	36%

	Music Publishing
	For the Three Months				For the Six Months
	Ended September 30,		2022 vs. 2021		Ended September 30,		2022 vs. 2021
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Operating income	$3,074	$5,368	$(2,294)	(43)%	$2,813	$5,598	$(2,785)	(50)%
Amortization and depreciation expenses	4,010	3,309	701	21%	7,964	6,478	1,486	23%
OIBDA	$7,084	$8,677	$(1,593)	(18)%	$10,777	$12,076	$(1,299)	(11)%

OIBDA Margin	29%	39%			27%	35%

	Recorded Music
	For the Three Months				For the Six Months Ended
	Ended September 30,		2022 vs. 2021		September 30,		2022 vs. 2021
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Operating income	$3,476	$2,385	$1,091	46%	$5,058	$2,311	$2,747	119%
Amortization and depreciation expenses	1,353	1,423	(70)	(5)%	2,737	2,289	449	20%
OIBDA	$4,829	$3,808	$1,021	27%	$7,795	$4,600	$3,196	69%

OIBDA Margin	54%	48%			47%	38%

OIBDA

Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021

Consolidated OIBDA decreased by $575 thousand, or 5%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, driven by an 18% decrease in Music Publishing OIBDA, partially offset by a 27% increase in Recorded Music OIBDA. Expressed as a percentage of revenue, OIBDA Margin decreased to 36% for the three months ended September 30, 2022 from 41% for the three months ended September 30, 2021, primarily as a result of increased administration expenses associated with operating as a public company, an increase in share-based compensation expense and increased costs related to acquisitions, partially offset by revenue growth.

Music Publishing OIBDA decreased $1,593 thousand, or 18%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Expressed as a percentage of revenue, Music Publishing OIBDA Margin decreased to 29% in the three months ended September 30, 2022 from 39% in the three months ended September 30, 2021. The decreases in Music Publishing OIBDA and OIBDA Margin reflect increases in administration expenses associated with operating as a public company and higher writers’ royalties, primarily due to an updated estimate of mechanical royalties related to the recent CRB ruling, partially offset by revenue growth.

Recorded Music OIBDA increased $1,021 thousand, or 27% during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Expressed as a percentage of revenue, Recorded Music OIBDA Margin increased to 54% during the three months ended September 30, 2022 from 48% in the three months ended September 30, 2021. These increases reflect improved operating leverage on the Recorded Music platform as a result of growth and a decrease in physical revenue, which carries a higher cost of revenue than other revenue types, partially offset by increased administration expenses associated with operating as a public company.

Six Months Ended September 30, 2022 vs. Six Months Ended September 30, 2021

Consolidated OIBDA increased by $1,832 thousand, or 11%, during the six months ended September 30, 2022 compared to the six months ended September 30, 2021, driven by a 69% increase in Recorded Music OIBDA, partially offset by an 11% decrease in Music Publishing OIBDA. Expressed as a percentage of revenue, OIBDA Margin decreased to 32% during the six months ended September 30, 2022 from 36% during the six months ended September 30, 2021, primarily as a result of increased administration expenses associated with operating as a public company, an increase in share-based compensation expense and increased costs related to acquisitions, partially offset by revenue growth.

Music Publishing OIBDA decreased $1,299 thousand, or 11%, during the six months ended September 30, 2022 compared to the six months ended September 30, 2021. Expressed as a percentage of revenue, Music Publishing OIBDA Margin decreased to 27% during the six months ended September 30, 2022 from 35% during the six months ended September 30, 2021. The decreases in Music Publishing OIBDA and OIBDA Margin reflect increases in administration expenses associated with operating as a public company and higher writers’ royalties, primarily due to an updated estimate of mechanical royalties related to the recent CRB ruling, partially offset by revenue growth.

Recorded Music OIBDA increased $3,196 thousand, or 69% during the six months ended September 30, 2022 compared to the six months ended September 30, 2021. Expressed as a percentage of revenue, Recorded Music OIBDA Margin increased to 47% during the six months ended September 30, 2022 from 38% during the six months ended September 30, 2021. These increases reflect the acquisition of Tommy Boy, improved operating leverage on the Recorded Music platform as a result of growth and a decrease in physical revenue, which carries a higher cost of revenue that other revenue types, partially offset by increases in administration expenses associated with operating as a public company.

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

The following table reconciles net income to Adjusted EBITDA (in thousands):

	For the Three Months				For the Six Months
	Ended September 30,		2022 vs. 2021		Ended September 30,		2022 vs. 2021
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net income	$4,486	$4,372	$114	3%	$4,503	$2,865	$1,638	57%
Income tax expense	1,682	1,540	142	9%	1,688	1,013	675	67%
Interest expense	3,505	2,729	776	28%	6,481	5,508	973	18%
Amortization and depreciation	5,384	4,757	627	13%	10,746	8,817	1,929	22%
EBITDA	15,057	13,398	1,659	12%	23,418	18,203	5,215	29%
Gain on foreign exchange(a)	(173)	(193)	20	(10)%	(281)	(175)	(106)	61%
Gain on fair value of swaps(b)	(2,932)	(678)	(2,254)	NM	(4,503)	(1,225)	(3,278)	NM
Non-cash share-based compensation(c)	851	192	659	NM	1,617	217	1,400	NM
Adjusted EBITDA	$12,803	$12,719	$84	1%	$20,251	$17,020	$3,231	19%

NM - Not meaningful

(a)Reflects the gain on foreign exchange fluctuations.
(b)Reflects the non-cash gain on the mark-to-market of interest rate swaps.
(c)Reflects non-cash share-based compensation expense related to the Reservoir Media, Inc. 2021 Omnibus Incentive Plan.

Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021

Consolidated Adjusted EBITDA increased by $84 thousand, or 1%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, driven primarily by an increase in revenue, partially offset by increases in cost of revenue and administration expenses, including administration expenses associated with operating as a public company.

Six Months Ended September 30, 2022 vs. Six Months Ended September 30, 2021

Consolidated Adjusted EBITDA increased by $3,231 thousand, or 19%, during the six months ended September 30, 2022 compared to the six months ended September 30, 2021, driven primarily by an increase in revenue, partially offset by increases in cost of revenue and administration expenses, including administration expenses associated with operating as a public company.

Liquidity and Capital Resources

Capital Resources

As of September 30, 2022, we had $278,008 thousand of debt (net of $4,638 thousand of deferred financing costs) and $18,821 thousand of cash and cash equivalents.

We used a portion of the proceeds from the Business Combination and PIPE Investment to repay $80,600 thousand of debt (amounts to related parties) associated with the Tommy Boy acquisition and $55,000 thousand of debt under the Senior Credit Facility.

Cash Flows

The following table summarizes our historical cash flows (in thousands).

	For the Six Months Ended
	September 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Cash provided by (used in):
Operating activities	$11,626	$1,465	$10,161	694%
Investing activities	$(15,955)	$(128,147)	$112,192	(88)%
Financing activities	$6,517	$131,771	$(125,254)	(95)%

Operating Activities

Cash provided by operating activities was $11,626 thousand for the six months ended September 30, 2022 compared to $1,465 thousand for the six months ended September 30, 2021. The primary driver of the $10,161 thousand increase in cash provided by operating activities during the six months ended September 30, 2022 as compared to the six months ended September 30, 2021 was a decrease in cash used for working capital, primarily used for royalty advances (net of recoupments) and an increase in earnings.

Investing Activities

Cash used in investing activities was $15,955 thousand for the six months ended September 30, 2022 compared to $128,147 thousand for the six months ended September 30, 2021. The decrease in cash used in investing activities was primarily due to decreased acquisitions of music catalogs.

Financing Activities

Cash provided by financing activities was $6,517 thousand for the six months ended September 30, 2022 compared to $131,771 thousand for the six months ended September 30, 2021. The decrease in cash provided by financing activities in the six months ended September 30, 2022 primarily reflects the Business Combination and PIPE Investment that occurred in the prior year period.

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

Existing Debt as of September 30, 2022

As of September 30, 2022, our outstanding debt consisted of $282,646 thousand borrowed under the Senior Credit Facility. As of September 30, 2022, remaining borrowing availability under the Senior Credit Facility was $67,354 thousand.

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

The leverage ratio test is based on trailing twelve month (“TTM”) Pro Forma Adjusted EBITDA, which is defined in the Senior Credit Facility as Adjusted EBITDA plus the pro forma EBITDA of assets acquired in the previous four quarters representing the earnings of those assets for the portion of the prior four quarters before the Company’s acquisition of such assets. As of September 30, 2022, the Company’s leverage ratio was 5.7x. The calculations of Pro forma Adjusted EBITDA in accordance with the Senior Credit Facility is as follows for the trailing twelve months ended September 30, 2022 (in thousands):

TTM 9/30/22
Net income	$14,766
Income tax expense	4,927
Interest expense	11,844
Amortization and depreciation	20,951
EBITDA	52,488
Gain on foreign exchange (a)	(436)
Gain on fair value of swaps (b)	(11,835)
Non-cash share-based compensation (c)	4,290
Interest and other income	(11)
Adjusted EBITDA	44,496
Pro forma EBITDA on acquisitions (d)	2,810
Pro forma Adjusted EBITDA	$47,306

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

Non-compliance with the leverage ratio, fixed charge coverage ratio and consolidated senior debt to library value ratio could result in the lenders, subject to customary cure rights, requiring the immediate payment of all amounts outstanding under the Senior Credit Facility, which could have a material adverse effect on our business, cash flows, financial condition and results of operations. As of September 30, 2022, with a leverage ratio of 5.7x, a fixed charge coverage ratio of 5.5x and a consolidated senior debt to library value ratio less than 47.5%, we were in compliance with each of the financial covenants under the Senior Credit Facility.

Interest Rate Swaps

At September 30, 2022, RMM had the following interest rate swaps outstanding, under which it pays a fixed rate and receives a floating interest payment from the counterparty based on LIBOR with reference to notional amounts adjusted to match the original scheduled principal repayments pursuant to the indenture agreement:

	Notional Amount at
Effective Date	September 30, 2022	Pay Fixed Rate	Maturity
March 10, 2022	$8,500,000	1.602%	September 2024
March 10, 2022	$87,919,687	1.492%	September 2024
December 31, 2021	$53,580,313	1.042%	September 2024

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

Dividends

Our ability to pay dividends is restricted by covenants in the Senior Credit Facility. We did not pay any dividends to stockholders during the three and six months ended September 30, 2022.

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

Contractual and Other Obligations

As of September 30, 2022, there have been no material changes, outside the ordinary course of business, in our contractual obligations since March 31, 2022. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual and Other Obligations” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on June 21, 2022 for information regarding our contractual obligations.

Critical Accounting Policies

As of September 30, 2022, there have been no material changes to our critical accounting policies since March 31, 2022. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on June 21, 2022 for information regarding our critical accounting policies. We believe that our accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. The preparation of our condensed consolidated financial statements in conformity with US GAAP requires us to make estimates and judgments that affect the amounts reported in those condensed consolidated financial statements and the accompanying notes thereto. The future effects of the COVID-19 pandemic on our results of operations, cash flows and financial position are unclear. However, we believe we have used reasonable estimates and assumptions in preparing the condensed consolidated financial statements. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

Off-Balance Sheet Arrangements

As of September 30, 2022, we had no off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022, as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no other unregistered sales of equity securities during the three months ended September 30, 2022, which have not been previously disclosed on a Current Report on Form 8-K.

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

RESERVOIR MEDIA, INC.

Date: November 8, 2022	By:	/s/ Golnar Khosrowshahi
Name: Golnar Khosrowshahi
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2022	By:	/s/ Jim Heindlmeyer
Name: Jim Heindlmeyer
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)