Form 10-Q
period 2022-12-31
Reservoir Media, Inc.
filed 2023-02-08
CIK 1824403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of February 6, 2023, there were 64,385,198 shares of Common Stock of Reservoir Media, Inc. issued and outstanding.

RESERVOIR MEDIA, INC.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In U.S. dollars, except share data)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021

Revenues	$29,931,413	$25,812,556	$87,475,894	$72,718,351
Costs and expenses:
Cost of revenue	11,750,296	11,436,180	35,665,462	31,220,470
Amortization and depreciation	5,546,301	4,955,036	16,292,145	13,771,887
Administration expenses	8,035,758	6,731,953	23,031,248	17,051,623
Total costs and expenses	25,332,355	23,123,169	74,988,855	62,043,980

Operating income	4,599,058	2,689,387	12,487,039	10,674,371

Interest expense	(4,098,910)	(2,499,576)	(10,579,788)	(8,007,453)
Loss on early extinguishment of debt	(914,040)	—	(914,040)	—
Gain (loss) on foreign exchange	56,973	(48,304)	337,659	126,635
(Loss) gain on fair value of swaps	(179,573)	1,663,743	4,323,207	2,888,961
Interest and other income	43	2	90	357
(Loss) income before income taxes	(536,449)	1,805,252	5,654,167	5,682,871
Income tax expense	3,529,984	395,251	5,217,691	1,407,989
Net (loss) income	(4,066,433)	1,410,001	436,476	4,274,882
Net income attributable to noncontrolling interests	(340,190)	(226,930)	(230,127)	(95,439)
Net (loss) income attributable to Reservoir Media, Inc.	$(4,406,623)	$1,183,071	$206,349	$4,179,443
(Loss) earnings per common share (Note 15):
Basic	$(0.07)	$0.02	$—	$0.07
Diluted	$(0.07)	$0.02	$—	$0.07
Weighted average common shares outstanding (Note 15):
Basic	64,379,536	64,106,963	64,316,532	48,836,288
Diluted	64,379,536	64,716,756	64,765,381	56,405,487

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In U.S. dollars)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021

Net (loss) income	$(4,066,433)	$1,410,001	$436,476	$4,274,882
Other comprehensive income (loss):
Translation adjustments	4,652,084	155,092	(5,283,489)	(1,409,203)
Total comprehensive income (loss)	585,651	1,565,093	(4,847,013)	2,865,679
Comprehensive income attributable to noncontrolling interests	(340,190)	(226,930)	(230,127)	(95,439)
Total comprehensive income (loss) attributable to Reservoir Media, Inc.	$245,461	$1,338,163	$(5,077,140)	$2,770,240

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars, except share data)

(Unaudited)

	December 31,	March 31,
	2022	2022
Assets
Current assets
Cash and cash equivalents	$17,022,824	$17,814,292
Accounts receivable	26,846,808	25,210,936
Current portion of royalty advances	14,362,383	12,375,420
Inventory and prepaid expenses	5,854,743	4,041,471
Total current assets	64,086,758	59,442,119
Intangible assets, net	587,826,761	571,383,855
Equity method and other investments	2,267,036	3,912,978
Royalty advances, net of current portion	48,522,430	44,637,334
Property, plant and equipment, net	512,652	342,080
Operating lease right of use assets, net	7,578,783	—
Fair value of swap assets	8,315,009	3,991,802
Other assets	1,169,546	559,922
Total assets	$720,278,975	$684,270,090

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$5,908,549	$4,436,943
Royalties payable	32,089,550	21,235,815
Accrued payroll	1,011,721	1,938,281
Deferred revenue	2,743,424	1,103,664
Other current liabilities	3,698,396	12,272,577
Income taxes payable	1,625,607	77,496
Total current liabilities	47,077,247	41,064,776

Secured line of credit	292,158,064	269,856,169
Deferred income taxes	28,056,203	24,884,170
Operating lease liabilities, net of current portion	7,333,559	—
Other liabilities	799,516	1,012,651
Total liabilities	375,424,589	336,817,766

Contingencies and commitments (Note 17)

Shareholders’ Equity
Preferred stock, $0.0001 par value 75,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2022 and March 31, 2022	—	—
Common stock, $0.0001 par value; 750,000,000 shares authorized, 64,385,198 issued and outstanding at December 31, 2022; 64,150,186 issued and outstanding at March 31, 2022	6,438	6,415
Additional paid-in capital	337,622,033	335,372,981
Retained earnings	12,419,868	12,213,519
Accumulated other comprehensive loss	(6,481,547)	(1,198,058)
Total Reservoir Media, Inc. shareholders’ equity	343,566,792	346,394,857
Noncontrolling interest	1,287,594	1,057,467
Total shareholders’ equity	344,854,386	347,452,324
Total liabilities and shareholders’ equity	$720,278,975	$684,270,090

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In U.S. dollars, except share data)

(Unaudited)

	For the Three and Nine Months Ended December 31, 2022
	Preferred Stock		Common Stock				Accumulated
					Additional		other
					paid-in	Retained	comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Shares	Amount	capital	earnings	income (loss)	interests	equity
Balance, March 31, 2022	—	$—	64,150,186	$6,415	$335,372,981	$12,213,519	$(1,198,058)	$1,057,467	$347,452,324
Share-based compensation	—	—	—	—	359,461	—	—	—	359,461
Vesting of restricted stock units, net of shares withheld for employee taxes	—	—	140,138	14	(475,872)	—	—	—	(475,858)
Reclassification of liability-classified awards to equity-classified awards	—	—	—	—	961,429	—	—	—	961,429
Net income (loss)	—	—	—	—	—	76,039	—	(59,218)	16,821
Other comprehensive loss	—	—	—	—	—	—	(5,011,563)	—	(5,011,563)
Balance, June 30, 2022	—	$—	64,290,324	$6,429	$336,217,999	$12,289,558	$(6,209,621)	$998,249	$343,302,614
Share-based compensation	—	—	—	—	596,184	—	—	—	596,184
Vesting of restricted stock units	—	—	83,580	8	(8)	—	—	—	—
Reclassification of liability-classified awards to equity-classified awards	—	—	—	—	145,000	—	—	—	145,000
Net income (loss)	—	—	—	—	—	4,536,933	—	(50,845)	4,486,088
Other comprehensive loss	—	—	—	—	—	—	(4,924,010)	—	(4,924,010)
Balance, September 30, 2022	—	$—	64,373,904	$6,437	$336,959,175	$16,826,491	$(11,133,631)	$947,404	$343,605,876
Share-based compensation	—	—	—	—	605,146	—	—	—	605,146
Stock option exercises	—	—	11,294	1	57,712	—	—	—	57,713
Net (loss) income	—	—	—	—	—	(4,406,623)	—	340,190	(4,066,433)
Other comprehensive income	—	—	—	—	—	—	4,652,084	—	4,652,084
Balance, December 31, 2022	—	$—	64,385,198	$6,438	$337,622,033	$12,419,868	$(6,481,547)	$1,287,594	$344,854,386

	For the Three and Nine Months Ended December 31, 2021
	Preferred Stock		Common Stock			Retained	Accumulated
					Additional	earnings	other
					paid-in	(Accumulated	comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Shares	Amount	capital	deficit)	income (loss)	interests	equity
Balance, March 31, 2021	16,175,406	$81,632,500	28,539,299	$2,854	$110,496,300	$(863,108)	$2,096,358	$1,005,697	$194,370,601
Share-based compensation	—	—	—	—	25,675	—	—	—	25,675
Net loss	—	—	—	—	—	(1,452,998)	—	(53,983)	(1,506,981)
Other comprehensive income	—	—	—	—	—	—	215,142	—	215,142
Balance, June 30, 2021	16,175,406	$81,632,500	28,539,299	$2,854	$110,521,975	$(2,316,106)	$2,311,500	$951,714	$193,104,437
RHI Preferred Stock Conversion	(16,175,406)	(81,632,500)	16,175,406	1,618	81,630,882	—	—	—	—
Business Combination and PIPE Investment, net of transaction costs	—	—	19,354,548	1,935	141,144,876	—	—	—	141,146,811
Share-based compensation	—	—	—	—	191,478	—	—	—	191,478
Net income (loss)	—	—	—	—	—	4,449,370	—	(77,508)	4,371,862
Other comprehensive loss	—	—	—	—	—	—	(1,779,437)	—	(1,779,437)
Balance, September 30, 2021	—	$—	64,069,253	$6,407	$333,489,211	$2,133,264	$532,063	$874,206	$337,035,151
Share-based compensation	—	—	—	—	1,208,685	—	—	—	1,208,685
Issuance of shares	—	—	69,386	7	(7)	—	—	—	—
Net income	—	—	—	—	—	1,183,071	—	226,930	1,410,001
Other comprehensive income	—	—	—	—	—	—	155,092	—	155,092
Balance, December 31, 2021	—	$—	64,138,639	$6,414	$334,697,889	$3,316,335	$687,155	$1,101,136	$339,808,929

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

(Unaudited)

	Nine Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income	$436,476	$4,274,882
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	16,152,354	13,646,413
Depreciation of property, plant and equipment	139,791	125,474
Share-based compensation	2,408,677	1,425,838
Non-cash interest charges	1,738,414	1,067,946
Loss on early extinguishment of debt	914,040	—
Gain on fair value of swaps	(4,323,207)	(2,888,961)
Share of earnings of equity affiliates, net of tax	(34,131)	—
Dividend from equity affiliates	62,304	17,584
Deferred income taxes	3,658,643	489,443
Changes in operating assets and liabilities:
Accounts receivable	(1,635,872)	(2,734,615)
Inventory and prepaid expenses	(1,813,272)	(3,136,275)
Royalty advances	(5,872,059)	(9,880,464)
Other assets and liabilities	(483,961)	345,682
Accounts payable and accrued liabilities	13,307,088	10,107,397
Income taxes payable	1,548,111	(9,053)
Net cash provided by operating activities	26,203,396	12,851,291

Cash flows from investing activities:
Purchases of music catalogs	(45,099,964)	(155,992,828)
Investment in equity method and other investments	—	(2,464,486)
Purchase of property, plant and equipment	(310,363)	(122,762)
Net cash used for investing activities	(45,410,327)	(158,580,076)

Cash flows from financing activities:
Proceeds from Business Combination and PIPE Investment, net of issuance costs	—	141,146,811
Proceeds from secured line of credit	23,182,694	89,554,866
Repayments of secured line of credit	—	(55,000,000)
Repayments of secured loans	—	(18,500,000)
Proceeds from stock option exercises	57,713	—
Taxes paid related to net share settlement of restricted stock units	(475,858)	—
Deferred financing costs paid	(3,533,253)	(4,377,473)
Repayments of related party loans	—	(81,203,792)
Draws on related party loans	—	80,913,620
Net cash provided by financing activities	19,231,296	152,534,032

Foreign exchange impact on cash	(815,833)	(1,382,372)

(Decrease) Increase in cash and cash equivalents	(791,468)	5,422,875
Cash and cash equivalents beginning of period	17,814,292	9,209,920
Cash and cash equivalents end of period	$17,022,824	$14,632,795

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

COVID-19 Pandemic

In March 2020, the World Health Organization characterized the coronavirus (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. Government-imposed restrictions and general behavioral changes in response to the pandemic adversely affected the Company’s results of operations for the three and nine months ended December  31, 2022 and 2021. This included performance revenue generated from retail, restaurants, bars, gyms and live shows, synchronization revenue, and the release schedule of physical product. Even as government restrictions are lifted and consumer behavior starts to return to pre-pandemic norms, it is unclear for how long and to what extent the Company’s operations will continue to be affected.

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

DECEMBER 31, 2022

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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for the three and nine months ended December 31, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending March 31, 2023 or any other period.

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

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-03, “Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-03”), which replaces the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses. Subsequent to ASU 2016-03, the FASB has issued several related ASUs amending the original ASU 2016-03. The updates are intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. For public entities, ASU 2016-03 was effective for annual reporting periods beginning after December 15, 2019, including interim periods within that annual reporting period. For the Company, ASU 2016-03 is effective beginning April 1, 2023, including interim periods within that fiscal year, with early adoption permitted for annual periods beginning after December 15, 2018. The Company does not expect the adoption of ASU 2016-03 will have a material effect on the Company’s consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Unaudited)

In April 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)” (“ASU 2020-04”), which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting; particularly as it relates to the risk of cessation of LIBOR. The amendments in ASU 2020-04 apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In December 2022, the FASB issued ASU 2022-06, “Deferral of the Sunset Date of Topic 848” (“ASU 2022-06”) which deferred the sunset date of ASU 2020-04.  Following the issuance of ASU 2022-06, the expedients and exceptions provided by ASU 2020-04 do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2024, except for hedging relationships existing as of December 31, 2024, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. As discussed in Note 9 “Secured Line of Credit” the Senior Credit Facility was amended on December 16, 2022, including the modification of the indexed interest rate from LIBOR to SOFR effective on the amendment date.  Additionally, in January 2023, RMM modified its outstanding interest rate swaps to replace the floating rate interest payments received from the counterparty based on LIBOR to floating rate interest payments received from the counterparty based on SOFR, with corresponding adjustments to the fixed rates paid by RMM.  Consequently, ASU 2020-04 will not have a material effect on the Company’s consolidated financial statements.

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

DECEMBER 31, 2022

(Unaudited)

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Unaudited)

NOTE 5. REVENUE RECOGNITION

For the Company’s operating segments, Music Publishing and Recorded Music, the Company accounts for a contract when it has legally enforceable rights and obligations and collectability of consideration is probable. The Company identifies the performance obligations and determines the transaction price associated with the contract. Revenue is recognized when, or as, control of the promised services or goods is transferred to the Company’s customers, and in an amount that reflects the consideration the Company is contractually due in exchange for those services or goods. Certain of the Company’s arrangements include licenses of intellectual property with consideration in the form of sales- and usage-based royalties. Royalty revenue is recognized when the subsequent sale or usage occurs using the best estimates available of the amounts that will be received by the Company. The Company recognized revenue of $3,478,970 and $1,210,132 from performance obligations satisfied in previous periods for the nine months ended December 31, 2022 and 2021, respectively. The increase in revenue recognized from performance obligations satisfied in previous periods is impacted by an updated estimate of Music Publishing royalties based on the Company’s current estimate of effects arising from the July 2022 ruling by the U.S. Copyright Royalty Board (the “CRB”) to affirm increases to the statutory royalty rate structure for mechanical royalties in the U.S. for the period 2018 to 2022.  For much of the period between 2018 and 2022, most digital service providers have accounted and submitted payment to the Company using the applicable 2017 rate while the remand process took place.

Disaggregation of Revenue

The Company’s revenue consisted of the following categories during the three and nine months ended December 31, 2022 and 2021:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Revenue by Type
Digital	$10,717,506	$8,331,669	$32,428,357	$26,503,799
Performance	4,407,361	3,454,835	12,355,228	10,461,131
Synchronization	3,670,065	2,426,601	11,382,565	8,513,259
Mechanical	589,209	741,649	2,104,190	2,108,872
Other	770,990	2,734,586	2,394,879	4,386,722
Total Music Publishing	20,155,131	17,689,340	60,665,219	51,973,783

Digital	5,246,986	4,499,408	16,122,688	12,002,943
Physical	1,104,207	1,254,258	3,252,740	4,739,055
Neighboring rights	822,106	573,036	2,248,387	1,363,710
Synchronization	388,305	1,181,661	2,402,179	1,588,658
Total Recorded Music	7,561,604	7,508,363	24,025,994	19,694,366

Other revenue	2,214,678	614,853	2,784,681	1,050,202
Total revenue	$29,931,413	$25,812,556	$87,475,894	$72,718,351

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Revenue by Geographical Location
United States Music Publishing	$11,187,010	$8,676,305	$35,946,459	$26,266,349
United States Recorded Music	4,188,061	3,574,200	12,958,074	10,143,238
United States other revenue	2,214,678	614,853	2,784,681	1,050,202
Total United States	17,589,749	12,865,358	51,689,214	37,459,789
International Music Publishing	8,968,121	9,013,035	24,718,760	25,707,434
International Recorded Music	3,373,543	3,934,163	11,067,920	9,551,128
Total International	12,341,664	12,947,198	35,786,680	35,258,562
Total revenue	$29,931,413	$25,812,556	$87,475,894	$72,718,351

Only the United States represented 10% or more of the Company’s total revenues in the three and nine months ended December 31, 2022 and 2021.

Deferred Revenue

The following table reflects the change in deferred revenue during the nine months ended December 31, 2022 and 2021:

	Nine Months Ended December 31,
	2022	2021
Balance at beginning of period	$1,103,664	$1,337,987
Cash received during period	4,977,624	3,891,627
Revenue recognized during period	(3,337,864)	(3,591,297)
Balance at end of period	$2,743,424	$1,638,317

NOTE 6. ACQUISITIONS

In the ordinary course of business, the Company regularly acquires publishing and recorded music catalogs, which are typically accounted for as asset acquisitions. During the nine months ended December 31, 2022 and 2021, the Company completed such acquisitions totaling $36,264,222 and $159,003,542, respectively, inclusive of deferred acquisition payments.

The Company did not complete any individually significant acquisition transactions during the nine months ended December 31, 2022. On June 2, 2021, the Company acquired U.S. based record label and music publishing company Tommy Boy for approximately $100 million, which was the most significant acquisition transaction during the nine months ended December 31, 2021. Two members of the Company’s board of directors (the “Board”) were also members of Tommy Boy’s board of managers and had an equity interest in both companies. The acquisition of Tommy Boy was accounted for as an asset acquisition as a result of the significant concentration of the fair value of gross assets acquired in a recorded music catalog intangible asset (weighted average useful life of 30 years).

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Unaudited)

NOTE 7. INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following as of December 31, 2022 and March 31, 2022:

	December 31, 2022	March 31, 2022
Intangible assets subject to amortization:
Publishing and recorded music catalogs	$685,503,750	$654,284,671
Artist management contracts	1,773,787	947,723
Gross intangible assets	687,277,537	655,232,394
Accumulated amortization	(99,450,776)	(83,848,539)
Intangible assets, net	$587,826,761	$571,383,855

Straight-line amortization expense totaled $5,496,020 and $4,906,344 in the three months ended December 31, 2022 and 2021, respectively. Straight-line amortization expense totaled $16,152,354 and $13,646,413 in the nine months ended December 31, 2022 and 2021, respectively.

NOTE 8. ROYALTY ADVANCES

The Company made royalty advances totaling $15,706,783 and $17,888,739 during the nine months ended December 31, 2022 and 2021, respectively, recoupable from the writer’s or artist’s share of future royalties otherwise payable, in varying amounts. Advances expected to be recouped within the next twelve months are classified as current assets, with the remainder classified as noncurrent assets.

	Nine Months Ended
	December 31,
	2022	2021
Balance at beginning of period	$57,012,754	$41,582,080
Additions	15,706,783	17,888,739
Recoupments	(9,834,724)	(8,008,275)
Balance at end of period	$62,884,813	$51,462,544

NOTE 9. SECURED LINE OF CREDIT

Long-term debt consists of the following:

	December 31, 2022	March 31, 2022
Secured line of credit	$298,828,409	$275,645,715
Debt issuance costs, net	(6,670,345)	(5,789,546)
	$292,158,064	$269,856,169

Credit Facilities

On December 19, 2014, Reservoir Media Management, Inc. (“RMM”), a subsidiary of RHI, entered into a credit agreement (the “RMM Credit Agreement”) governing RMM’s secured term loan (the “Secured Loan”) and secured revolving credit facility (the “Secured Line of Credit” and together with the Secured Loan, the “Credit Facilities”). The Credit Facilities were subsequently amended multiple times and were refinanced in July 2021 in connection with the consummation of the Business Combination, pursuant to that certain Fourth Amended and Restated Credit Agreement, dated as of July 28, 2021 (the “Debt Refinancing”). On December 7, 2021, RMM entered into an amendment (the “First Amendment”) to the RMM Credit Agreement. The First Amendment amended the RMM Credit Agreement to increase RMM’s senior secured revolving credit facility from $248,750,000 to an aggregate amount of $350,000,000 (the “Senior Credit Facility”) and modified certain covenants.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Unaudited)

On December 16, 2022, RMM entered into an amendment (the "Second Amendment") to the RMM Credit Agreement. The Second Amendment amended the RMM Credit Agreement to (i) increase RMM's senior secured revolving credit facility from $350,000,000 to $450,000,000, (ii) increase the incremental borrowing available under the facility's accordion feature (discussed below) from $50,000,000 to $150,000,000, (iii) extend the maturity date of the loans advanced under the RMM Credit Agreement from October 16, 2024 to December 16, 2027, (iv) modify the interest rate to be equal to either the sum of a base rate plus a margin of 1.00% or the sum of a SOFR rate plus a margin of 2.00%, in each case subject to a 0.25% increase based on a consolidated net senior debt to library value ratio, (v) remove the existing total leverage ratio financial covenant of no greater than 7.50:1.00 (net of up to $20,000,000 of certain cash balances) as of the end of each fiscal quarter, (vi) reduce the minimum required fixed charge coverage ratio financial covenant to 1.10:1.00 and (vii) modify the consolidated senior debt to library value ratio financial covenant to 0.450, subject to certain adjustments. In connection with the Second Amendment, RMM recorded a loss on early extinguishment of debt of approximately $914,000 that reflects the write-off of a portion of unamortized previous debt issuance costs and capitalized approximately $3,500,000 in new debt issuance costs.

RMM is required to pay an unused fee in respect of unused commitments under the Senior Credit Facility, if any, at a rate of 0.25% per annum. Substantially all tangible and intangible assets of the Company, RHI, RMM and the other subsidiary guarantors are pledged as collateral to secure the obligations of RMM under the RMM Credit Agreement.

The RMM Credit Agreement contains customary covenants limiting the ability of the Company, RHI, RMM and certain of its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, make investments, make cash dividends, redeem or repurchase capital stock, dispose of assets, enter into transactions with affiliates or enter into certain restrictive agreements. In addition, the Company, on a consolidated basis with its subsidiaries, must comply with financial covenants requiring the Company to maintain (i) a fixed charge coverage ratio of not less than 1.10:1.00 for each four fiscal quarter period, and (ii) a consolidated senior debt to library value ratio of 0.45:1.00, subject to certain adjustments. If RMM does not comply with the covenants in the RMM Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Senior Credit Facility.

The Senior Credit Facility also includes an “accordion feature” that permits RMM to seek additional commitments in an amount not to exceed $150,000,000 that would increase the Senior Credit Facility. As of December 31, 2022, the Senior Credit Facility had a borrowing capacity of $450,000,000, with remaining borrowing availability of $151,171,591.

Interest Rate Swaps

At December 31, 2022, RMM had the following interest rate swaps outstanding, under which it pays a fixed rate and receives a floating interest payment from the counterparty based on LIBOR with reference to notional amounts adjusted to match the original scheduled principal repayments pursuant to the indenture agreement:

	Notional
	Amount at	Pay
	December 31,	Fixed
Effective Date	2022	Rate	Maturity
March 10, 2022	$8,375,000	1.602%	September 2024
March 10, 2022	$87,859,962	1.492%	September 2024
December 31, 2021	$53,765,038	1.042%	September 2024

In January 2023, RMM modified these outstanding interest rate swaps to replace the floating rate interest payments received from the counterparty based on LIBOR to floating rate interest payments received from the counterparty based on SOFR, with corresponding adjustments to the fixed rates paid by RMM.  The change in the reference rate in these interest rate swaps from LIBOR to SOFR did not have a material impact on the Company’s consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Unaudited)

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

NOTE 10. INCOME TAXES

Income tax expense for the three months ended December 31, 2022 and 2021 was $3,529,984 and $395,251, respectively. Income tax expense for the nine months ended December 31, 2022 and 2021 was $5,217,691 and $1,407,989, respectively.

During the three months ended December 31, 2022, the Company changed its estimate of the applicable tax rate used to measure its international deferred tax liabilities in the United Kingdom resulting in a significant increase in its effective tax rate for the three and nine months ended December 31, 2022. The increase of the estimate of the applicable future tax rate from 19% to 25% used to measure the international deferred tax liabilities in the United Kingdom resulted in incremental tax expense of $3,658,643 during the three and nine months ended December 31, 2022 due to the increase in the value of deferred tax liabilities.

NOTE 11. SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid and income taxes paid for the nine months ended December 31, 2022 and 2021 were comprised of the following:

	2022	2021
Interest paid	$8,006,819	$6,939,505
Income taxes paid	$43,446	$727,431

Non-cash investing and financing activities for the nine months ended December 31, 2022 and 2021 were comprised of the following:

	2022	2021
Acquired intangible assets included in other liabilities	$2,748,436	$4,625,990
Reclassification of liability-classified awards to equity-classified awards	$1,106,429	$—
Conversion of RHI Preferred Stock to Common Stock	$—	$81,632,500

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

DECEMBER 31, 2022

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

As of December 31, 2022 and March 31, 2022, the Company had no shares of RHI Preferred Stock outstanding.

Warrants

As of December 31, 2022, the Company’s outstanding warrants included 5,750,000 publicly-traded warrants (the “Public Warrants”), which were issued during ROCC’s initial public offering on December 15, 2020, and 137,500 warrants sold in a private placement to ROCC’s sponsor (the “Private Warrants” and together with the Public Warrants, the “Warrants”), which were assumed by the Company in connection with the Business Combination and exchanged into warrants for shares of Common Stock. Each whole Warrant entitles the registered holder to purchase one whole share of Common Stock at a price of $11.50 per share, provided that the Company has an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a registered holder may exercise its Warrants only for a whole number of shares of Common Stock. The Warrants will expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation.

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

DECEMBER 31, 2022

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

Share-based compensation expense totaled $791,187 ($609,829, net of taxes) and $1,208,685 ($931,705, net of taxes) during the three months ended December 31, 2022 and 2021, respectively. Share-based compensation expense totaled $2,408,677 ($1,856,553, net of taxes) and $1,425,838 ($1,099,096, net of taxes) during the nine months ended December 31, 2022 and 2021, respectively. Share-based compensation expense is classified as “Administration expenses” in the accompanying condensed consolidated statements of income (loss).

During the three and nine months ended December 31, 2022, the Company granted restricted stock units (“RSUs”) to satisfy previous obligations to issue a variable number of equity awards based on a fixed monetary amount. Prior to the issuance of these RSUs, the Company classified these awards as liabilities. Upon issuance of the RSU’s the awards became equity-classified as they no longer met the criteria to be liability-classified and a liability of $1,106,429 was reclassified from accounts payable and accrued liabilities to additional paid-in capital.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Unaudited)

NOTE 15. EARNINGS PER SHARE

The following table summarizes the basic and diluted earnings per common share calculation for the three and nine months ended December 31, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021

Basic (loss) earnings per common share
Net (loss) income attributable to Reservoir Media, Inc.	$(4,406,623)	$1,183,071	$206,349	$4,179,443
Less: income allocated to participating securities	—	—	—	(520,077)
Net (loss) income attributable to common shareholders	$(4,406,623)	$1,183,071	$206,349	$3,659,366
Weighted average common shares outstanding - basic	64,379,536	64,106,963	64,316,532	48,836,288
(Loss) earnings per common share - basic	$(0.07)	$0.02	$—	$0.07

Diluted (loss) earnings per common share
Net (loss) income attributable to common shareholders	$(4,406,623)	$1,183,071	$206,349	$3,659,366
Add: income allocated to participating securities	—	—	—	520,077
Net (loss) income attributable to Reservoir Media, Inc.	$(4,406,623)	$1,183,071	$206,349	$4,179,443
Weighted average common shares outstanding - basic	64,379,536	64,106,963	64,316,532	48,836,288
Weighted average effect of potentially dilutive securities:
Assumed conversion of RHI Preferred Stock	—	—	—	6,940,720
Effect of dilutive stock options and RSUs	—	609,793	448,849	628,479
Weighted average common shares outstanding - diluted	64,379,536	64,716,756	64,765,381	56,405,487
(Loss) earnings per common share - diluted	$(0.07)	$0.02	$—	$0.07

Because of their anti-dilutive effect, 7,830,870 shares of Common Stock equivalents, comprised of 1,483,554 stock options, 459,816 RSUs and 5,887,500 warrants, have been excluded from the diluted earnings per share calculation for the three months ended December 31, 2022. Because of their anti-dilutive effect, 5,922,218 shares of Common Stock equivalents, comprised of 34,718 RSUs and 5,887,500 warrants, have been excluded from the diluted earnings per share calculation for the nine months ended December 31, 2022. Because of their anti-dilutive effect, 5,887,500 shares of Common Stock equivalents comprised of warrants have been excluded from the diluted earnings per share calculation for the three and nine months ended December 31, 2021.

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

DECEMBER 31, 2022

(Unaudited)

(b)	Interest Rate Risk

The Company is exposed to market risk from changes in interest rates on its secured line of credit. As described in Note 9, “Secured Line of Credit,” the Company entered into interest rate swap agreements to partially reduce its exposure to fluctuations in interest rates on its Credit Facilities.

The fair value of the outstanding interest rate swaps was a $8,315,009 asset as of December 31, 2022 and a $3,991,802 asset as of March 31, 2022. Fair value is determined using Level 2 inputs, which are based on quoted prices and market observable data of similar instruments. The change in the unrealized fair value of the swaps during the three months ended December 31, 2022 of $179,573 was recorded as a loss on changes in fair value of derivative instruments. The change in the unrealized fair value of the swaps during the nine months ended December 31, 2022 of $4,323,207 was recorded as a gain on changes in fair value of derivative instruments. The change in the unrealized fair value of the swaps during the three and nine months ended December 31, 2021 of $1,663,743 and $2,888,961, respectively, was recorded as a gain on changes in fair value of derivative instruments.

(c)	Foreign Exchange Risk

The Company is exposed to foreign exchange risk in fluctuations of currency rates on its revenue from royalties, writers’ fees and its subsidiaries’ operations.

(d)	Financial Instruments

Financial instruments not described elsewhere include cash, accounts receivable, accounts payable, accrued liabilities and borrowings under its secured line of credit. The carrying values of these instruments as of December 31, 2022 do not differ materially from their respective fair values due to the immediate or short-term duration of these items or their bearing market-related rates of interest.

NOTE 17. CONTINGENCIES AND COMMITMENTS

(a)	Leases

The Company leases its business premises under operating leases which have expiration dates between 2022 – 2033. The Company determines if an arrangement is or contains a lease at inception of the contract. Beginning April 1, 2022, the Company recognizes on the balance sheet a lease liability for its obligation to make lease payments arising from the lease and a corresponding ROU asset representing its right to use the underlying asset over the period of use based on the present value of lease payments over the lease term as of the lease commencement date in accordance with ASC 842.

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

During the three and nine months ended December 31, 2022, the Company obtained right-of-use assets in exchange for new operating lease obligations totaling $5,789,681 and $6,146,064, respectively, including a right-of-use asset totaling approximately $5.8 million in exchange for a new operating lease obligation for its new headquarter office facility consisting of 12,470 square feet of leased office space at 200 Varick Street, Suite 801A, New York, NY (the “New HQ Lease”). The total commitment under the New HQ Lease is approximately $8.4 million, which is payable monthly with escalating rental payments over a 130-month lease term.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

The following tables present total revenue and reconciliation of OIBDA to operating income by segment for the three and nine months ended December 31, 2022 and 2021:

	Three Months Ended December 31, 2022
	Music	Recorded
	Publishing	Music	Other	Consolidated
Total revenue	$20,155,131	$7,561,604	$2,214,678	$29,931,413

Reconciliation of OIBDA to operating income:
Operating income	1,659,409	2,278,413	661,236	4,599,058
Amortization and depreciation	4,165,456	1,358,898	21,947	5,546,301
OIBDA	$5,824,865	$3,637,311	$683,183	$10,145,359

	Nine Months Ended December 31, 2022
	Music	Recorded
	Publishing	Music	Other	Consolidated
Total revenue	$60,665,219	$24,025,994	$2,784,681	$87,475,894

Reconciliation of OIBDA to operating income:
Operating income	4,472,540	7,336,090	678,409	12,487,039
Amortization and depreciation	12,129,949	4,096,356	65,840	16,292,145
OIBDA	$16,602,489	$11,432,446	$744,249	$28,779,184

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Unaudited)

	Three Months Ended December 31, 2021
	Music	Recorded
	Publishing	Music	Other	Consolidated
Total revenue	$17,689,340	$7,508,363	$614,853	$25,812,556

Reconciliation of OIBDA to operating income:
Operating income(a)	1,109,455	1,257,675	322,257	2,689,387
Amortization and depreciation	3,522,472	1,408,248	24,316	4,955,036
OIBDA	$4,631,927	$2,665,923	$346,573	$7,644,423

	Nine Months Ended December 31, 2021
	Music	Recorded
	Publishing	Music	Other	Consolidated
Total revenue	$51,973,783	$19,694,366	$1,050,202	$72,718,351

Reconciliation of OIBDA to operating income:
Operating income(a)	6,707,074	3,569,121	398,176	10,674,371
Amortization and depreciation	10,000,876	3,696,820	74,191	13,771,887
OIBDA	$16,707,950	$7,265,941	$472,367	$24,446,258

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

Based on management’s evaluation of the accounting errors in consideration of the SEC Staff’s Accounting Bulletins Nos. 99 (“SAB 99”) and 108 (“SAB 108”) and interpretations therewith, the Company concluded the errors are not material, on an individual or aggregate basis, to the Company’s previously reported annual and interim consolidated financial statements affected by the errors, which includes the Company’s previously reported unaudited interim condensed consolidated financial information for the three and nine months ended December 31, 2021 (the “previously reported financial statements”).  However, the Company further concluded the accounting errors cannot be corrected as an out-of-period adjustment in the Company’s consolidated financial statements as of and for the year ended March 31, 2022, because to do so would cause a material misstatement in those financial statements.  Accordingly, the Company referred to the guidance prescribed by SAB 108 which specifies that the errors must be corrected the next time the previously reported financial statements are filed.  Therefore, the Company corrected the accounting errors in all of the Company’s previously reported annual and interim consolidated financial statements impacted by the errors, which includes the accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended December 31, 2021.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Unaudited)

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

The following table presents the impact of correcting the accounting errors on the Company’s previously reported unaudited condensed consolidated statement of income for the three and nine months ended December 31, 2021:

	Three Months Ended December 31, 2021			Nine Months Ended December 31, 2021
	As Reported	Adjustment	Revised	As Reported	Adjustment	Revised
Revenues	$27,127,779	$(1,315,223)	$25,812,556	$74,281,417	$(1,563,066)	$72,718,351
Amortization and depreciation	4,981,748	(26,712)	4,955,036	13,838,676	(66,789)	13,771,887
Total costs and expenses	23,149,881	(26,712)	23,123,169	62,110,769	(66,789)	62,043,980
Operating income	3,977,898	(1,288,511)	2,689,387	12,170,648	(1,496,277)	10,674,371
Income before income taxes	3,093,763	(1,288,511)	1,805,252	7,179,148	(1,496,277)	5,682,871
Income tax expense	717,379	(322,128)	395,251	1,782,058	(374,069)	1,407,989
Net income	2,376,384	(966,383)	1,410,001	5,397,090	(1,122,208)	4,274,882
Net income attributable to Reservoir Media, Inc.	2,149,454	(966,383)	1,183,071	5,301,651	(1,122,208)	4,179,443

Earnings per common share - basic	$0.03	$(0.01)	$0.02	$0.10	$(0.03)	$0.07
Earnings per common share - diluted	$0.03	$(0.01)	$0.02	$0.09	$(0.02)	$0.07

The following table presents the impact of correcting the accounting errors on the Company’s previously reported unaudited condensed consolidated statement of comprehensive income for the three and nine months ended December 31, 2021:

	Three Months Ended December 31, 2021			Nine Months Ended December 31, 2021
	As Reported	Adjustment	Revised	As Reported	Adjustment	Revised
Net income	$2,376,384	$(966,383)	$1,410,001	$5,397,090	$(1,122,208)	$4,274,882
Total comprehensive income (loss)	2,531,476	(966,383)	1,565,093	3,987,887	(1,122,208)	2,865,679
Total comprehensive income (loss) attributable to Reservoir Holdings, Inc.	2,304,546	(966,383)	1,338,163	3,892,448	(1,122,208)	2,770,240

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Unaudited)

The following table presents the impact of correcting the accounting errors on the Company’s previously reported unaudited condensed consolidated balance sheet and consolidated statement of changes in shareholders’ equity as of December 31, 2021:

	December 31, 2021
	As Reported	Adjustment	Revised
Intangible assets, net	$538,787,661	$(3,585,124)	$535,202,537
Total assets	633,057,023	(3,585,124)	629,471,899
Income taxes payable	524,442	(6,323)	518,119
Deferred income taxes	20,599,049	(841,989)	19,757,060
Total liabilities	290,511,282	(848,312)	289,662,970
Retained earnings	6,053,147	(2,736,812)	3,316,335
Total Reservoir Media, Inc, shareholders’ equity	341,444,605	(2,736,812)	338,707,793
Total shareholders’ equity	342,545,741	(2,736,812)	339,808,929
Total liabilities and shareholders’ equity	633,057,023	(3,585,124)	629,471,899

The following table presents the impact of correcting the accounting errors on the Company’s previously reported unaudited condensed consolidated statement of cash flows for the nine months ended December 31, 2021:

	Nine Months Ended December 31, 2021
	As Reported	Adjustment	Revised
Net income	$5,397,090	$(1,122,208)	$4,274,882
Amortization of intangible assets	13,713,202	(66,789)	13,646,413
Deferred income taxes	863,512	(374,069)	489,443
Net cash provided by operating activities	14,414,357	(1,563,066)	12,851,291
Purchases of music catalogs	(157,555,894)	1,563,066	(155,992,828)
Net cash used for investing activities	(160,143,142)	1,563,066	(158,580,076)

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

As disclosed in Note 19, “Correction of Prior Period Errors” to our consolidated financial statements, the Company’s consolidated financial statements as of and for the three and nine months ended December 31, 2021, have been revised to give effect to the correction of certain accounting errors identified during the financial reporting process as of and for the fiscal year ended March 31, 2022. As a result, the Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations set forth below has been revised to give effect to the correction of these errors.

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

Business Overview

We are an independent music company operating in music publishing and recorded music. We represent over 140,000 copyrights in our publishing business and over 36,000 master recordings in our recorded music business. Both of our business areas are populated with hit songs dating back to the early 1900s representing an array of artists across genre and geography. Consistent with how we classify and operate our business, the Company is organized in two operating and reportable segments: Music Publishing and Recorded Music. A brief description of each segment’s operations is presented below.

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

Our Current Artist and Catalog recorded music businesses are both primarily handled by our Chrysalis Records label based in London and our Tommy Boy record label based in New York City. In the United States, we also manage some select Catalog recorded music under our Philly Groove Records and Reservoir Records labels. We also own income participation interests in recordings by The Isley Brothers, The Commodores, Wisin and Yandel, Alabama and Travis Tritt, and an interest in the Loud Records catalog containing recordings by the Wu-Tang Clan. Our core Catalog includes recordings under the Chrysalis Records label by artists such as Sinéad O’Connor, The Specials, Generation X and The Waterboys, and De La Soul, as well as recordings under the Tommy Boy record label by artists such as House of Pain, Naughty By Nature, and Queen Latifah.

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

Business Combination

On July 28, 2021 (the “Closing Date”), we consummated a business combination (the “Business Combination”) between Roth CH Acquisition II Co. (“ROCC”) and Reservoir Holdings, Inc. (“RHI”). On the Closing Date, Merger Sub merged with and into RHI, with RHI surviving as a wholly-owned subsidiary of ROCC (the “Business Combination”). In connection with the Business Combination, “Roth CH Acquisition II Co.” was renamed “Reservoir Media, Inc.”  Our common stock, $0.0001 par value per share (the “Common Stock”) and warrants are traded on The Nasdaq Stock Market LLC (“NASDAQ”) under the ticker symbols “RSVR” and “RSVRW,” respectively.

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

COVID-19 Pandemic

The COVID-19 pandemic that emerged in 2020 has disrupted physical and manufacturing supply chains and required the closures of physical retailers. Additionally, stay-at-home orders, limited indoor and outdoor gatherings and other restrictions have negatively affected our business in other ways, such as, making it impossible to hold live concert tours, delaying the release of new recordings and disrupting the production and release of motion pictures and television programs. However, the disruption from the COVID-19 pandemic may have accelerated growth of other revenue streams such as fitness and interactive gaming (including augmented reality and virtual reality).

Factors Affecting Results of Operations and Comparability

Throughout our history, we have constantly acquired new assets and subsidiaries and signed new writers and more recently new recording artists. These investing activities have had the largest impact on our growth over time. We have also invested in our operations to create a platform for the Music Publishing and Recorded Music segments to scale and grow. We did not complete any individually significant acquisition transactions during the nine months ended December 31, 2022.  On June 2, 2021, we acquired, through a membership interest purchase agreement, Tommy Boy Music, LLC ("Tommy Boy"), a 40-year-old record label, which included a diverse catalog of primarily recorded music rights and some music publishing rights.

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

Results of Operations

Income Statement

Our income statement was composed of the following amounts (in thousands):

	For the Three Months				For the Nine Months
	Ended December 31,		2022 vs. 2021		Ended December 31,		2022 vs. 2021
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenues	$29,931	$25,813	$4,119	16%	$87,476	$72,718	$14,758	20%
Costs and expenses:
Cost of revenue	11,750	11,436	314	3%	35,665	31,220	4,445	14%
Amortization and depreciation	5,546	4,955	591	12%	16,292	13,772	2,520	18%
Administration expenses	8,036	6,732	1,304	19%	23,031	17,052	5,980	35%
Total costs and expenses	25,332	23,123	2,209	10%	74,989	62,044	12,945	21%

Operating income	4,599	2,689	1,910	71%	12,487	10,674	1,813	17%

Interest expense	(4,099)	(2,500)	(1,599)	64%	(10,580)	(8,007)	(2,572)	32%
Loss on early extinguishment of debt	(914)	—	(914)	NM	(914)	—	(914)	NM
Gain (loss) on foreign exchange	57	(48)	105	(218)%	338	127	211	167%
(Loss) gain on fair value of swaps	(180)	1,664	(1,843)	(111)%	4,323	2,889	1,434	50%
(Loss) income before income taxes	(536)	1,805	(2,342)	(130)%	5,654	5,683	(28)	(1)%
Income tax expense	3,530	395	3,135	793%	5,218	1,408	3,810	271%
Net (loss) income	(4,066)	1,410	(5,476)	(388)%	436	4,275	(3,838)	(90)%
Net income attributable to noncontrolling interests	(340)	(227)	(113)	50%	(230)	(95)	(135)	141%
Net (loss) income attributable to Reservoir Media, Inc.	$(4,407)	$1,183	$(5,590)	(472)%	$206	$4,179	$(3,973)	(95)%

Revenues

Our revenues were composed of the following amounts (in thousands):

	For the Three Months				For the Nine Months
	Ended December 31,		2022 vs. 2021		Ended December 31,		2022 vs. 2021
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenue by Type
Digital	$10,718	$8,332	$2,386	29%	$32,428	$26,504	$5,925	22%
Performance	4,407	3,455	953	28%	12,355	10,461	1,894	18%
Synchronization	3,670	2,427	1,243	51%	11,383	8,513	2,869	34%
Mechanical	589	742	(152)	(21)%	2,104	2,109	(5)	0%
Other	771	2,735	(1,964)	(72)%	2,395	4,387	(1,992)	(45)%
Total Music Publishing	20,155	17,689	2,466	14%	60,665	51,974	8,691	17%

Digital	5,247	4,499	748	17%	16,123	12,003	4,120	34%
Physical	1,104	1,254	(150)	(12)%	3,253	4,739	(1,486)	(31)%
Neighboring rights	822	573	249	43%	2,248	1,364	885	65%
Synchronization	388	1,182	(793)	(67)%	2,402	1,589	814	51%
Total Recorded Music	7,562	7,508	53	1%	24,026	19,694	4,332	22%

Other revenue	2,215	615	1,600	260%	2,785	1,050	1,734	165%
Total Revenue	$29,931	$25,813	$4,119	16%	$87,476	$72,718	$14,758	20%

	For the Three Months				For the Nine Months
	Ended December 31,		2022 vs. 2021		Ended December 31,		2022 vs. 2021
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenue by Geographical Location
U.S. Music Publishing	$11,187	$8,676	$2,511	29%	$35,946	$26,266	$9,680	37%
U.S. Recorded Music	4,188	3,574	614	17%	12,958	10,143	2,815	28%
U.S. Other Revenue	2,215	615	1,600	260%	2,785	1,050	1,734	165%
Total U.S.	17,590	12,865	4,724	37%	51,689	37,460	14,229	38%
International Music Publishing	8,968	9,013	(45)	0%	24,719	25,707	(989)	(4)%
International Recorded Music	3,374	3,934	(561)	(14)%	11,068	9,551	1,517	16%
Total International	12,342	12,947	(606)	(5)%	35,787	35,259	528	1%
Total Revenue	$29,931	$25,813	$4,119	16%	$87,476	$72,718	$14,758	20%

Revenues

Three Months Ended December 31, 2022 vs. Three Months Ended December 31, 2021

Total revenues increased by $4,119 thousand, or 16%, during the three months ended December 31, 2022 compared to the three months ended December 31, 2021, driven by a 14% increase in Music Publishing revenue and an 260% increase in Other revenue related to the Company’s artist management business, reflecting strong touring and merchandise revenue in a post-COVID environment. Music Publishing revenues represented 67% and 69% of total revenues for the three months ended December 31, 2022 and the three months ended December 31, 2021, respectively. Recorded Music revenues represented 25% and 29% of total revenues for the three months ended December 31, 2022 and the three months ended December 31, 2021, respectively.  Other revenue represented 7% and 2% of total revenues for the three months ended December 31, 2022 and the three months ended December 31, 2021, respectively. U.S. and international revenues represented 59% and 41%, respectively of total revenues for the three months ended December 31, 2022. U.S. and international revenues each represented 50% of total revenues for the three months ended December 31, 2021. The shift in geographic mix toward the U.S. is primarily the result of an increase in U.S. mechanical revenue as well as strong U.S. performance of the Recorded Music catalogs.

Total digital revenues increased by $3,133 thousand, or 24%, during the three months ended December 31, 2022 compared to the three months ended December 31, 2021. Total digital revenues represented 53% and 50% of consolidated revenues for the three months ended December 31, 2022 and the three months ended December 31, 2021, respectively.

Music Publishing revenues increased by $2,466 thousand, or 14%, during the three months ended December 31, 2022 compared to the three months ended December 31, 2021. This increase in Music Publishing revenue was mainly driven by strong organic growth on streaming platforms, as well as acquisitions of catalogs and revenue from the existing catalog, which led to increases in digital revenue, synchronization revenue and performance revenue. These increases were partially offset by a decrease in other revenues reflecting the nonrecurrence of revenues recognized in the prior year from Dubai Expo.

On a geographic basis, U.S. Music Publishing revenues represented 56% of total Music Publishing revenues for the three months ended December 31, 2022 compared to 49% for the three months ended December 31, 2021. International Music Publishing revenues represented 44% of total Music Publishing revenues for the three months ended December 31, 2022 compared to 51% for the three months ended December 31, 2021. The shift in geographic mix is primarily the result of an increase in U.S. mechanical royalties and an increase in synchronization revenue attributed to the U.S.

Recorded Music revenues increased by $53 thousand, or 1%, during the three months ended December 31, 2022 compared to the three months ended December 31, 2021. Digital revenue increased by $748 thousand, or 17%, primarily due to recent acquisitions of various Recorded Music catalogs and the continued growth at music streaming services.  The $150 thousand decrease in physical revenue is related to lower revenue on artist royalty associated with physical sales from third-party record labels.  Synchronization revenue decreased by $793 thousand as a result of fewer licenses being placed in the three months ended December 31, 2022 compared to the three months ended December 31, 2021.  The $249 thousand increase in neighboring rights revenue was primarily due to recent acquisitions of various Recorded Music catalogs.

On a geographic basis, U.S. Recorded Music revenues represented 55% of total Recorded Music revenues for the three months ended December 31, 2022 compared to 48% for the three months ended December 31, 2021. International Recorded Music revenues represented 45% of total Recorded Music revenues for the three months ended December 31, 2022 compared to 52% for the three months ended December 31, 2021. This shift in Recorded Music geographic mix was driven primarily by improved strong domestic performance of various owned Recorded Music catalogs, partially offset by an unfavorable impact on Chrysalis revenue from the change in the GBP to U.S. dollar exchange rate.

Nine Months Ended December 31, 2022 vs. Nine Months Ended December 31, 2021

Total revenues increased by $14,758 thousand, or 20%, during the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021, driven by an 17% increase in Music Publishing revenue, a 22% increase in Recorded Music revenue and a 165% increase in Other revenue related to the Company’s artist management business, reflecting strong touring and merchandise revenue in a post-COVID environment. Music Publishing revenues represented 69% and 71% of total revenues for the nine months ended December 31, 2022 and the nine months ended December 31, 2021, respectively. Recorded Music revenues represented 27% and 27% of total revenues for the nine months ended December 31, 2022 and the nine months ended December 31, 2021, respectively.  Other revenue represented 3% and 1% of total revenues for the nine months ended December 31, 2022 and the nine months ended December 31, 2021, respectively. U.S. and international revenues represented 59% and 41%, respectively of total revenues for the nine months ended December 31, 2022. U.S. and international revenues represented 52% and 48%, respectively of total revenues for the nine months ended December 31, 2021. The shift in mix between Music Publishing and Recorded Music and the shift in geographic mix are both primarily attributable to the Tommy Boy Acquisition.  Additionally, the shift in geographic mix is partly the result of an updated estimate of U.S. mechanical royalties related to the recent CRB ruling and an unfavorable impact on Chrysalis revenue from the change in the GBP to U.S. dollar exchange rate.

Total digital revenues increased by $10,044 thousand, or 26%, during the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021. Total digital revenues represented 56% and 53% of consolidated revenues for the nine months ended December 31, 2022 and the nine months ended December 31, 2021, respectively.

Music Publishing revenues increased by $8,691 thousand, or 17%, during the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021. This increase in Music Publishing revenue was mainly driven by acquisitions of catalogs and revenue from the existing catalog, which led to increases in digital revenue, synchronization revenue and performance revenue. These increases were partially offset by a decrease in other revenue and mechanical revenue.

On a geographic basis, U.S. Music Publishing revenues represented 59% of total Music Publishing revenues for the nine months ended December 31, 2022 compared to 51% for the nine months ended December 31, 2021. International Music Publishing revenues represented 41% of total Music Publishing revenues for the nine months ended December 31, 2022 compared to 49% for the nine months ended December 31, 2021. The shift in geographic mix is primarily the result of an updated estimate of U.S. mechanical royalties related to the recent CRB ruling, as well as an increase in U.S. synchronization revenue.

Recorded Music revenues increased by $4,332 thousand, or 22%, during the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021. The increase in Recorded Music revenue was driven in part by the acquisition of Tommy Boy in June 2021, which contributed $10,539 thousand to Recorded Music revenue during the nine months ended December 31, 2022 compared to $7,473 thousand during the nine months ended December 31, 2021. Digital revenue increased by $4,120 thousand primarily due to the acquisition of Tommy Boy and the continued growth at music streaming services. Increases in synchronization revenue and neighboring rights revenue were also primarily due to the acquisition of Tommy Boy. The $1,486 thousand decrease in physical revenue reflects the more significant release schedule in the prior year period than the current year period.

On a geographic basis, U.S. Recorded Music revenues represented 54% of total Recorded Music revenues for the nine months ended December 31, 2022 compared to 52% for the nine months ended December 31, 2021. International Recorded Music revenues represented 46% of total Recorded Music revenues for the nine months ended December 31, 2022 compared to 48% for the nine months ended December 31, 2021.

Cost of Revenues

Our cost of revenues was composed of the following amounts (in thousands):

	For the Three Months				For the Nine Months
	Ended December 31,		2022 vs. 2021		Ended December 31,		2022 vs. 2021
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Writer royalties and other publishing costs	$9,599	$8,471	$1,128	13%	$29,204	$24,214	$4,990	21%
Artist royalties and other recorded music costs	2,151	2,965	(814)	(27)%	6,461	7,007	(546)	(8)%
Total cost of revenue	$11,750	$11,436	$314	3%	$35,665	$31,220	$4,445	14%

Three Months Ended December 31, 2022 vs. Three Months Ended December 31, 2021

Cost of revenues increased by $314 thousand, or 3%, during the three months ended December 31, 2022 compared to the three months ended December 31, 2021. Cost of revenues as a percentage of revenues decreased to 39% for the three months ended December 31, 2022 from 44% for the three months ended December 31, 2021.

Writer royalties and other publishing costs for the Music Publishing segment increased by $1,128 thousand, or 13%, during the three months ended December 31, 2022 compared to the three months ended December 31, 2021. Writer royalties and other publishing costs as a percentage of Music Publishing revenues were 48% for the three months ended December 31, 2022 and 2021.

Artist royalties and other recorded music costs for the Recorded Music segment decreased by $814 thousand, or 27%, during the three months ended December 31, 2022 compared to the three months ended December 31, 2021. Artist royalties and other recorded music costs as a percentage of recorded music revenues decreased to 28% for the three months ended December 31, 2022 from 39% for the three months ended December 31, 2021. The decrease in artist royalties and other recorded music costs and increase in margins were due primarily to the increase in digital revenue and neighboring rights, which carry a lower cost of revenue than other revenue types.  Additionally, margins were affected by a change in the general mix of earnings by type and artists with their specific contractual royalty rates being applied to the revenues.

Nine Months Ended December 31, 2022 vs. Nine Months Ended December 31, 2021

Cost of revenues increased by $4,445 thousand, or 14%, during the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021. Cost of revenues as a percentage of revenues decreased to 41% for the nine months ended December 31, 2022 from 43% for the nine months ended December 31, 2021.

Writer royalties and other publishing costs for the Music Publishing segment increased by $4,990 thousand, or 21%, during the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021. Writer royalties and other publishing costs as a percentage of Music Publishing revenues increased to 48% for the nine months ended December 31, 2022 from 47% for the nine months ended December 31, 2021. The decrease in margins was due primarily to the royalty expenses associated with the updated estimate of mechanical royalties related to the recent CRB ruling, which carry a higher royalty expense than other revenue types. Additionally, margins were affected by a change in the general mix of earnings by type and songwriting clients with their specific contractual royalty rates being applied to the revenues.

Artist royalties and other recorded music costs for the Recorded Music segment decreased by $546 thousand, or 8%, during the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021. This decrease was due primarily to lower physical revenue. Artist royalties and other recorded music costs as a percentage of recorded music revenues decreased to 27% for the nine months ended December 31, 2022 from 36% for the nine months ended December 31, 2021. The increase in margins was due primarily to a decrease in physical revenue, which carries a higher cost of revenue than other revenue types.  Additionally, margins were affected by a change in the general mix of earnings by type and artists with their specific contractual royalty rates being applied to the revenues.

Amortization and Depreciation

Our amortization and depreciation expenses are composed of the following amounts (in thousands):

	For the Three Months				For the Nine Months
	Ended December 31,		2022 vs. 2021		Ended December 31,		2022 vs. 2021
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Music Publishing amortization and depreciation	$4,165	$3,522	$643	18%	$12,130	$10,001	$2,129	21%
Recorded Music amortization and depreciation	1,359	1,408	(49)	(4)%	4,096	3,697	400	11%
Other amortization and depreciation	22	24	(2)	(10)%	66	74	(8)	(11)%
Total amortization and depreciation	$5,546	$4,955	$591	12%	$16,292	$13,772	$2,520	18%

Three Months Ended December 31, 2022 vs. Three Months Ended December 31, 2021

Amortization and depreciation expense increased by $591 thousand, or 12%, during the three months ended December 31, 2022 compared to the three months ended December 31, 2021, driven by an increase in the Music Publishing segment. Music Publishing amortization and depreciation expense increased by $643 thousand, or 18%, during the three months ended December 31, 2022 compared to the three months ended December 31, 2021, primarily due to the acquisition of additional music catalogs. Recorded Music amortization and depreciation decreased by $49 thousand, or 4%, during the three months ended December 31, 2022 compared to the three months ended December 31, 2021, primarily due to a favorable impact on Chrysalis amortization from the change in the GBP to U.S. dollar exchange rate, partially offset by the acquisition of additional music catalogs.

Nine Months Ended December 31, 2022 vs. Nine Months Ended December 31, 2021

Amortization and depreciation expense increased by $2,520 thousand, or 18%, during the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021, driven by increases in both the Music Publishing and Recorded Music segments. Music Publishing amortization and depreciation expense increased by $2,129 thousand, or 21%, during the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021, primarily due to the acquisition of additional music catalogs. Recorded Music amortization and depreciation increased by $400 thousand, or 11%, during the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021, primarily due to the acquisition of Tommy Boy, partially offset by a favorable impact on Chrysalis amortization from the change in the GBP to U.S. dollar exchange rate.

Administration Expenses

Our administration expenses are composed of the following amounts (in thousands):

	For the Three Months				For the Nine Months
	Ended December 31,		2022 vs. 2021		Ended December 31,		2022 vs. 2021
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Music Publishing administration expenses	$4,732	$4,587	$145	3%	$14,858	$11,052	$3,806	34%
Recorded Music administration expenses	1,774	1,877	(103)	(5)%	6,133	5,422	711	13%
Other administration expenses	1,530	268	1,262	471%	2,040	578	1,462	253%
Total administration expenses	$8,036	$6,732	$1,304	19%	$23,031	$17,052	$5,979	35%

Three Months Ended December 31, 2022 vs. Three Months Ended December 31, 2021

Total administration expenses increased by $1,304 thousand, or 19%, during the three months ended December 31, 2022 compared to the three months ended December 31, 2021, driven by increases in the Music Publishing segment and Other administration expenses. Expressed as a percentage of revenues, administration expenses increased to 27% for the three months ended December 31, 2022 from 26% for the three months ended December 31, 2021, primarily due to administration expenses associated with our artist management business.  This increase was partially offset by a decrease in Recorded Music administration expenses as a result of a favorable impact from the change in the GBP to U.S. dollar exchange rate.

Music Publishing administration expenses increased by $145 thousand, or 3%, during the three months ended December 31, 2022 compared to the three months ended December 31, 2021. Expressed as a percentage of revenues, Music Publishing administration expenses decreased to 23% for the three months ended December 31, 2022 from 26% for the three months ended December 31, 2021, which reflects operating leverage in the segment.

Recorded Music administration expenses decreased by $103 thousand, or 5%, during the three months ended December 31, 2022 compared to the three months ended December 31, 2021, primarily due to a favorable impact on Chrysalis administration expenses from the change in the GBP to U.S. dollar exchange rate. Expressed as a percentage of revenue, Recorded Music administration expenses decreased to 23% for the three months ended December 31, 2022 from 25% for the three months ended December 31, 2021, primarily due to taking advantage of operating leverage on the Recorded Music platform.

Other administration expenses increased by $1,262 thousand, or 471%, during the three months ended December 31, 2022 compared to the three months ended December 31, 2021, primarily due to selling expenses associated with the Company’s artist management business.

Nine Months Ended December 31, 2022 vs. Nine Months Ended December 31, 2021

Total administration expenses increased by $5,979 thousand, or 35%, during the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021, reflecting increases in both the Music Publishing and Recorded Music segments, as well as an increase in Other administration expenses. Expressed as a percentage of revenues, administration expenses increased to 26% for the nine months ended December 31, 2022 from 23% for the nine months ended December 31, 2021, due to administration expenses associated with being a public company, an increase in share-based compensation expense and increased costs related to establishing a U.S. Recorded Music platform due to the acquisition of Tommy Boy.

Music Publishing administration expenses increased by $3,806 thousand, or 34%, during the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021. Expressed as a percentage of revenues, Music Publishing administration expenses increased to 24% for the nine months ended December 31, 2022 from 21% for the nine months ended December 31, 2021, driven primarily by new administration expenses associated with being a public company and an increase in share-based compensation expense.

Recorded Music administration expenses increased by $711 thousand, or 13%, during the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021, primarily due to the acquisition of Tommy Boy, partially offset by a favorable impact on Chrysalis administration expenses from the change in the GBP to U.S. dollar exchange rate. Expressed as a percentage of revenue, Recorded Music administration expenses decreased to 26% for the nine months ended December 31, 2022 from 28% for the nine months ended December 31, 2021, primarily due to taking advantage of operating leverage on the Recorded Music platform, partially offset by new administration expenses associated with being a public company.

Other administration expenses increased by $1,462 thousand, or 253%, during the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021, primarily due to selling expenses associated with our artist management business.

Interest Expense

Three Months Ended December 31, 2022 vs. Three Months Ended December 31, 2021

Interest expense increased by $1,599 thousand, or 64%, during the three months ended December 31, 2022 compared to the three months ended December 31, 2021. This increase was driven by increased debt balances due to use of funds in catalog and business acquisitions and writer signings and increases in LIBOR. In connection with the Second Amendment of the RMM Credit Agreement on December 16, 2022, the indexed interest rate in the RMM Credit Agreement was modified from LIBOR to SOFR effective on the amendment date.

Nine Months Ended December 31, 2022 vs. Nine Months Ended December 31, 2021

Interest expense increased by $2,572 thousand, or 32%, during the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021. This increase was driven by increased debt balances due to use of funds in catalog and business acquisitions and writer signings and increases in LIBOR.

Loss on Early Extinguishment of Debt

In connection with the Second Amendment of the RMM Credit Agreement during the three months ended December 31, 2022, the Company recorded a loss on early extinguishment of debt of $914 thousand, which reflects the write-off of a portion of unamortized debt issuance costs.

Gain (Loss) on Foreign Exchange

Three Months Ended December 31, 2022 vs. Three Months Ended December 31, 2021

Gain on foreign exchange totaled $57 thousand for the three months ended December 31, 2022 compared to a Loss on foreign exchange of $48 thousand for the three months ended December 31, 2021. This change was due to fluctuations in the two foreign currencies we are directly exposed to, namely British pound sterling and euro.

Nine Months Ended December 31, 2022 vs. Nine Months Ended December 31, 2021

Gain on foreign exchange increased to $338 thousand for the nine months ended December 31, 2022 compared to $127 thousand for the nine months ended December 31, 2021. This change was due to fluctuations in the two foreign currencies we are directly exposed to, namely British pound sterling and euro.

(Loss) Gain on Fair Value of Swaps

Three Months Ended December 31, 2022 vs. Three Months Ended December 31, 2021

Loss on fair value of swaps totaled $180 thousand during the three months ended December 31, 2022 compared to a gain on fair value of swaps of $1,664 thousand for the three months ended December 31, 2021. This change was due to a falling forward yield curve for LIBOR and the marking to market of our interest rate swap hedges.

Nine Months Ended December 31, 2022 vs. Nine Months Ended December 31, 2021

Gain on fair value of swaps increased by $1,434 thousand during the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021. This change was due to a rising forward yield curve for LIBOR and the marking to market of our interest rate swap hedges.

Income Tax Expense

Three Months Ended December 31, 2022 vs. Three Months Ended December 31, 2021

Income tax expense increased to $3,530 thousand during the three months ended December 31, 2022 compared to $395 thousand during the three months ended December 31, 2021. The increase in income tax expense and effective tax rate during the three months ended December 31, 2022 was driven by incremental tax expense of $3,659 thousand due to the increase in the value of deferred tax liabilities arising from a change in estimate of the applicable tax rate used to measure our international deferred tax liabilities in the United Kingdom.

Nine Months Ended December 31, 2022 vs. Nine Months Ended December 31, 2021

Income tax expense increased to $5,218 thousand during the nine months ended December 31, 2022 compared to $1,408 thousand during the nine months ended December 31, 2021. The increase in income tax expense and effective tax rate during the nine months ended December 31, 2022 was driven by incremental tax expense of $3,659 thousand due to the increase in the value of deferred tax liabilities arising from a change in estimate of the applicable tax rate used to measure our international deferred tax liabilities in the United Kingdom.

Net (Loss) Income

Three Months Ended December 31, 2022 vs. Three Months Ended December 31, 2021

Net loss was $4,066 thousand during the three months ended December 31, 2022 compared to net income of $1,410 thousand during the three months ended December 31, 2021. This change was driven primarily by a $3,135 increase in income tax expense, a $1,843 thousand decrease in gain (loss) on fair value of swaps, a $1,599 thousand increase in interest expense and a $914 thousand loss on early extinguishment of debt, partially offset by a $1,910 thousand increase in operating income.

Nine Months Ended December 31, 2022 vs. Nine Months Ended December 31, 2021

Net income decreased to $436 thousand during the nine months ended December 31, 2022 compared to $4,275 thousand during the nine months ended December 31, 2021. The $3,838 thousand decrease in net income was driven primarily by a $3,810 thousand increase in income tax expense, a $2,572 thousand increase in interest expense, and $914 thousand loss on early extinguishment of debt, partially offset by a $1,813 thousand increase in operating income and a $1,434 thousand increase in gain on fair value of swaps.

Non-GAAP Reconciliations

We use certain financial information, such as OIBDA, OIBDA Margin, EBITDA and Adjusted EBITDA, which are non-GAAP financial measures, which means they have not been prepared in accordance with U.S. GAAP. Reservoir’s management uses these non-GAAP financial measures to evaluate our operations, measure its performance and make strategic decisions. We believe that the use of these non-GAAP financial measures provides useful information to investors and others in understanding our results of operations and trends in the same manner as our management and in evaluating our financial measures as compared to the financial measures of other similar companies, many of which present similar non-GAAP financial measures. However, these non-GAAP financial measures are subject to inherent limitations as they reflect the exercise of judgments by our management about which items are excluded or included in determining these non-GAAP financial measures and, therefore, should not be considered as a substitute for net income, operating income or any other operating performance measures calculated in accordance with GAAP. Using such non-GAAP financial measures in isolation to analyze our business would have material limitations because the calculations are based on the subjective determination of our management regarding the nature and classification of events and circumstances. In addition, although other companies in our industry may report measures titled OIBDA, OIBDA margin and Adjusted EBITDA, or similar measures, such non-GAAP financial measures may be calculated differently from how we calculate such non-GAAP financial measures, which reduces their overall usefulness as comparative measures. Because of these limitations, such non-GAAP financial measures should be considered alongside other financial performance measures and other financial results presented in accordance with GAAP. Reconciliations of OIBDA to operating income and EBITDA and Adjusted EBITDA to net income are provided below.

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

EBITDA is defined as earnings (net income or loss) before net interest expense, income tax (benefit) expense, non-cash depreciation of tangible assets and non-cash amortization of intangible assets and is used by management to measure operating performance of the business. Adjusted EBITDA is defined as EBITDA further adjusted to exclude items or expenses such as, among others, (1) any non-cash charges (including any impairment charges and loss on early extinguishment of debt), (2) any net gain or loss on foreign exchange, (3) any net gain or loss resulting from interest rate swaps, (4) equity-based compensation expense and (5) certain unusual or non-recurring items. Adjusted EBITDA is a key measure used by our management to understand and evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. However, certain limitations on the use of Adjusted EBITDA include, among others, (1) it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenue for our business, (2) it does not reflect the significant interest expense or cash requirements necessary to service interest or principal payments on our indebtedness and (3) it does not reflect every cash expenditure, future requirements for capital expenditures or contractual commitments. In particular, Adjusted EBITDA measure adds back certain non-cash, unusual or non-recurring charges that are deducted in calculating net income; however, these are expenses that may recur, vary greatly and are difficult to predict. In addition, Adjusted EBITDA is not the same as net income or cash flow provided by operating activities as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.

Reconciliation of Operating Income to OIBDA

We use OIBDA as our primary measure of financial performance. The following tables reconcile operating income to OIBDA (in thousands):

	Consolidated
	For the Three Months				For the Nine Months
	Ended December 31,		2022 vs. 2021		Ended December 31,		2022 vs. 2021
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Operating income	$4,599	$2,689	$1,910	71%	$12,487	$10,674	$1,813	17%
Amortization and depreciation expenses	5,546	4,955	591	12%	16,292	13,772	2,520	18%
OIBDA	$10,145	$7,644	$2,501	33%	$28,779	$24,446	$4,333	18%

OIBDA Margin	34%	30%			33%	34%

	Music Publishing
	For the Three Months				For the Nine Months
	Ended December 31,		2022 vs. 2021		Ended December 31,		2022 vs. 2021
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Operating income	$1,659	$1,109	$550	50%	$4,473	$6,707	$(2,234)	(33)%
Amortization and depreciation expenses	4,165	3,522	643	18%	12,130	10,001	2,129	21%
OIBDA	$5,824	$4,631	$1,193	26%	$16,603	$16,708	$(105)	(1)%

OIBDA Margin	29%	26%			27%	32%

	Recorded Music
	For the Three Months				For the Nine Months Ended
	Ended December 31,		2022 vs. 2021		December 31,		2022 vs. 2021
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Operating income	$2,278	$1,258	$1,020	81%	$7,336	$3,569	$3,767	106%
Amortization and depreciation expenses	1,359	1,408	(49)	(4)%	4,096	3,697	400	11%
OIBDA	$3,637	$2,666	$971	36%	$11,432	$7,266	$4,167	57%

OIBDA Margin	48%	36%			48%	37%

OIBDA

Three Months Ended December 31, 2022 vs. Three Months Ended December 31, 2021

Consolidated OIBDA increased by $2,501 thousand, or 33%, during the three months ended December 31, 2022 compared to the three months ended December 31, 2021, driven by an 26% increase in Music Publishing OIBDA and a 36% increase in Recorded Music OIBDA. Additionally, Other OIBDA related to the Company’s artist management business increased by $337 thousand during the three months ended December 31, 2022 compared to the three months ended December 31, 2021, driven by strong touring and merchandise revenue.  Expressed as a percentage of revenue, OIBDA Margin increased to 34% for the three months ended December 31, 2022 from 30% for the three months ended December 31, 2021, primarily as a result of improved operating leverage.

Music Publishing OIBDA increased by $1,193 thousand, or 26%, during the three months ended December 31, 2022 compared to the three months ended December 31, 2021. Expressed as a percentage of revenue, Music Publishing OIBDA Margin increased to 29% in the three months ended December 31, 2022 from 26% in the three months ended December 31, 2021. The increases in Music Publishing OIBDA and OIBDA Margin reflect the operating leverage of the segment.

Recorded Music OIBDA increased by $971 thousand, or 36% during the three months ended December 31, 2022 compared to the three months ended December 31, 2021. Expressed as a percentage of revenue, Recorded Music OIBDA Margin increased to 48% during the three months ended December 31, 2022 from 36% in the three months ended December 31, 2021. These increases reflect improved operating leverage on the Recorded Music platform as a result of growth and a decrease in physical revenue, which carries a higher cost of revenue than other revenue types.

Nine Months Ended December 31, 2022 vs. Nine Months Ended December 31, 2021

Consolidated OIBDA increased by $4,333 thousand, or 18%, during the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021, driven by a 57% increase in Recorded Music OIBDA.  Additionally, Other OIBDA related to the Company’s artist management business increased by $272 thousand during the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021, driven by strong touring and merchandise revenue. Expressed as a percentage of revenue, OIBDA Margin decreased to 33% during the nine months ended December 31, 2022 from 34% during the nine months ended December 31, 2021, primarily as a result of increased administration expenses associated with operating as a public company, an increase in share-based compensation expense and increased costs related to acquisitions, partially offset by revenue growth.

Music Publishing OIBDA decreased by $105 thousand, or 1%, during the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021. Expressed as a percentage of revenue, Music Publishing OIBDA Margin decreased to 27% during the nine months ended December 31, 2022 from 32% during the nine months ended December 31, 2021. The decreases in Music Publishing OIBDA and OIBDA Margin reflect increases in administration expenses associated with operating as a public company and higher writers’ royalties, primarily due to an updated estimate of mechanical royalties related to the recent CRB ruling, partially offset by revenue growth.

Recorded Music OIBDA increased by $4,167 thousand, or 57% during the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021. Expressed as a percentage of revenue, Recorded Music OIBDA Margin increased to 48% during the nine months ended December 31, 2022 from 37% during the nine months ended December 31, 2021. These increases reflect the acquisition of Tommy Boy, improved operating leverage on the Recorded Music platform as a result of growth and a decrease in physical revenue, which carries a higher cost of revenue that other revenue types, partially offset by increases in administration expenses associated with operating as a public company.

Reconciliation of Net (Loss) Income to EBITDA and Adjusted EBITDA

The following table reconciles net (loss) income to EBITDA and Adjusted EBITDA (in thousands):

	For the Three Months				For the Nine Months
	Ended December 31,		2022 vs. 2021		Ended December 31,		2022 vs. 2021
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net (loss) income	$(4,066)	$1,410	$(5,476)	(388)%	$436	$4,275	$(3,839)	(90)%
Income tax expense	3,530	395	3,135	NM	5,218	1,408	3,810	271%
Interest expense	4,099	2,500	1,599	64%	10,580	8,007	2,573	32%
Amortization and depreciation	5,546	4,955	591	12%	16,292	13,772	2,520	18%
EBITDA	9,109	9,260	(151)	(2)%	32,526	27,462	5,064	18%
Loss on early extinguishment of debt(a)	914	—	914	NM	914	—	914	NM
(Gain) loss on foreign exchange(b)	(57)	48	(105)	(219)%	(338)	(127)	(211)	166%
Loss (gain) on fair value of swaps(c)	180	(1,664)	1,844	NM	(4,323)	(2,889)	(1,434)	NM
Non-cash share-based compensation(d)	792	1,209	(417)	(34)%	2,409	1,426	983	69%
Adjusted EBITDA	$10,938	$8,853	$2,085	24%	$31,188	$25,872	$5,316	21%

NM - Not meaningful

(a)	Reflects the loss on a portion of unamortized debt issuance costs in connection with the Second Amendment to the RMM Credit Agreement.
(b)Reflects the gain on foreign exchange fluctuations.

(c)Reflects the non-cash gain on the mark-to-market of interest rate swaps.
(d)Reflects non-cash share-based compensation expense related to the Reservoir Media, Inc. 2021 Omnibus Incentive Plan.

Three Months Ended December 31, 2022 vs. Three Months Ended December 31, 2021

Consolidated Adjusted EBITDA increased by $2,085 thousand, or 24%, during the three months ended December 31, 2022 compared to the three months ended December 31, 2021, driven primarily by an increase in revenue, partially offset by increases in cost of revenue and administration expenses, including administration expenses associated with operating as a public company.  Expressed as a percentage of revenue, Adjusted EBITDA Margin increased to 37% for the three months ended December 31, 2022 from 34% for the three months ended December 31, 2021, primarily as a result of improved operating leverage.

Nine Months Ended December 31, 2022 vs. Nine Months Ended December 31, 2021

Consolidated Adjusted EBITDA increased by $5,316 thousand, or 21%, during the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021, driven primarily by an increase in revenue, partially offset by increases in cost of revenue and administration expenses, including administration expenses associated with operating as a public company. Expressed as a percentage of revenue, Adjusted EBITDA Margin was 36% for the nine months ended December 31, 2022 and December 31, 2021, which is the net result of improved operating leverage offset by nine months of public company costs in the current year with only five months of public company costs in the prior year.

Liquidity and Capital Resources

Capital Resources

As of December 31, 2022, we had $292,158 thousand of debt (net of $6,670 thousand of deferred financing costs) and $17,023 thousand of cash and cash equivalents.

We used a portion of the proceeds from the Business Combination and PIPE Investment to repay $80,600 thousand of debt (amounts to related parties) associated with the Tommy Boy acquisition and $55,000 thousand of debt under the Senior Credit Facility.

Cash Flows

The following table summarizes our historical cash flows (in thousands).

	For the Nine Months Ended
	December 31,
	2022	2021	$ Change
Cash provided by (used in):
Operating activities	$26,203	$12,851	$13,352
Investing activities	$(45,410)	$(158,580)	$113,170
Financing activities	$19,231	$152,534	$(133,303)

Operating Activities

Cash provided by operating activities was $26,203 thousand for the nine months ended December 31, 2022 compared to $12,851 thousand for the nine months ended December 31, 2021. The primary drivers of the $13,352 thousand increase in cash provided by operating activities during the nine months ended December 31, 2022 as compared to the nine months ended December 31, 2021 were a decrease in cash used for working capital, primarily used for royalty advances (net of recoupments), and an increase in earnings, net of non-cash expenses.

Investing Activities

Cash used in investing activities was $45,410 thousand for the nine months ended December 31, 2022 compared to $158,580 thousand for the nine months ended December, 2021. The decrease in cash used in investing activities was primarily due to decreased acquisitions of music catalogs compared to 2021, which included the acquisition of Tommy Boy on June 2, 2021 for approximately $100 million.

Financing Activities

Cash provided by financing activities was $19,231 thousand for the nine months ended December 31, 2022 compared to $152,534 thousand for the nine months ended December 31, 2021. The decrease in cash provided by financing activities in the nine months ended December 31, 2022 primarily reflects the Business Combination and PIPE Investment that occurred in the prior year period.

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

Existing Debt as of December 31, 2022

As of December 31, 2022, our outstanding debt consisted of $298,828 thousand borrowed under the Senior Credit Facility. As of December 31, 2022, remaining borrowing availability under the Senior Credit Facility was $151,172 thousand.

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

On December 16, 2022, RMM entered into an amendment (the “Second Amendment”) to the RMM Credit Agreement.  The Second Amendment amended the RMM Credit Agreement to (i) increase RMM’s senior secured revolving credit facility from $350,000 thousand to $450,000 thousand, (ii) increase the incremental borrowing available under the facility’s accordion feature from $50,000 thousand to $150,000 thousand , (iii) extend the maturity date of the loans advanced under the RMM Credit Agreement from October 16, 2024 to December 16, 2027, (iv) modify the interest rate to be equal to either the sum of a base rate plus a margin of 1.00% or the sum of a SOFR rate plus a margin of 2.00%, in each case subject to a 0.25% increase based on a consolidated net senior debt to library value ratio, (v) remove the existing total leverage ratio financial covenant of no greater than 7.50:1.00 (net of up to $20,000 thousand of certain cash balances) as of the end of each fiscal quarter, (vi) reduce the minimum required fixed charge coverage ratio financial covenant to 1.10:1.00 and (vii) modify the consolidated senior debt to library value ratio financial covenant to 0.450, subject to certain adjustments. In connection with the Second Amendment, RMM recorded a loss on early extinguishment of debt of approximately $914 thousand that reflects the write-off of a portion of unamortized previous debt issuance costs and capitalized approximately $3,500 thousand in new debt issuance costs.  RMM is also required to pay an unused fee in respect of unused commitments under the Senior Credit Facility, if any, at a rate of 0.25% per annum.

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

Covenant Compliance

The Senior Credit Facility contains financial covenants that requires us, on a consolidated basis with our subsidiaries, to maintain, (i) a fixed charge coverage ratio of not less than 1.10:1.00 for each four fiscal quarter period, and (iii) a consolidated senior debt to library value ratio of no greater than 0.45:1.00, subject to certain adjustments.

Non-compliance with the fixed charge coverage ratio and consolidated senior debt to library value ratio could result in the lenders, subject to customary cure rights, requiring the immediate payment of all amounts outstanding under the Senior Credit Facility, which could have a material adverse effect on our business, cash flows, financial condition and results of operations. As of December 31, 2022, with a fixed charge coverage ratio of 5.2x and a consolidated senior debt to library value ratio less than 30.3%, we were in compliance with both of the financial covenants under the Senior Credit Facility.

Interest Rate Swaps

At December 31, 2022, RMM had the following interest rate swaps outstanding, under which it pays a fixed rate and receives a floating interest payment from the counterparty based on LIBOR with reference to notional amounts adjusted to match the original scheduled principal repayments pursuant to the indenture agreement:

	Notional
	Amount at
	December 31,	Pay Fixed
Effective Date	2022	Rate	Maturity
March 10, 2022	$8,375	1.602%	September 2024
March 10, 2022	$87,860	1.492%	September 2024
December 31, 2021	$53,765	1.042%	September 2024

In January 2023, RMM modified these outstanding interest rate swaps to replace the floating rate interest payments received from the counterparty based on LIBOR to floating rate interest payments received from the counterparty based on SOFR, with corresponding adjustments to the fixed rates paid by RMM.  The change in the reference rate in these interest rate swaps from LIBOR to SOFR did not have a material impact on the Company’s consolidated financial statements.

On March 10, 2022, two previous interest rate swaps expired with original notional amounts of $40,228 thousand and $59,325 thousand. Those interest rate swaps were replaced by two new swaps with original notional amounts of $88,090 thousand and $8,875 thousand which add to a third interest rate swap with an original notional amount of $53,030 thousand.  All three current interest rate swaps mature on September 30, 2024, and RMM pays fixed rates of 1.492%, 1.602% and 1.042%, respectively, to the counterparty and received a floating interest payment from the counterparty based on LIBOR with reference to notional amounts adjusted to match the original scheduled principal repayments pursuant to the indenture agreement.

Dividends

Our ability to pay dividends is restricted by covenants in the Senior Credit Facility. We did not pay any dividends to stockholders during the three and nine months ended December 31, 2022.

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

Contractual and Other Obligations

As of December 31, 2022, there have been no material changes, outside the ordinary course of business, in our contractual obligations since March 31, 2022. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual and Other Obligations” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on June 21, 2022 for information regarding our contractual obligations.

Critical Accounting Policies

As of December 31, 2022, there have been no material changes to our critical accounting policies since March 31, 2022. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on June 21, 2022 for information regarding our critical accounting policies. We believe that our accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. The preparation of our condensed consolidated financial statements in conformity with US GAAP requires us to make estimates and judgments that affect the amounts reported in those condensed consolidated financial statements and the accompanying notes thereto. The future effects of the COVID-19 pandemic on our results of operations, cash flows and financial position are unclear. However, we believe we have used reasonable estimates and assumptions in preparing the condensed consolidated financial statements. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

Off-Balance Sheet Arrangements

As of December 31, 2022, we had no off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022, as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no other unregistered sales of equity securities during the three months ended December 31, 2022, which have not been previously disclosed on a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
10.1

Second Amendment to the Fourth Amended and Restated Credit Agreement, dated as of December 16, 2022 by and among Reservoir Media Management, Inc., Reservoir Media, Inc., the other loan parties party thereto from time to time, the lenders party thereto from time to time and Truist Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2022)

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

RESERVOIR MEDIA, INC.

Date: February 8, 2023	By:	/s/ Golnar Khosrowshahi
Name: Golnar Khosrowshahi
Title: Chief Executive Officer (Principal Executive Officer)

Date: February 8, 2023	By:	/s/ Jim Heindlmeyer
Name: Jim Heindlmeyer
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)