Form 10-K
period 2023-03-31
Reservoir Media, Inc.
filed 2023-05-31
CIK 1824403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $99,230,306.

As of May 26, 2023, there were 64,538,133 shares of Common Stock of Reservoir Media, Inc. issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference to the registrant’s definitive proxy statement relating to the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

RESERVOIR MEDIA, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and are intended to be covered by the safe harbor created thereby. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “predict,” “project,” “target,” “goal,” “intend,” “continue,” “could,” “may,” “might,” “shall,” “should,” “will,” “would,” “plan,” “possible,” “potential,” “estimate,” “seek”, “ongoing”, “objective” and variations and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. In addition, any statements that refer to expectations, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current expectations, projections and beliefs based on information currently available. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Company that may cause its actual business, financial condition, results of operations, performance and/or achievements to be materially different from any future business, financial condition, results of operations, performance and/or achievements expressed or implied by these forward-looking statements. For Reservoir, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, without limitation:

●	market competition, including, among others, competition against other music recording and publishing companies;
●	our ability to identify, sign and retain songwriters and recording artists;
●	the increased expenses associated with being a public company;
●	our international operations, which subject us to the trends and developments of other countries, as well as the fluctuations of the currency exchange rate;
●	our ability to attract and retain key personnel, as well as the ability of our management team to effectively manage our transition to a public company in accordance with SEC and Nasdaq requirements;
●	risks associated with strategic acquisitions or other transactions, including, among others, business acquisitions, combinations, investments and joint ventures;
●	the impact of digital music services on our marketing and distribution and the possible changes in the terms of the licensing agreements with such services, including, among others, those governing royalty rates;
●	the impact of legislation that may affect the terms of our contracts with songwriters and recording artists;
●	the possibility that streaming adoption or revenues may grow less rapidly or level off in the future;
●	the impact of the COVID-19 pandemic or other natural or human-made disasters on our business, cash flows, financial condition and results of operations;
●	our ability to implement, maintain, and improve effective internal controls;
●	an impairment in the carrying value of our intangible and long-lived assets;
●	our ability to obtain, maintain, protect and enforce our intellectual property rights;

●	our involvement in intellectual property litigation, including, among others, any assertions or allegations of infringement or violation of intellectual property rights by third parties;
●	the impact of digital piracy on our business, cash flows, financial condition and results of operations;
●	our ability to maintain and protect the information security relating to our employees, customer, vendors and our music;
●	the impact of evolving laws and regulations relating to, among others, data privacy, consumer protection and data protection, as well as the rights granted to songwriters and recording artists under the U.S. Copyright Act;
●	the volatility of our stock price, which could subject us to securities class action litigation;
●	negative reports published by securities or industry analysts, or the lack of research or reports published by such analysts;
●	the potential exercise and/or redemption of our Warrants;
●	future sales by our stockholders and the potential exercise of their registration rights; and
●	other risks and uncertainties, including those listed under Part I, Item 1A.”Risk Factors.”

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

PART I

Item 1.Business

Our Company

Reservoir Media, Inc., together with its wholly-owned subsidiaries (the “Company”, “we”, “our”, “us” and “Reservoir”), is one of the world’s leading independent music companies. We were twice named Publisher of the Year by Music Business Worldwide’s A&R Awards and twice named Independent Publisher of the Year at the Music Week Awards, most recently in 2022. In addition, our Founder and CEO Golnar Khosrowshahi was named Executive of the Year at the 2022 Billboard Women in Music Awards. We operate a music publishing business, a record label business, a management business and a rights management entity in the Middle East.

We have two operating and reportable segments—Music Publishing and Recorded Music. We now represent over 150,000 copyrights and 36,000 master recordings with titles dating back as far as the early 1900s and hundreds of #1 releases worldwide. Our M&A practice is committed to both catalog acquisition and strategic expansion of the roster.

Our Music Publishing business contributed approximately $83.8 million to our revenues for the year ended March 31, 2023, representing approximately 69% of our revenues. The publishing catalog includes historic compositions written and performed by greats like Joni Mitchell, The Isley Brothers, Sonny Rollins, Louis Prima, Billy Strayhorn, Hoagy Carmichael and John Denver. Our roster of active songwriters, including Ali Tamposi, Jamie Hartman, Steven Franks and Oak Felder, has contributed to hit songs performed by the likes of Justin Bieber, Ariana Grande, BTS, Dua Lipa and more.

Our Recorded Music business contributed approximately $34.8 million to our revenues for the year ended March 31, 2023, representing approximately 28% of our revenues. The Recorded Music business is home to Chrysalis Records and Philly Groove Records, representing recordings by De La Soul, Ben Harper, The Delfonics, Sinead O’Connor and Generation X, as well as Tommy Boy Records, which we acquired in June 2021 and includes artists such as Queen Latifah, House of Pain, Naughty By Nature and Coolio.

We are operating in an industry benefitting from sector tailwinds attributed to growth. As a result, global music companies and music rightsholders have seen a corresponding increase in value. We believe we excel in the independent sector because of our value enhancement practice. Our creative team sources and signs songwriters and artists to our active roster, and our synchronization and marketing teams create new opportunities for the catalog of copyrights, enhancing their value. Our M&A practice contributes to the growth of our business by identifying potential acquisition targets and pursuing those that are complementary to our business.

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

Established in 2007, we have grown through acquisitions. We made a firm commitment in the early days to be an active music company, one that owns and administers rights, and we looked to build our business based on long-term ownership of rights. Our publishing portfolio is approximately 90% owned for life of copyright, as well as 96% owned versus administered.

In 2010, we acquired TVT Music Publishing, home to high quality rap, hip-hop and pop music of the 1990s and 2000s. Replete with hit songs, the catalog set the stage and strategy for the kinds of catalogs we sought next. At the time, the advent of streaming forced a shift in the manner in which people were consuming music. It was no longer about the album, but a playlist of favorite songs. This confirmed our investment thesis that investing in hit songs had to be a key driver of our acquisition strategy. Following the acquisition of TVT Music Publishing, we acquired Philly Groove Records, which brought in our first recorded music assets and additional publishing hits, including the Delfonics’ “Ready or Not,” which has been covered by artists ranging from The Fugees to Missy Elliot.

In 2012, we acquired the 30,000 copyright-strong Reverb Music and its roster of active songwriters. This catalog further diversified our holdings in the United Kingdom (“U.K.”) and added film and television music, such as the theme for the “Got Talent” franchise. We also acquired the FS Media collection of catalogs in 2014, thereby adding high quality American music with the catalogs of Sheryl Crow, John Denver, Billy Strayhorn, Evanescence and Creed to the repertoire. This acquisition included evergreen hits, such as “Take Me Home, Country Roads,” and extended our portfolio back to the 1930s with titles by legendary jazz musician Duke Ellington, such as “Take The A Train.”

In 2015, the opportunity arose for us to invest in the royalty streams of Hans Zimmer’s portfolio of film scores dating back to 1989’s “Driving Miss Daisy” and including greats such as The Lion King, Gladiator, the Dark Knight franchise and others. This enabled us to be in business with one of the most prolific contemporary composers and complement our music catalog with music for film. Since then we have built up our film score business through other acquisitions, such as Shapiro Bernstein in 2020, which included rights to Lawrence of Arabia and others classic films, or Hearts Bluff in 2020, which included rights to Clueless. In 2020, we created a frontline film production music investment initiative with the Atlantic Screen Group. Most recently in 2022, we invested in the royalty streams of Henry Jackman’s portfolio of film scores, which included films from the Captain America, Jumanji and Kingsman franchises.

Our acquisitions have added such luminaries as Sonny Rollins, the Commodores, Louis Prima, Bob Crewe, Mannie Fresh, Alabama, and many others. The previously mentioned 2020 acquisitions of the Hearts Bluff collection of catalogs and Shapiro Bernstein, respectively brought iconic titles from the likes of Elvis, Kool & the Gang, Garth Brooks and Roy Orbison, as well as titles from the turn of the century to our portfolio.

In the Recorded Music segment, during 2019, we acquired London-based Blue Raincoat Music Ltd and its label platform Chrysalis Records Ltd. This acquisition added significant recorded music operations to our business, and added the sound recordings of Sinead O’Connor, The Specials, Generation X, The Waterboys and Go West. In addition, in June 2021, we entered into a membership interest purchase agreement to acquire United States (“U.S.”)based record label and music publishing company Tommy Boy Music, LLC (“Tommy Boy”), which helped launch the careers of Queen Latifah, Afrika Bambaataa, Digital Underground, Coolio, De La Soul, House of Pain and Naughty By Nature.

In the past five years, we have focused on being a wholistic music company and have strategically expanded to include management services through Big Life Management and Blue Raincoat Artists in the U.K. In tandem with this diversification, we have focused on emerging markets, which are expected to be responsible for much of the future growth in the music industry. To this end, we acquired a stake in PopArabia in January 2020 with a focus on signing artists, acquiring catalogs and establishing a rights management company in the Middle East and North Africa (“MENA”) region. We have executed on these strategic initiatives and expect substantial growth from PopArabia in the years to come.

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

Through the initiatives above, we have deployed over $722 million in capital through acquisitions and currently represent over 150,000 copyrights in our publishing business and over 36,000 master recordings in our recorded music business.

Industry Overview

The global music entertainment industry is experiencing significant growth. Within the larger music entertainment space, the music publishing and recorded music industries are thriving, driven by powerful tailwinds.

Streaming was the key driver for industry growth in 2022. According to the International Federation of the Phonographic Industry (“IFPI”), ad-supported streaming revenue grew by 17% between 2021 and 2022. Subscription streaming grew by 10% over the same period, adding $1.2 billion of revenue to 2021’s figure. This growth has been driven by an increase in subscribers and usage alike. As music has become more accessible, consumers today listen to more music on more platforms than ever before. The total number of music subscribers globally was 589 million in 2022, a 16% increase from 2021. According to Luminate (formerly MRC Data), global on-demand audio song streams increased by approximately 26% year-over-year in 2021. All generations are leveraging streaming to increase their engagement with music. According to Luminate, over 96% of the U.S. population aged 13 to 55 years uses a streaming service to listen to music in a typical week and 89% of the “Baby Boomer” generation aged 55 years and over have made the switch to streaming. Platforms such as gaming, home fitness and social media are evolving in ways that integrate premium commercial music into their services – which are all accretive revenue sources to the music industry. The evolution of car entertainment systems from physical media players to streaming connectivity will help drive growth in music subscribers and digital advertising revenue for music services. According to Statista, the number of connected cars on the road is expected to rise from 237 million in 2021 to 400 million in 2025. By 2030, 96% of new vehicles shipped worldwide will be built with internet connectivity.

A new budding market is the metaverse, which Jeffries Financial Group defines as a $2B opportunity for labels by 2025. Thus far, music companies have only participated in limited ways, such as one-off virtual concert events on platforms like Roblox and Fortnite. In the coming years, platforms like Meta will increase the pie, and music companies will increase their share of it through more broad catalog licenses and participation in derivative virtual goods and interactive experiences.

A rebound from COVID-19 continues to drive a return to growth in many traditional music revenue sources. The return of touring contributed to more new music being released in 2021 and 2022, as artists could properly promote a new album with concerts and appearances. This contributed to a 16% year-over-year growth of physical album sales in 2021, which was sustained again with 4% continued growth in 2022, according to the IFPI. In addition to record stores, people continued to return to gyms, bars, restaurants and other retail outlets that have reinstituted their music licenses as they reopen locations. Synchronization revenue reached its highest level ever in 2022 with 22% growth to $640 million. According to the IFPI, the recorded music industry experienced 9% year-over-year growth overall.

Streaming growth in the emerging markets is having an outsized impact on the industry. The IFPI reports that China is now the fifth largest music market, entering the top 10 global markets for the first time in history. Brazil also moved into the top 10, re-entering the list at number 9. While all global regions experienced growth for the second year in a row, the strongest growth came from Sub-Saharan Africa (35%), Latin America (26%), and the MENA region (24%) in 2022.

We believe recent developments suggest that streaming pricing may have room for further optimization. Beyond growth in paying subscribers, we believe there is an opportunity for streaming revenues to further expand with pricing increases over time. As consumers grow to appreciate the value proposition of streaming, streaming services will explore premium product initiatives. This is supported by streaming services’ ongoing efforts to experiment with pricing increases in recent years. In April 2021, Spotify raised its prices for some of its premium subscription offerings across some of the major markets, including the U.S., the U.K.and parts of Europe. Previously in 2018, Spotify increased monthly prices for its services in Norway. In 2019, Amazon launched its high-quality audio streaming offering, Amazon Music HD, for a premium price in the U.S. In 2022, Apple Music increased prices of its student plans in the U.S., the U.K. and Canada, and Amazon Music Unlimited increased the prices of both its individual and family subscriptions plans. We believe the strong and growing appetite for streaming services, as well as the demonstrated pricing power of premium streaming services, presents a significant opportunity for growth for the music entertainment industry.

Moreover, it has always been true that consumer engagement with music goes beyond the music itself - consumers care about the musicians as well. Today, consumers have greater access to artists with the advent of social media. According to Statista, as of January 2023, five out of the top ten most followed accounts on Twitter belonged to musicians and, according to YouTube, the majority of videos that have achieved more than one billion lifetime views, as well as the majority of the most popular videos of all time, include music.

In addition to their growing popularity with consumers, these emerging music monetization platforms are now proactively engaging with the music entertainment industry to properly compensate rightsholders for use of music. For example, in July 2020, TikTok announced a multi-year agreement with the U.S. National Music Publishers’ Association (NMPA), which also covers past use of musical works. Separately, Facebook’s gaming platform entered into a new multi-year licensing agreement with the major record labels (i.e., Universal Music Group, Sony Music Group and Warner Music Group) in September 2020. In the first half of 2020, Peloton agreed to settle a lawsuit brought by music publishers for approximately $49 million, according to Peloton’s public filings. In 2021, Roblox settled a lawsuit initiated by independent music publishers for approximately $36 million. We believe these emerging music monetization platforms are now a permanent part of the music entertainment industry and have helped expand access to and listenership of music globally.

Positive Regulatory Trends

Increased government intervention to curb piracy and improve monetization rates for content owners helps secure the future of the industry. Government interventions in the U.S. and the European Union (“EU”) are expected to result in increased revenues for the music entertainment industry, at least in the near-term.

Music Modernization Act (the “MMA”) In 2018, the U.S. enacted the MMA, which resulted in reforms to music licensing through the regulation of digital music services’ relationships to content owners. This includes improving the way digital music services procure mechanical licenses, requiring digital radio services, such as SiriusXM and Pandora, to make royalty payments to recording artists for recordings before 1972, and providing for direct payments of royalties owed to producers, mixers and engineers when their original works are streamed on non-interactive webcasting services.

Copyright Royalty Board (the “CRB”) Also in 2018, the U.S. CRB issued an updated slate of royalty rates and terms. This ruling by the CRB included increased publishing royalty rates for musical compositions in the U.S. from 2018 through 2022. While this decision was vacated in part on appeal in August 2020, the case was remanded back to the CRB for further proceedings. In 2018, the CRB also significantly increased the royalty rates for sound recordings in the U.S. paid by SiriusXM from 2018 through 2022, and the MMA extended the term of this increase through 2027. In 2022, The National Music Publishers’ Association (“NMPA”), the Nashville Songwriters Association International (“NSAI”) and the Digital Media Association (“DiMA”) announced a settlement regarding the U.S. mechanical streaming rates for 2023-2027. The agreement sets the headline royalty rate for this period at 15.35% of total revenue, which will be introduced gradually over the course of the five-year term. Earlier in 2022, songwriters and publishers won a raise in streaming headline royalty rates from 10.5% to 15.1% over the 2018-2022 period. The headline rates escalate from 15.15% of total revenue in 2023 to 15.2% in 2024 and then increases in each of the next three years, peaking at 15.35% in 2027. This settlement will also change other key factors in U.S. mechanical streaming rates, including increases to per-subscriber minimums and Total Content Costs (“TCC”).

European Union Copyright Directive. In 2019, the EU passed legislation to protect music rightsholders and recording artists. Specifically, the European Union Copyright Directive was designed to limit safe harbors from liability for copyright infringement and to ensure that rightsholders and recording artists are remunerated fairly when their music is shared online by user-uploaded content services, such as YouTube.

Music Publishing

The music publishing industry involves the identification and development of songwriters to create, market and promote compositions, as well as licensing and acquisition of rights in musical compositions from content owners (e.g., publishers, songwriters, composers and other rightsholders). According to Music & Copyright, the music publishing industry generated $8.1 billion in revenues worldwide in 2022, representing an increase of 17.7% from 2021, and a compound average annual growth rate of 10.5% since 2017. Music publishing royalties include, among other types, mechanical, performance, synchronization and digital.

Recorded Music

The recorded music industry involves the identification and development of artists to create, market and promote recordings (i.e., a specific recording of a composition). According to the IFPI, the recorded music industry generated $26.2 billion of revenue globally in 2022, reflecting year-over-year growth of 9% and a compound annual growth rate of 11% since 2018. The recorded music industry generates revenues from various royalty types, including digital (which includes streaming), physical, synchronization and performance rights. Digital revenues reflect the largest and fastest growing category of recorded music revenues, reaching $18.5 billion in 2022, reflecting a compound annual growth rate of 15% since 2018 and 71% of global recorded music revenues in 2022. Within digital revenues, streaming is by far the largest driver, accounting for approximately 95% of digital revenues in 2022, reflecting a compound annual growth of nearly 19% since 2018.

Physical revenues are generated from the physical reproduction and distribution of copyrighted works. Revenue from physical sales totaled $4.6 billion in 2022, representing 18% of global recorded music revenues in 2022 (as compared to 24% of global recorded music revenues in 2018). Performance rights royalties are generated from the use of recorded music by broadcasters and public venues, representing approximately 9% of global recorded music revenues in 2022. Synchronization royalties are generated by the use of recorded music in advertisements, film, video games, television and other content, representing approximately 2% of global recorded music revenues in 2022.

Our Competitive Strengths

Value Enhancement

We believe our marketing and licensing efforts yield ongoing value enhancement across our catalog of copyrights and master recordings. Our synchronization team is comprised of 11 people worldwide dedicated to marketing and licensing our music for use in films, trailers, television shows, advertisements and video games. For the year ended March 31, 2023, our synchronization income accounted for 15% of our total revenues. Digital licensing is an area we embraced early on in 2012 as the first independent publisher to strike a direct deal with YouTube. Digital licensing also extends to the digital service providers, social media platforms like Facebook, Instagram, Snapchat and TikTok, in addition to in-home fitness products, such as Peloton and Apple Fitness+. These are all music distribution vehicles, which are now distributing content with licensed copyrights.

Creative and Artists and Repertoire Services

We continue to attract and source top talent with our creative and artists and repertoire (“A&R”) teams, coupled with the high-quality creators who already call Reservoir their publishing home. Longstanding collaboration between our clients and our creative and A&R teams, who nurture their talents and careers, has resulted in numerous chart-topping hits of critical and commercial acclaim. Our creative and A&R teams are further complemented by our marketing services team, which provides high-touch, bespoke services.

Platform Positioned for Growth

Our investment in infrastructure has allowed us to continue scaling our Music Publishing business with minimal impact on our operating expenses. Within our Recorded Music business, we have successfully completed and integrated the acquisitions of Chrysalis Records in the U.K. and Tommy Boy Records in the U.S. and expect to be well-positioned to ingest additional master recordings into our platform resulting in operating leverage as we scale.

Well-Positioned to Capitalize on the Growth of the International Music Industry Driven by Streaming

As the global music industry continues to benefit from a sustained expansion, we believe our catalog of evergreen hits and active artist and songwriter roster with expertise in chart-topping music positions us to capitalize on the positive industry tailwinds. In its 2023 Global Music Report, the IFPI confirmed that 2022 marked an eighth consecutive year of growth for the global recorded music industry. The year-over-year growth of 9% for 2022 was driven primarily by streaming, which grew 12% in revenue. The 589 million users of paid subscription accounts in 2022 represented an annual increase of 10% and generated $12.7 billion, or 48% of global recorded music revenues.

Emerging Markets Presence and Investments in Local Content

While the top ten global markets grew revenue by 7% last year, markets outside of the top ten outpaced them with 18% revenue growth in 2022. The fastest growing regions in the world included Asia (excluding Japan), which experienced 25% revenue growth, and MENA, which recorded 24% growth in 2022. Reservoir’s stake in PopArabia has put us in a strong position to be on the frontline to capture the growth in MENA. Since we made this investment, we have already signed artists and acquired catalogs from India and the MENA region, ranging from indie tastemakers like Zeid Hamdan to regional superstars like Mohamed Ramadan. We have also established the subsidiary ESMAA, which is a United Arab Emirates-based rights management entity working with global music rights organizations, music publishers, songwriters, record labels and artists to ensure their music and rights are fully administered and licensed in the region. In its first full year of operation, Fiscal 2022, ESMAA licensed several key music users for the first time, including a broad, multimillion dollar license with EXPO 2020 in Dubai.

We continue to be focused on acquiring and developing music content in the emerging markets to capture the higher expected growth in such regions and diversify our catalog with both global and regional content. The convergence of consumers’ increased access to music and our participation in content, will allow us to maximize the emerging market opportunity. We are also interested in the global movement of sound and talent and will look to play a pivotal role in exporting and importing talent from one geography to the next and create global collaborative opportunities for our roster.

Experienced Leadership Team

The team is extremely experienced in the music entertainment business, with a firm commitment to executing on its strategy on an ongoing basis. Reservoir has sustained no management turnover since inception, creating a team that has been working together long-term, is incentivized to continue to scale the business and takes pride in their team, their clients and the company.

Advocacy and Education

Protecting the livelihoods of creators is at the core of our ethos. We have Board representation at leading industry non- profits across the globe including MusiCares, Songwriters Hall of Fame, Silkroad, the National Music Publishers Association, Mechanical Licensing Collective, International Confederation of Music Publishers (“ICMP”), and the Independent Music Publishers International Forum, where we lead the charge on advocating for songwriter rights, artist rights and fair compensation. Our service on these boards has resulted in over $13 million in settlements over the last five years, and we will continue to look at digital platforms that are distributing content while infringing on music copyrights. We additionally support numerous charitable organizations founded by our roster, including Creative Waves Foundation, TRU Foundation and Sharethewrd.

In addition, we are committed to preserving the legacies of creators, so their music is heard for generations to come. To that end, we also develop and support several educational initiatives with leading universities, through which the students learn about our legacy artists and their catalogs, ensuring that the music lives on. These collaborations are ongoing at New York University and Drexel University. Our staff also lends their time at leading global educational institutions to invest in the next generation of business leaders. Our founder and CEO Golnar Khosrowshahi lectured at Columbia Business School for the Foundations of Entrepreneurship class, while other staff members have lectured or taught at New York University, Syracuse University and Buckinghamshire New University, among others. Reservoir has also recently begun an educational program with The Door, a non-profit that provides youth development services ranging from health services, legal assistance, GED classes, job training, supportive housing, meals, and recreational activities with a focus on the arts.

Our Environmental, Social, and Governance (“ESG”) Efforts

Reservoir is the first female-founded and led publicly traded independent music company in the U.S. We understand the importance of building a community of talent while also providing new opportunities to promote and share their work on a global scale. The concept of community extends deep into our corporate culture – through our commitment to being an environmentally conscious corporate citizen, to fostering a culture of inclusiveness among our employees, to managing and ultimately governing our business in a responsible way. The strength of our business is in our community - our team, our roster of talent and our commitment to bringing music to those with limited access to it. Internally, this means that we have a diverse workforce with a culture of accountability and inclusiveness. We believe our success is driven by these values, which extend to both creatively pursuing opportunities for our existing roster of artists and to finding new talent. Our business model has limited physical assets by design, which in turn allows for a minimal carbon footprint in our day-to-day operations. Despite this advantage, we continue to evaluate methods to reduce our environmental impact, including on the physical spaces in which we operate.

Our Growth Strategies

M&A

Asset and company acquisitions have been our path to growth since inception. We plan to continue to execute on our highly disciplined and sophisticated approach to M&A strategy of acquiring high-quality copyrights and recordings, including executing complicated transactions on an off-market basis at an attractive return and capitalizing on upside potential with our value enhancement capabilities.

Active Songwriter and Artist Roster

We will continue to expand our active songwriter and artist roster. Our creative services, the existing roster and our value enhancement platform all contribute to our ability to attract world-class talent across genres. We remain focused on unique talent that represents diversity across a variety of genres and sounds. We also partner with our clients to create new music, some of which tops the biggest music charts, helping to grow our presence in the contemporary music marketplace and achieve increased market share.

Listenership

While we are firmly rooted in the music business, we also acknowledge that we are, more broadly, in the business of listenership and are interested in owning content to which people are actively or passively listening. As such, we will continue to evaluate opportunities that allow us to own film score and production music content. We are interested in seeing how listening habits will shift over time, as consumers balance the time they spend listening to music with the time allocated to other kinds of content, such as podcasts or social media platforms. To this end, we expect to continue to explore these alternative avenues in the business of listenership, making investments such as our April 2021 investment in Audio Up Media a company focused on original podcast content featuring premium music.

Embrace Commercial Innovation with New Digital Distributors and Partners

Over the past several years, we have seen significant licensing growth from in-home fitness platforms, with new licenses issued to Peloton, Hydrow and Apple Fitness+. We expect our licensing volume to increase and extend to new market entrants in this area, in addition to new digital platforms across social media, non-fungible tokens (“NFTs”) and other categories, such as online gaming platforms. These licenses and the associated revenues are on balance accretive to our overall revenues, and we view being on the forefront of digital licensing to be a significant growth area for us. Our strategy is equally focused on the active issuance of licenses, and the pursuit of copyright infringement, with an eye on resolution and the establishment of mechanisms for future licensing and monetization.

Music Publishing

In return for promoting, placing, marketing and administering the creative output of a songwriter, or engaging in those activities for other rightsholders, our Music Publishing business garners a share of the revenues generated from use of the musical compositions.

The operations of our Music Publishing business are conducted through all our offices, as well as various subsidiaries and sub-publishers. We own or control rights to more than 150,000 compositions as of March 31, 2023, including numerous pop hits, American standards and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 5,000 clients as of March 31, 2023 and boasts a diverse range of genres, including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative and gospel.

Royalties

As a copyright owner and administrator of musical compositions, we are entitled to receive royalties for the use of musical compositions. We continually add new musical compositions to our catalog and seek to acquire rights in musical compositions that will generate substantial revenues over the long term.

Music publishers generally receive royalties pursuant to public performance, digital, mechanical, synchronization and other licenses. In the U.S., music publishers collect and administer mechanical royalties, and statutory rates are established pursuant to the U.S. Copyright Act of 1976, as amended, for the royalty rates applicable to musical compositions for sale and licensing of recordings embodying those musical compositions. In the U.S., public performance income is administered and collected by music publishers and their performing rights organizations and, in most countries outside the U.S., collection, administration and allocation of both mechanical and performance income are undertaken and regulated by governmental or quasi-governmental authorities. Throughout the world, each synchronization license is generally subject to negotiation with a prospective licensee, and music publishers pay a contractually required percentage of synchronization income to the songwriters or their heirs and to any co-publishers.

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

In the U.S., mechanical royalties are collected directly by music publishers, from The Mechanical Licensing Collective (the “MLC”), the nonprofit organization designated by the U.S. Copyright Office to distribute mechanical royalties for streaming and downloads pursuant to the MMA, recorded music companies or via The Harry Fox Agency, a non-exclusive licensing agent affiliated with the Society of European Stage Authors and Composers (“SESAC”). Outside the U.S., mechanical royalties are collected directly by music publishers or from collecting societies.

Throughout the world, publishers collect performance royalties directly or on behalf of music publishers and songwriters by performance rights organizations and collecting societies. Key performing rights organizations and collecting societies include:

●	American Society of Composers, Authors and Publishers (“ASCAP”), SESAC and Broadcast Music Inc. (“BMI”) in the U.S.;
●	the Mechanical-Copyright Protection Society (“MCPS”) and the Performing Right Society (“PRS”) in the U.K.;
●	the German Copyright Society in Germany (‘GEMA”); and

●	the Japanese Society for Rights of Authors, Composers and Publishers in Japan (“JASRAC”).

The societies pay a percentage (which is set in each country) of the performance royalties to the copyright owner(s) or administrators (i.e., the publisher(s)), referred to in the industry as the “publisher’s share”, and a percentage directly to the songwriter(s) referred to in the industry as the “writer’s share”, of the composition. Typically, the percentage split is 50% to the publisher’s share and 50% to the writer’s share, but this can vary. Thus, the publisher generally retains the performance royalties corresponding to its share of the work, other than any amounts they are contractually required to pay through to their clients (other publishers or writers).

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

While the duration of the administration rights under contracts may vary, some of our contracts grant us ownership and/or administration rights for the duration of copyright. See “—Intellectual Property - Copyrights.” U.S. copyright law permits authors or their estates to terminate an assignment or license of copyright (for the U.S. only) after a set period of time. See “Risk Factors - Risks Related to Intellectual Property and Data Security - Reservoir faces a potential loss of catalog to the extent that its recording artists have a right to recapture rights in their recordings under the U.S. Copyright Act.”

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

Our frontline and catalog Recorded Music businesses are primarily handled by our Chrysalis Records team in London with U.S. marketing support from the Reservoir team. Our Recorded Music income participation interests, including Tommy Boy, are primarily managed by the Reservoir team in New York.

Our frontline and catalog Recorded Music distribution is handled by a network of distribution partners that currently includes Proper, PIAS, Secretly, Alliance and MERLIN. All of these distributors market, distribute and sell products of independent labels and artists to digital music services, retail and wholesale distributors and various distribution centers and ventures operating internationally. Secretly and PIAS use select physical product distributors to sell our CDs and vinyl, such as Cinram in Europe and Alliance in the U.S. We also distribute select recordings and video products, including the Tommy Boy catalog, directly to digital music services through licenses we secure via our membership with MERLIN. MERLIN is one of the top global digital rights agencies in the world, negotiating licenses on behalf of many independent record labels, distributors and other music rightsholders.

Through our distribution network, our music is being sold in physical retail outlets, as well as via online retailers, such as amazon.com, and distributed in digital form to an ever-expanding universe of digital partners including streaming services, such as Amazon, Apple, Deezer, SoundCloud, Spotify, Tencent Music Entertainment Group and YouTube, radio services, such as iHeart Radio, Pandora and SiriusXM, and download services. We also license music digitally to fitness platforms, such as Apple Fitness+, Equinox, Hydrow and Peloton, as well as to social media outlets, such as Facebook, Instagram, Snapchat, TikTok and Triller.

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

Our frontline recording artists’ contracts generally provide for more favorable terms to the recording artist, entitling us to a set number of albums and an exclusive license to exploit those albums for a fixed period of time. In contrast, our catalog recording artists’ contracts typically grant us ownership for the duration of copyright. See “—Intellectual Property - Copyrights.” U.S. copyright law permits authors or their estates to terminate an assignment or license of copyright (for the U.S. only) after a set period of time. See “Risk Factors - Risks Related to Intellectual Property and Data Security - Reservoir faces a potential loss of catalog to the extent that its recording artists have a right to recapture rights in their recordings under the U.S. Copyright.”

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

We sell our physical recorded music products through a variety of different retail and wholesale outlets, including music specialty stores, general entertainment specialty stores, supermarkets, mass merchants and discounters, independent retailers and other traditional retailers. Although some of our retailers are specialized, many of our customers offer a substantial range of products other than music.

Most of our physical sales represent purchases by a wholesale or retail distributor. Our sale and return policies are in accordance with wholesale and retail distributor’s requirements, applicable laws and regulations, jurisdictional and customer-specific negotiations and industry practice.

A&R and Creative Partnership

Our staff has years of experience in identifying and contracting with recording artists who become commercially successful. Our ability to select recording artists who are likely to be successful is a key element of our frontline Recorded Music business strategy that targets recording artists who will achieve national, regional and international success. The frontline Recorded Music business line was established in 2019 when we acquired Chrysalis Records and relaunched it as an active frontline record label, signing and developing new talent. Our first frontline release went on to receive critical acclaim, a Mercury Award shortlist nomination and a Grammy nomination.

Many of our catalog artists continue to appeal to audiences long after they cease releasing new music. We have an efficient process for sustaining sales across our catalog releases. Our strategy is to maximize the value of our catalog of recorded music through innovative marketing initiatives and we use our catalog as a source of material to curate re-releases, compilations, box sets and special package releases, which provide consumers with incremental exposure to familiar music and recording artists.

Our longstanding relationships within the creative community also provide our recording artists with a wide network of collaborators, which we believe is a vital part of helping them to realize their best work. We provide the investment that supports our recording artists by providing them with the requisite time and space to experiment and flourish. This includes access to a multitude of recording studios around the globe with more to come.

Our Songwriter and Recording Artist Value Proposition

We believe Reservoir’s success is a result of our team, which not only attracts top tier talent to our roster, but also helps that talent build and sustain long and lucrative careers. We stand out from our competitors by constantly strengthening our skill sets, expanding our networks and evolving the comprehensive suite of services we provide. By creating value for our songwriters and recording artists, we create value for ourselves. Our goal is not to be the biggest music entertainment company, but the best one, with music of the highest quality that resonates with audiences across the globe. As such, we believe our top tier Music Publishing and Recorded Music catalogs are vital contributors to the booming music entertainment business.

Below is an overview of the many creative and commercial services we provide to our songwriters and recording artists.

Welcoming Talent

We offer songwriters and recording artists numerous pathways into our ecosystem. Whether it is an up-and-coming songwriter making music in their bedroom, a globally-known superstar artist, or an icon looking to curate a legacy, we offer tailored support and resources.

We are not only searching for immediate hits. We scout and sign talent with the market potential for longevity and lasting impact. As a result, we are constantly investing in new music every year without reducing our commitment to each songwriter and recording artist.

Marketing and Promotion

We are experienced in value enhancement with a proven track record of success in every aspect of marketing and promotion. With direct relationships at every significant digital music service and social media network, as well as radio, press, film, television and retail, we are plugged into the most influential people and platforms for music entertainment. We harness our collective years of experience and the countless transactions executed to gather the insights needed to make meaningful commercial decisions grounded in data-based discipline. Most importantly, we are nimble, which allows us to adapt quickly to changes in how music is consumed to maximize the opportunities for our songwriters and recording artists. For example, with the increased penetration of in-home fitness products and the ongoing proliferation of new novel access points like video gaming and social media platforms, we quickly developed relationships and secured placements and other valuable positioning on these platforms.

We apply a comprehensive and bespoke approach to marketing and promoting our recording artists and their music. No two artists are the same, and our individualized marketing plans reflect this. For our Music Publishing business, our goal is to promote our songwriters’ interest in their music, enhance the value of those copyrights and promote their work and legacies as creators. Our goal for our Recorded Music business is to set up new frontline releases from emerging and established acts for success, while furthering the success of catalog releases and legacy artists. The marketing and promotion of our recorded music assets and releases are carefully coordinated to increase the value of our music and generate sales, while maintaining disciplined budgets. Our marketing team has extensive experience across music publishing and recorded music, which allows us to successfully execute long-term campaigns, while adapting quickly to changes in the marketplace.

Global Reach and Local Expertise

Our team is distributed across our offices from Los Angeles to Abu Dhabi and operates cohesively as a global team. The small size of our team allows us to be nimble and the geographic distribution enables us to look at music through a culturally relevant lens as necessitated by different regions.

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

The centralization of our technology capabilities and data insights has resulted in increased transparency of our royalty reporting to our songwriters and recording artists. We defend and protect our songwriters’ and recording artists’ creative output by remaining vigilant in the collection of diverse types of royalties around the world and defending against illegitimate and illegal uses of our owned and controlled copyrights.

Representative Sample of Songwriters and Recording Artists

Our Music Publishing business includes musical compositions by:

●	Global superstars Offset, 2 Chainz, A Boogie Wit Da Hoodie, Killer Mike, Ben Harper, David Guetta, and Scott Stapp
●	Internationally renowned music icons, including Joni Mitchell, The Isley Brothers, Sonny Rollins, John Denver, Sheryl Crow, Louis Prima, Nick Drake, Travis Tritt, a-ha, Billy Strayhorn and Hoagy Carmichael
●	Award-winning hitmakers, such as Ali Tamposi, Jamie Hartman, Oak Felder, Lauren Christy, Nitin Sawhney, and The Orphanage
●	Acclaimed film composers Hans Zimmer and Henry Jackman

Our Recorded Music business includes music from:

●	Legacy acts, such as De La Soul, Naughty By Nature, Queen Latifah, Coolio, Sinéad O’Connor, Generation X, House of Pain, The Specials, The Stylistics and The Delfonics.
●	Contemporary talent, including Ben Harper, Laura Marling, Liz Phair, Emeli Sandé, Levi Hummon and William The Conqueror

Competition

We believe we are competitive in the music publishing and recorded music industries because of our strong reputation among creators and content owners and our value enhancement capabilities. In addition to competing against the major music companies, we also compete against other independent music companies, of which there are many. To a lesser extent, we compete with the way consumers use their disposable income for media and entertainment, however many of these alternatives present an opportunity for monetization for our business (e.g., television, motion pictures, and video games - all of which contain and license music).

The music publishing industry is highly competitive and dominated by three companies. According to Music & Copyright, Sony Music Publishing, Universal Music Publishing and Warner Chappell Music accounted for approximately 60% of the global music publishing revenues in 2022. There are many smaller participants, including individual songwriters who self-publish their work, that collectively accounted for the remaining approximately 40% of the global music publishing revenues.

The recorded music industry is also highly competitive and dominated by three companies. In 2022, the three largest recorded music companies - Universal Music Group, Sony Music Entertainment and Warner Music Group - accounted for approximately 70% of the global recorded music revenues, according to public company filings and the IFPI. Outside of these three companies, the landscape is highly fragmented with numerous participants that collectively accounted for approximately 30% of the global recorded music market in 2022.

Intellectual Property

Copyrights

Our business rests on our ability to maintain rights in musical compositions and sound recordings through copyright protection.

In the U.S., copyright protection generally lasts for 95 years from first publication or 120 years from creation, whichever expires first, for works created on or after January 1, 1978 as “works made for hire” (i.e., works of employees or certain specially commissioned works). Works created and published or registered in the U.S. prior to January 1, 1978 generally enjoy copyright protection for 95 years, subject to compliance with certain statutory provisions including notice and renewal. The period of copyright protection for works created on or after January 1, 1978 that are not “works made for hire” lasts for the life of the author plus 70 years. Additionally, the MMA extended federal copyright protection in the U.S. to sound recordings created prior to February 15, 1972. The duration of copyright protection for such sound recordings varies based on the year of publication, with all such sound recordings receiving copyright protection for at least 95 years, and sound recordings published between January 1, 1957 and February 15, 1972 receiving copyright protection until February 15, 2067. The term of copyright in the EU for musical compositions in all member states lasts for the life of the author plus 70 years. This is also true for the U.K.

In the EU, the term of copyright for sound recordings lasts for 70 years from the date of release in respect of sound recordings that were still in copyright on November 1, 2013 and for 50 years from date of release in respect of sound recordings the copyright in which had expired by that date. The EU also harmonized the copyright term for joint musical works. In the case of a musical composition with words that is protected by copyright on or after November 1, 2013, the member states of the EU are required to calculate the life of the author plus 70 years term from the date of death of the last surviving author of the lyrics and the composer of the musical composition, provided that both contributions were specifically created for the musical composition.

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

Technological changes have focused attention on the need for new legislation that will adequately protect the rights of producers. We actively lobby in favor of industry efforts to increase copyright protection and support the efforts of organizations, such as the Recording Industry Association of America, the IFPI, the NMPA, the ICMP and the World Intellectual Property Organization.

Trademarks

We consider our trademarks to be valuable assets to our business. We endeavor to register our major trademarks in those countries where we believe the protection of such trademarks is important for our business. Our major trademarks include the “Reservoir” name and circular “R” logo with blue stripe. We also use certain trademarks, including those of certain subsidiaries, pursuant to perpetual license agreements. We actively monitor and protect against activities that might infringe, dilute or otherwise harm our trademarks. We also hold the rights to various internet domain names, which are subject to Internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. See “Risk Factors - Risks Related to Intellectual Property and Data Security.”

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

Our Employees, Culture, Values and Human Capital Resources

As of March 31, 2023, we employed approximately 92 persons worldwide, including temporary and part-time employees, as well as employees that were added through acquisitions. As of March 31, 2023, none of our employees in the U.S. were subject to a collective bargaining agreement, although certain employees in our non-domestic subsidiaries were covered by national labor agreements.

Our human capital resources objectives include attracting, developing and retaining personnel and enhancing diversity and inclusion in our workforce to foster community, collaboration and creativity among our employees, while supporting our ability to grow our business. To facilitate these objectives, we seek to foster a diverse, inclusive and safe workplace, with opportunities for employees to develop their talents and advance their careers.

Corporate Information

Our principal executive offices are located at 200 Varick Street, Suite 801A, New York, New York 10014, and our telephone number is (212) 675-0541.

Website Access to Company’s Reports and Disclosure Information

Our Internet website address is https://www.reservoir-media.com, to which we regularly post copies of our press releases, public conference calls, and webcasts as well as additional information about us. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed, are available free of charge through the Investors section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We include our web site address in this Annual Report on Form 10-K only as an inactive textual reference. Information contained in our website does not constitute a part of this report or our other filings with the SEC.

Item 1A.    Risk Factors

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

Risk Factors Summary

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. Risks that we deem material are described below. These risks include, but are not limited to, the following:

Risks Related to Our Business and Operations

●	market competition, including, among others, competition against other music publishing companies and record companies;

●	our ability to identify, sign and retain songwriters and recording artists;
●	the increased expenses associated with being a public company;
●	our international operations, which subject us to the trends and developments of other countries, as well as the fluctuations of the currency exchange rate;
●	the impact of the COVID-19 pandemic or any other outbreak of contagious disease or other widespread natural disaster on our business, cash flows, financial condition and results of operations;
●	our ability to attract and retain key personnel, as well as the ability of our management team to effectively manage our transition to a public company in accordance with SEC and Nasdaq requirements;
●	risks associated with strategic acquisitions or other transactions, including, among others, business acquisitions, combinations, investments and joint ventures;
●	the impact of digital music services on our marketing and distribution and the possible changes in the terms of the licensing agreements with such services, including, among others, those governing royalty rates;
●	the impact of legislation that may limit or result in the unenforceability of our contracts with certain songwriters or artists;
●	the possibility that streaming adoption or revenues may grow less rapidly or level off in the future;
●	our ability to implement, maintain, and improve effective internal controls;

Risks Related to Intellectual Property and Data Security

●	our ability to obtain, maintain, protect and enforce our intellectual property rights;
●	our involvement in intellectual property litigation, including, among others, any assertions or allegations of infringement or violation of intellectual property rights by third parties;
●	the impact of digital piracy on our business, cash flows, financial condition and results of operations;
●	our ability to maintain and protect the information security relating to our customers, employees, vendors and our music;
●	the impact of evolving laws and regulations relating to, among others, data privacy, consumer protection and data protection, as well as the rights granted to songwriters and recording artists under the U.S. Copyright Act;

Risks Related to Our Common Stock and Warrants

●	the volatility of our stock prices, which could subject us to securities class action litigation;
●	negative reports published by securities or industry analysts, or the lack of research or reports published by such analysts;
●	the potential exercise and/or redemption of our Warrants; and
●	future sales by our stockholders.

Risks Related to Our Business and Operations

We may be unable to compete successfully in the highly competitive markets in which we operate and may suffer reduced profits as a result.

The industries in which we operate are highly competitive, have experienced ongoing consolidation among major music entertainment companies and are driven by consumer preferences that are rapidly changing. Furthermore, they require substantial human and capital resources. We compete with other music publishing companies and recorded music companies to identify and sign new songwriters and recording artists with the potential to achieve long-term success and to enter into and renew agreements with established songwriters and recording artists. In addition, our competitors may, from time to time, increase the amounts they spend to discover, or to market and promote, songwriters and recording artists or reduce the prices of their music in an effort to expand market share. We may lose business if we are unable to sign successful songwriters or recording artists or to match the prices of the music offered by our competitors. Our music publishing business (the “Music Publishing business”) competes not only with other music publishing companies, but also with songwriters who publish their own works and companies in other industries that may choose to sign direct deals with songwriters or music publishing companies. Our recorded music business (the “Recorded Music business”) competes not only with other recorded music companies, but also with recording artists who may choose to distribute their own works (which has become more practicable as music is distributed online rather than physically) and companies in other industries that may choose to sign direct deals with recording artists or recorded music companies. Our Recorded Music business and Music Publishing business is to a significant extent dependent on technological developments, including access to and selection and viability of innovative technologies, and is subject to potential pressure from competitors as a result of their technological developments. For example, our Recorded Music business may be further adversely affected by technological developments that facilitate the piracy of music, such as Internet peer-to-peer file sharing, by an inability to enforce our intellectual property rights in digital environments and by a failure to further develop successful business models applicable to a digital environment. The Recorded Music business also faces competition from other forms of entertainment and leisure activities, such as cable and satellite television, motion pictures and video games in physical and digital formats.

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

As we continue to expand our international operations, we become increasingly exposed to the effects of fluctuations in currency exchange rates. The reporting currency for our consolidated financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars, principally the British pound sterling and euro. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. In addition, from time to time, we may enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements.

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

Our business, cash flows, financial condition and results of operations have been adversely impacted by the COVID-19 pandemic and any future outbreak of contagious disease or other widespread natural disaster could materially and adversely affect our business.

The COVID-19 pandemic has had an adverse effect on our business, cash flows, financial condition and results of operations. The COVID-19 pandemic suspended live concert tours, adversely impacting our concert promotion business and its sale of tour merchandise and made it more difficult for artists to engage in marketing efforts around the release of their new recordings. It delayed the release of new recordings by impeding the types of collaboration among artists, songwriters, producers, musicians, engineers and studios which are necessary for the delivery of those recordings. The cessation or significant delay in the production of motion pictures and television programs negatively affected synchronization revenue in our Music Publishing business and licensing revenue in our Recorded Music business.

It has been widely reported that advertisers reduced their advertising spend as a result of the COVID-19 pandemic. This resulted in a corresponding decline in licensing revenue and, to a lesser extent, ad-supported digital revenue in our Music Publishing business and synchronization, performance and ad-supported digital revenue in our Recorded Music business. While physical revenue streams — mechanical revenue in our Music Publishing business and physical revenue in our Recorded Music business — have declined significantly over the last decade, the virus outbreak has resulted in declines in our physical revenue streams related to disruptions in manufacturing and physical supply chains, the mandated closure of physical retailers, the requirement that people stay in their homes and our decisions to delay the release of new recordings from artists with a more physical consumer base.

To the extent the COVID-19 pandemic continues to adversely affect our business, cash flows, financial condition or results of operations, it may also have the effect of heightening other risks described in this section. In addition, any future pandemic or outbreak of contagious disease like the COVID-19 pandemic or other widespread natural disaster could impact our business in a similar way and could have a material adverse effect on our results of operations and financial condition.

Our ability to operate effectively could be impaired if we fail to attract and retain our executive officers and management team.

We compete with other music entertainment companies and other companies for top talent. Our ability to successfully implement our business strategy and to operate profitably depends, in part, on our ability to retain key personnel. If key personnel become unable or unwilling to continue in their present positions, our business, cash flows, financial condition and results of operations could be materially adversely affected. We often cannot anticipate such departures and may not be able to promptly replace key leadership personnel. Our key personnel are generally employed on an “at-will” basis. Our success also depends, in part, on our continuing ability to identify, hire, attract, train and develop other highly qualified personnel.

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

Our executive officers and management team have limited experience in managing a publicly traded company. Our management team may not effectively or efficiently manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Our management team’s limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of our management team’s time may be devoted to these activities, which will result in less time being devoted to the management and growth of our business. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the U.S. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods. If we are unable to recruit and retain additional finance personnel or if our finance and accounting team is unable for any reason to respond adequately to the increased demands that will result from being a public company, the quality and timeliness of our financial reporting may suffer, which could result in the identification of material weaknesses in our internal controls. Any consequences resulting from inaccuracies or delays in our reported consolidated financial statements could cause our stock price to decline and could harm our business, cash flows, financial condition, and results of operations.

Failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could impair our ability to produce timely and accurate financial statements or to comply with applicable regulations and have a material adverse effect on our business, cash flows, financial condition and results of operations.

Our management determined that material weaknesses existed in the internal controls over financial reporting while preparing our consolidated financial statements as of March 31, 2023 and 2022. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses identified relate to an ineffective control environment due to improper segregation of duties and a lack of qualified personnel to address certain complex accounting transactions and an ineffective risk assessment process resulting in improper design of control activities to address certain risks of material misstatement. We have instituted plans to remediate these issues and continue to take remediation steps, including hiring additional personnel and implementing new processes and controls in connection with financial reporting. Although we believe the hiring of additional accounting resources and implementation of processes and controls to better identify and manage segregation of duties will remediate the weakness with respect to insufficient personnel, there can be no assurance that the material weaknesses will be remediated on a timely basis or at all, or that additional material weaknesses will not be identified in the future. If we are unable to remediate the material weaknesses, our ability to record, process and report financial information accurately and to prepare consolidated financial statements within the time periods specified by the rules and regulations of the SEC could be adversely affected, which, in turn, may have a material adverse effect on our business, cash flows, financial condition and results of operations.

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

We have been a private company and, as such, we have not been subject to the internal control and financial reporting requirements applicable to a publicly traded company. Following the consummation of the Business Combination, our management has significant requirements for enhanced financial reporting and internal controls as a public company. As a result, matters impacting our internal controls over financial reporting may cause us to be unable to report our consolidated financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable Nasdaq listing rules, which may result in a breach of the covenants under our $450 million senior secured revolving credit facility (the “Senior Credit Facility”) or future financing arrangements. There also could be a negative reaction in the financial markets due to a loss of investor confidence and the reliability of our consolidated financial statements. Confidence in the reliability of our consolidated financial statements could also suffer if we or our independent registered public accounting firm continue to report a material weakness in our internal controls over financial reporting. This could materially adversely affect our business, cash flows, financial condition and results of operations and lead to a decline in the market price of our Common Stock and Warrants.

A significant portion of our revenues are subject to rate regulation either by government entities or by local third-party collecting societies throughout the world and rates on other income streams may be set by governmental proceedings, which may limit our profitability.

Mechanical royalties and performance royalties are two of the main sources of income to our Music Publishing business and mechanical royalties are a significant expense to our Recorded Music business. In the U.S., mechanical royalty rates are set every five years pursuant to an administrative process under the U.S. Copyright Act, unless rates are determined through industry negotiations, and performance royalty rates are determined by negotiations with performing rights societies, the largest of which, the American Society of Composers, Authors and Publishers (the “ASCAP”) and Broadcast Music, Inc. (the “BMI”), are subject to a consent decree rate-setting process if negotiations are unsuccessful. In June 2019, the Antitrust Division of the Department of Justice opened a review of its consent decrees with ASCAP and BMI to determine whether the decrees should be maintained in their current form, modified or terminated. Outside the U.S., mechanical and performance royalty rates are typically negotiated on an industry-wide basis. In most territories outside the U.S., mechanical royalties are based on a percentage of wholesale prices for physical product and based on a percentage of consumer prices for digital formats. The mechanical and performance royalty rates set pursuant to such processes may adversely affect us by limiting our ability to increase the profitability of our Music Publishing business. If the mechanical and performance royalty rates are set too high, it may also adversely affect us by limiting our ability to increase the profitability of our Recorded Music business. In addition, the rates that our Recorded Music business receives in the U.S. for webcasting and satellite radio are set every five years by an administrative process under the U.S. Copyright Act unless rates are determined through industry negotiations. It is important as revenues continue to shift from physical to diversified distribution channels that we receive fair value for all the uses of our intellectual property as our business model now depends upon multiple revenue streams from multiple sources. The rates set for our Music Publishing and Recorded Music income sources through collecting societies or legally prescribed rate-setting processes could have a material adverse impact on our business prospects.

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

California Labor Code Section 2855 (“Section 2855”) limits the duration of time any individual can be bound under a contract for “personal services” to a maximum of seven years. In 1987, subsection (b) was added to Section 2855, which provides a limited exception to Section 2855 for recording contracts, creating a damages remedy for record companies. Such legislation could result in certain of our existing contracts with artists being declared unenforceable or may restrict the terms under which we enter into contracts with artists in the future, either of which could adversely affect our results of operations. In March 2021, a California Assembly Member introduced a bill (AB 1385) that seeks to repeal Subsection (b). The bill was withdrawn in April 2021, but a similar bill was reintroduced in February 2022 and was rejected by the California State Senate in June 2022. The repeal of subsection (b) of Section 2855 and/or the passage of legislation similar to Section 2855 by other states could materially adversely affect our business, cash flows, financial condition and results of operations.

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

If streaming adoption or revenues grow less rapidly or level off, our prospects, business, cash flows, financial condition and results of operations may be adversely affected.

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

In addition, the need to establish the corporate infrastructure demanded of a public company may also divert management’s attention from implementing our business strategy, which could prevent us from improving our business, financial condition, cash flows and results of operations. We have made, and will continue to make, changes to our internal control over financial reporting, including information technology controls, and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures that we take may not be sufficient to satisfy our obligations as a public company. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition, cash flows and results of operations. In addition, we cannot predict or estimate the amount of additional costs we may incur to comply with these requirements. We anticipate that these costs will continue to increase our general and administrative expenses.

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

Upon consummation of the Business Combination, we became a public reporting company subject to the rules and regulations established from time to time by the SEC and Nasdaq. These rules and regulations will require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. Beginning with this annual report, we are required to provide a management report on internal control over financial reporting. However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company,” as defined in the JOBS Act.

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

We entered into an amendment to the Senior Credit Facility to, among other things, increase the revolving credit commitment to $450 million, which is scheduled to mature in December 2027.

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

A substantial portion of our revenue comes from the distribution of music, which is potentially subject to unauthorized consumer copying and widespread digital dissemination without an economic return to us, including as a result of “stream-ripping.” In its Engaging with Music 2022 report, the IFPI surveyed 44,000 people to examine the ways in which music consumers aged 16 to 64 engaged with recorded music across 22 countries. Of those surveyed, 30% had used illegal or unlicensed methods to listen to or download music and 17% had used an unlicensed mobile app to illegally download music. Organized industrial piracy may also lead to decreased revenues. The impact of digital piracy on legitimate music revenues and subscriptions is hard to quantify, but we believe that illegal file sharing and other forms of unauthorized activity, including stream manipulation, have a substantial negative impact on music revenues. If we fail to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor (or if judicial decisions are not in our favor), if we are unsuccessful in our efforts to lobby governments to enact and enforce stronger legal penalties for copyright infringement or if we fail to develop effective means of protecting and enforcing our intellectual property

(whether copyrights or other intellectual property rights such as patents, trademarks and trade secrets) or our music entertainment-related products or services, our results of operations, financial position and prospects may suffer.

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

We engage in a wide array of online activities globally and are thus subject to a broad range of related laws and regulations including, for example, those relating to privacy, consumer protection, data retention and data protection, online behavioral advertising, geo-location tracking, text messaging, e-mail advertising, mobile advertising, content regulation, defamation, age verification, the protection of children online, social media and other Internet, mobile and online-related prohibitions and restrictions. The regulatory framework for privacy and data security issues worldwide has become increasingly burdensome and complex, and is likely to continue to be so for the foreseeable future. Practices regarding the collection, use, storage, transmission, security and disclosure of personal information by companies operating over the Internet and mobile platforms are receiving ever-increasing public and governmental scrutiny.

The U.S. government, including Congress, the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for even greater regulation for the collection of information concerning consumer behavior on the Internet and mobile platforms, including regulation aimed at restricting certain targeted advertising practices, the use of location data and disclosures of privacy practices in the online and mobile environments, including with respect to online and mobile applications. State governments are engaged in similar legislative and regulatory activities (including the California Consumer Privacy Act (“CCPA”) effective on January 1, 2020, the California Privacy Rights and Enforcement Act, effective January 1, 2023 (“CPRA”) and other analogous statutes more recently in other states). The effects of CCPA and these other recently adopted laws includes an increased ability of individuals to control the use of their personal data; heightened transparency obligations, increased obligations of companies to maintain the security of data; and increased exposure to fines or damages for companies that do not accord individuals their specified privacy rights, that experience data breaches or that do not maintain cybersecurity at certain levels of quality.

In addition, privacy and data security laws and regulations around the world are being implemented rapidly and evolving. These new and evolving laws (including the European Union General Data Protection Regulation effective on May 25, 2018) have resulted in greater compliance burdens for companies with global operations. Globally, many government and consumer agencies have also called for new regulation and changes in industry practices with respect to information collected from consumers, electronic marketing and the use of third-party cookies, web beacons and similar technology for online behavioral advertising.

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

The U.S. Copyright Act provides authors (or their heirs) a right to terminate U.S. licenses or assignments of rights in their copyrighted works in certain circumstances. This right does not apply to works that are “works made for hire.” Since the enactment of the Sound Recordings Act of 1971, as amended, which first accorded federal copyright protection for sound recordings in the U.S., virtually all of our agreements with recording artists provide that such recording artists render services under a work-made-for-hire relationship. A termination right exists under the U.S. Copyright Act for U.S. rights in musical compositions that are not “works made for hire.” If any of our commercially available sound recordings were determined not to be “works made for hire,” then the recording artists (or their heirs) could have the right to terminate the U.S. federal copyright rights they granted to us, generally during a five-year period starting at the end of 35 years from the date of release of a recording under a post-1977 license or assignment (or, in the case of a pre-1978 grant in a pre-1978 recording, generally during a five-year period starting at the end of 56 years from the date of copyright). A termination of U.S. federal copyright rights could have an adverse effect on our Recorded Music business. From time to time, authors (or their heirs) have the opportunity to terminate our U.S. rights in musical compositions. We believe the effect of any potential terminations is already reflected in the financial results of our business.

Risks Related to Our Common Stock and Warrants

The market price of our Common Stock and Warrants is likely to be highly volatile, and you may lose some or all of your investment.

The market price of our Common Stock and Warrants may be highly volatile and may be subject to wide fluctuations in response to a variety of factors, including the following:

●	our quarterly or annual earnings or those of other companies in our industry compared to market expectations;
●	the size of our public float;
●	our inability to maintain the listing of our Common Stock and Warrants on Nasdaq;
●	coverage by or changes in financial estimates by securities or industry analysts or failure to meet their expectations;
●	changes in accounting standards, policies, guidance, interpretations or principles;
●	changes in senior management or key personnel;
●	changes in applicable laws or regulations;
●	risks relating to the uncertainty of our projected financial information;

●	risks related to the organic and inorganic growth of our business and the timing of expected business milestones; and
●	changes in general market, economic and political conditions in the U.S. and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

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

As of March 31, 2023, our outstanding Warrants included 5,750,000 publicly-traded warrants (the “Public Warrants”), which were issued during ROCC’s initial public offering on December 15, 2020, and 137,500 warrants sold in a private placement to ROCC’s sponsor (the “Private Warrants”). Each whole Warrant entitles the registered holder to purchase one whole share of Common Stock at a price of $11.50 per share. To the extent such Warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants may be exercised could adversely affect the prevailing market price of our Common Stock.

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

The future sales of shares by our stockholders may adversely affect the market price of our Common Stock and Warrants.

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

Even after we no longer qualify as an emerging growth company, we may continue to qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in this Annual Report on Form 10-K and other periodic reports and proxy statements.

We cannot predict if investors will find our Common Stock or Warrants less attractive because we may rely on these exemptions. If some investors find our Common Stock or Warrants less attractive as a result, there may be a less active trading market for our Common Stock and Warrants and their market prices may be more volatile.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.Properties

Our corporate headquarters are located in New York City at 200 Varick Street, Suite 801A, New York, NY where we currently lease approximately 12,000 square feet under a lease agreement that expires August 2033. We also occupy other office space domestically in Nashville, Tennessee and Los Angeles, California and occupy office space internationally in Toronto, London and Abu Dhabi.

Our office space is leased under operating leases. We believe that our facilities are adequate to meet our needs for the immediate future and that suitable additional space will be available to accommodate any expansion of our operations as needed.

Item 3.Legal Proceedings

We are subject to claims and contingencies in the ordinary course of business. We believe that losses resulting from these matters that existed at March 31, 2023, if any, would not have a material adverse effect on our business, cash flows, financial condition and results of operations. Even if any particular litigation or claim is not resolved in a manner that is adverse to our interests, such litigation can have a negative impact on us because of defense and settlement costs, diversion of management resources from our business, and other factors. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.

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

On May 26, 2023, there were 16 registered holders of record of our Common Stock and Warrants. This does not include the number of stockholders who hold our Common Stock and Warrants through banks, brokers, and other financial institutions.

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

Recent Sales of Unregistered Equity Securities

There have been no other unregistered sales of equity securities during the year ended March 31, 2023, which have not been previously disclosed on a Current Report on Form 8-K.

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

Our fiscal year ends on March 31. Unless otherwise noted, all references to Fiscal 2023 represent the fiscal year ended March 31, 2023 and all references to Fiscal 2022 represent the fiscal year ended March 31, 2022.

Business Overview

We are an independent music company operating in music publishing and recorded music. We represent over 150,000 copyrights in our publishing business and over 36,000 master recordings in our recorded music business. Both of our business areas are populated with hit songs dating back to the early 1900s representing an array of artists across genre and geography. Consistent with how we classify and operate our business, our company is organized in two operating and reportable segments: Music Publishing and Recorded Music. A brief description of each segment’s operations is presented below.

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

The operations of our Music Publishing business are conducted principally through RMM, our global music publishing company headquartered in New York City, with operations in multiple countries through various subsidiaries, affiliates and nonaffiliated licensees and sub-publishers. We own or control rights to more than 150,000 musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over many years, our current award-winning active songwriters exceed 100, while the catalog includes over 5,000 clients representing a diverse range of genres, including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative and gospel.

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

Our Current Artist and Catalog recorded music distribution is handled by a network of distribution partners. Chrysalis Records current frontline releases are distributed through Secretly Distribution, with prior frontline releases distributed via PIAS. Chrysalis Records and Tommy Boy catalogues are distributed via our agreements with MERLIN, AMPED, Proper and other partners.

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

Recorded Music revenues are derived from four main sources:

●	Digital––the rightsholder receives revenues with respect to streaming and download services;
●	Physical––the rightsholder receives revenues with respect to sales of physical products such as vinyl, CDs and DVDs;
●	Neighboring Rights–– the rightsholder also receives royalties if sound recordings are performed publicly through broadcast of music on television, radio, and cable, and in public spaces such as shops, workplaces, restaurants, bars and clubs; and

●	Synchronization––the rightsholder receives royalties or fees for the right to use sound recordings in combination with visual images such as in films or television programs, television commercials and video games

The principal costs associated with our Recorded Music business are as follows:

●	Artist Royalties and Other Recorded Costs––the A&R costs associated with (i) paying royalties to recording artists, producers, songwriters, other copyright holders and trade unions, (ii) signing and developing recording artists and (iii) creating master recordings in the studio; and product costs to manufacture, package and distribute products to wholesale and retail distribution outlets; and
●	Administration Expenses––the costs associated with general overhead and other administrative expenses as well as the costs associated with the promotion and marketing of recording artists and music, including costs to produce music videos for promotional purposes and artist tour support.

Business Combination

On July 28, 2021 (the “Closing Date”), we consummated a business combination (the “Business Combination”) between Roth CH Acquisition II Co. (“ROCC”), Roth CH II Merger Sub Corp., a wholly-owned subsidiary of ROCC, and Reservoir Holdings, Inc. (“RHI”). In connection with the consummation of the Business Combination, “Roth CH Acquisition II Co.” was renamed “Reservoir Media, Inc.” Our common stock, $0.0001 par value per share (the “Common Stock”) and warrants are traded on The Nasdaq Stock Market LLC (“NASDAQ”) under the ticker symbols “RSVR” and “RSVRW,” respectively.

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

Factors Affecting Results of Operations and Comparability

Throughout our history, we have constantly acquired new assets and subsidiaries and signed new writers and more recently new recording artists. These investing activities have had the largest impact on our growth over time. We have also invested in our operations to create a platform for the Music Publishing and Recorded Music segments to scale and grow. We did not complete any individually significant acquisition transactions during Fiscal 2023. On June 2, 2021, we acquired, through a membership interest purchase agreement, Tommy Boy Music, LLC (“Tommy Boy”), a 40-year-old record label, which included a diverse catalog of primarily recorded music rights and some music publishing rights.

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

Results of Operations

Income Statement

Our income statement was composed of the following amounts (in thousands):

			Fiscal 2023
	Fiscal	Fiscal	vs. Fiscal 2022
	2023	2022	$ Change	% Change
Revenues	$122,287	$107,840	$14,446	13%
Costs and expenses:
Cost of revenue	47,986	44,186	3,800	9%
Amortization and depreciation	22,075	19,022	3,053	16%
Administration expenses	31,168	25,279	5,889	23%
Total costs and expenses	101,229	88,487	12,742	14%

Operating income	21,058	19,353	1,705	9%

Interest expense	(14,756)	(10,871)	(3,885)	36%
Loss on early extinguishment of debt	(914)	—	(914)	NM
Gain on foreign exchange	269	331	(61)	(19)%
Gain on fair value of swaps	2,765	8,558	(5,793)	(68)%
Other income (expense), net	(17)	11	(28)	NM
Income before income taxes	8,405	17,382	(8,977)	(52)%
Income tax expense	5,625	4,253	1,372	32%
Net income	2,780	13,128	(10,349)	(79)%
Net income attributable to noncontrolling interests	(240)	(52)	(189)	NM
Net income attributable to Reservoir Media, Inc.	$2,539	$13,077	$(10,537)	(81)%

NM - Not meaningful

Revenues

Our revenues were composed of the following amounts (in thousands):

			Fiscal 2023
	Fiscal	Fiscal	vs. Fiscal 2022
	2023	2022	$ Change	% Change
Revenue by Type
Digital	$44,117	$37,419	$6,698	18%
Performance	16,702	15,557	1,145	7%
Synchronization	15,600	13,185	2,415	18%
Mechanical	3,485	3,189	296	9%
Other	3,931	7,721	(3,790)	(49)%
Total Music Publishing	83,834	77,071	6,763	9%

Digital	22,945	18,381	4,563	25%
Physical	6,001	6,366	(364)	(6)%
Neighboring rights	3,098	2,131	968	45%
Synchronization	2,780	2,633	147	6%
Total Recorded Music	34,825	29,511	5,314	18%

Other revenue	3,628	1,259	2,369	188%
Total Revenue	$122,287	$107,840	$14,446	13%

			Fiscal 2023
	Fiscal	Fiscal	vs. Fiscal 2022
	2023	2022	$ Change	% Change
Revenue by Geographical Location
U.S. Music Publishing	$49,930	$39,765	$10,166	26%
U.S. Recorded Music	19,104	16,014	3,089	19%
U.S. Other Revenue	3,628	1,259	2,369	188%
Total U.S.	72,662	57,038	15,624	27%
International Music Publishing	33,903	37,306	(3,402)	(9)%
International Recorded Music	15,721	13,497	2,225	16%
Total International	49,625	50,803	(1,178)	(2)%
Total Revenue	$122,287	$107,840	$14,446	13%

Revenues

Total revenues increased by $14,446 thousand, or 13%, during Fiscal 2023 compared to Fiscal 2022, driven by an 18% increase in Recorded Music revenue, a 9% increase in Music Publishing revenue and a 188% increase in Other revenue related to the Company’s artist management business, reflecting strong touring and merchandise revenue in a post-COVID environment. Music Publishing revenues represented 69% and 71% of total revenues for Fiscal 2023 and Fiscal 2022, respectively. Recorded Music revenues represented 28% and 27% of total revenues for Fiscal 2023 and Fiscal 2022, respectively. Other revenue represented 3% and 1% of total revenues for Fiscal 2023 and Fiscal 2022, respectively. U.S. and international revenues represented 59% and 41%, respectively of total revenues for Fiscal 2023. U.S. and international revenues represented 53% and 47%, respectively of total revenues Fiscal 2022. The shift in mix between Music Publishing and Recorded Music and the shift in geographic mix are both primarily attributable to the Tommy Boy Acquisition. Additionally, the shift in geographic mix is partly the result of an updated estimate of U.S. mechanical royalties related to the recent CRB ruling and an unfavorable impact on Chrysalis revenue from the change in the GBP to U.S. dollar exchange rate.

Total digital revenues increased by $11,262 thousand, or 20%, during Fiscal 2023 compared to Fiscal 2022. Total digital revenues represented 55% and 52% of consolidated revenues for Fiscal 2023 and Fiscal 2022, respectively.

Music Publishing revenues increased by $6,763 thousand, or 9%, during Fiscal 2023 compared to Fiscal 2022. This increase in Music Publishing revenue was mainly driven by acquisitions of catalogs and revenue from the existing catalog, which led to increases in digital revenue, synchronization revenue, mechanical revenue and performance revenue. These increases were partially offset by a decrease in other revenue, reflecting the nonrecurrence of revenues recognized in the prior year from Dubai Expo.

On a geographic basis, U.S. Music Publishing revenues represented 60% of total Music Publishing revenues for Fiscal 2023 compared to 52% for Fiscal 2022. International Music Publishing revenues represented 40% of total Music Publishing revenues for Fiscal 2023 compared to 48% for Fiscal 2022. The shift in geographic mix is primarily the result of an updated estimate of U.S. mechanical royalties related to the recent CRB ruling, as well as an increase in U.S. synchronization revenue.

Recorded Music revenues increased by $5,314 thousand, or 18%, during Fiscal 2023 compared Fiscal 2022. This increase in Recorded Music revenue was driven in part by the acquisition of Tommy Boy in June 2021, which contributed $15,165 to Recorded Music revenue during Fiscal 2023 compared to $10,799 thousand during Fiscal 2022. Digital revenue increased by $4,563 thousand primarily due to the acquisition of Tommy Boy and due to the continued growth at music streaming services. Increases in neighboring rights and synchronization revenue were also primarily due to the acquisition of Tommy Boy. The $364 thousand decrease in physical revenue primarily reflects the more significant release schedule in Fiscal 2022 than Fiscal 2023.

On a geographic basis, U.S. Recorded Music revenues represented 55% of total Recorded Music revenues for Fiscal 2023 compared to 54% for Fiscal 2022. International Recorded Music revenues represented 45% of total Recorded Music revenues for Fiscal 2023 compared to 46% for Fiscal 2022.

Cost of Revenues

Our cost of revenues was composed of the following amounts (in thousands):

			Fiscal 2023
	Fiscal	Fiscal	vs. Fiscal 2022
	2023	2022	$ Change	% Change
Writer royalties and other publishing costs	$38,532	$35,475	$3,057	9%
Artist royalties and other recorded music costs	9,454	8,711	743	9%
Total cost of revenue	$47,986	$44,186	$3,800	9%

Cost of revenues increased by $3,800 thousand, or 9%, during Fiscal 2023 compared Fiscal 2022. Cost of revenues as a percentage of revenues decreased to 39% for Fiscal 2023 compared to 41% for Fiscal 2022, reflecting a small margin increase for Recorded Music, as discussed below, and an increase in Other revenue.

Writer royalties and other publishing costs for the Music Publishing segment increased by $3,057 thousand, or 9%, during Fiscal 2023 compared Fiscal 2022. Writer royalties and other publishing costs as a percentage of Music Publishing revenues were 46% for Fiscal 2023 and Fiscal 2022.

Artist royalties and other recorded music costs for the Recorded Music segment increased by $743 thousand, or 9%, during Fiscal 2023 compared to Fiscal 2022. This increase was due primarily to increased revenue from the acquisition of Tommy Boy. Artist royalties and other recorded music costs as a percentage of Recorded Music revenues decreased to 27% for Fiscal 2023 compared to 30% for Fiscal 2022. The increase in margins was due primarily to a decrease in physical revenue, which carries a higher cost of revenue than other revenue types. Additionally, margins were affected by a change in the general mix of earnings by type and artists with their specific contractual royalty rates being applied to the revenues.

Amortization and Depreciation

Our amortization and depreciation expenses are composed of the following amounts (in thousands):

			Fiscal 2023
	Fiscal	Fiscal	vs. Fiscal 2022
	2023	2022	$ Change	% Change
Music Publishing amortization and depreciation	$16,521	$13,769	$2,752	20%
Recorded Music amortization and depreciation	5,463	5,155	308	6%
Other amortization and depreciation	90	98	(8)	(8)%
Total amortization and depreciation	$22,075	$19,022	$3,053	16%

Amortization and depreciation expense increased by $3,053 thousand, or 16%, during Fiscal 2023 compared to Fiscal 2022, driven by increases in both the Music Publishing and Recorded Music segments. Music Publishing amortization and depreciation expense increased by $2,752 thousand, or 20%, during Fiscal 2023 compared to Fiscal 2022, primarily due to the acquisition of additional music catalogs. Recorded Music amortization and depreciation increased by $308 thousand, or 6%, during Fiscal 2023 compared to Fiscal 2022, primarily due to the acquisition of Tommy Boy.

Administration Expenses

Our administration expenses are composed of the following amounts (in thousands):

			Fiscal 2023
	Fiscal	Fiscal	vs. Fiscal 2022
	2023	2022	$ Change	% Change
Music Publishing administration expenses	$20,088	$17,096	$2,992	18%
Recorded Music administration expenses	8,419	7,259	1,160	16%
Other administration expenses	2,661	924	1,737	188%
Total administration expenses	$31,168	$25,279	$5,889	23%

Total administration expenses increased by $5,889 thousand, or 23%, during Fiscal 2023 compared to Fiscal 2022, reflecting increases in both the Music Publishing and Recorded Music segments, as well as an increase in Other administration expenses. Expressed as a percentage of revenues, administration expenses increased to 25% for Fiscal 2023 from 23% for Fiscal 2022, due to increased administration expenses associated with being a public company for a full year, an increase in share-based compensation expense and increased costs related to establishing a U.S. Recorded Music platform due to the acquisition of Tommy Boy.

Music Publishing administration expenses increased by $2,992 thousand, or 18%, during Fiscal 2023 compared to Fiscal 2022. Expressed as a percentage of revenues, Music Publishing administration expenses increased to 24% for Fiscal 2023 from 22% for Fiscal 2022, driven primarily by increased administration expenses associated with being a public company for a full year and an increase in share-based compensation expense.

Recorded Music administration expenses increased by $1,160 thousand, or 16%, during Fiscal 2023 compared to Fiscal 2022, primarily due to increases at Chrysalis Records and the acquisition of Tommy Boy. Expressed as a percentage of revenue, Recorded Music administration expenses decreased to 24% for Fiscal 2023 from 25% for Fiscal 2022, primarily due to taking advantage of operating leverage on the Recorded Music platform, partially offset by increased administration expenses associated with being a public company for a full year.

Other administration expenses increased by $1,737 thousand, or 188%, during Fiscal 2023 compared to Fiscal 2022, primarily due to selling expenses associated with our artist management business.

Interest Expense

Interest expense increased by $3,885 thousand, or 36% during Fiscal 2023 compared to Fiscal 2022. This increase was driven by increased debt balances due to the use of funds in catalog acquisitions and writer signings and increases in LIBOR/SOFR. In connection with the Second Amendment of the RMM Credit Agreement on December 16, 2022, the indexed interest rate in the RMM Credit Agreement was modified from LIBOR to SOFR effective on the amendment date.

Loss on Early Extinguishment of Debt

In connection with the Second Amendment of the RMM Credit Agreement in December 2022, the Company recorded a loss on early extinguishment of debt of $914 thousand, which reflects the write-off of a portion of unamortized debt issuance costs.

Gain on Foreign Exchange

Gain on foreign exchange was $269 thousand for Fiscal 2023 compared to $331 thousand for Fiscal 2022. This change was due to fluctuations in the two foreign currencies we are directly exposed to, namely British pound sterling and euro.

Gain on Fair Value of Swaps

Gain on fair value of swaps decreased by $5,793 thousand during Fiscal 2023 compared to Fiscal 2022. This change was due to the marking to market of our interest rate swap hedges.

Income Tax Expense

Income tax expense increased to $5,625 thousand during Fiscal 2023 compared to $4,253 thousand during Fiscal 2022. The effective income tax rate during Fiscal 2023 was 66.9% compared to 24.5% during Fiscal 2022. The increase in income tax expense during Fiscal 2023 was driven primarily by incremental tax expense of $3,659 thousand due to the increase in the value of deferred tax liabilities arising from a change in estimate of the applicable tax rate used to measure our international deferred tax liabilities in the United Kingdom, which increased our effective tax rate by 39.0%. The increase in the effective income tax rate also reflects changes in the mix of income from multiple tax jurisdictions.

Net Income

Net income decreased by $10,349 thousand, or 79%, during Fiscal 2023 compared to Fiscal 2022, driven primarily by a $5,793 thousand decrease in gain on fair value of swaps, a $3,885 thousand increase in interest expense, a $1,372 thousand increase in income tax expense and a $914 thousand loss on early extinguishment of debt in Fiscal 2023. These factors were partially offset by a $1,705 thousand increase in operating income.

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

Reconciliation of Operating Income to OIBDA

We use OIBDA as our primary measure of financial performance. The following table reconciles operating income to OIBDA (in thousands):

	Consolidated
			Fiscal 2023
	Fiscal	Fiscal	vs. Fiscal 2022
	2023	2022	$ Change	% Change
Operating income	$21,058	$19,353	$1,705	9%
Amortization and depreciation expenses	22,075	19,022	3,053	16%
OIBDA	$43,133	$38,375	$4,758	12%

OIBDA Margin	35%	36%

	Music Publishing
			Fiscal 2023
	Fiscal	Fiscal	vs. Fiscal 2022
	2023	2022	$ Change	% Change
Operating income	$8,692	$10,731	$(2,039)	(19)%
Amortization and depreciation expenses	16,521	13,769	2,752	20%
OIBDA	$25,213	$24,500	$713	3%

OIBDA Margin	30%	32%

	Recorded Music
			Fiscal 2023
	Fiscal	Fiscal	vs. Fiscal 2022
	2023	2022	$ Change	% Change
Operating income	$11,489	$8,386	$3,103	37%
Amortization and depreciation expenses	5,463	5,155	308	6%
OIBDA	$16,952	$13,541	$3,411	25%

OIBDA Margin	49%	46%

OIBDA

Consolidated OIBDA increased by $4,758 thousand, or 12%, during Fiscal 2023 compared to Fiscal 2022, driven by a 25% increase in Recorded Music OIBDA. Additionally, Other OIBDA related to the Company’s artist management business increased by $632 thousand during Fiscal 2023 compared to Fiscal 2022, driven by strong touring and merchandise revenue. Expressed as a percentage of revenue, OIBDA Margin decreased to 35% for Fiscal 2023 from 36% for Fiscal 2022, primarily because of increased administration expenses associated with being a public company for a full year, an increase in share-based compensation expense and increased costs related to acquisitions, partially offset by revenue growth.

Music Publishing OIBDA increased by $713 thousand, or 3%, during Fiscal 2023 compared to Fiscal 2022. Expressed as a percentage of revenue, Music Publishing OIBDA Margin decreased to 30% in Fiscal 2023 from 32% in Fiscal 2022. The decreases in Music Publishing OIBDA and OIBDA Margin reflect increased administration expenses associated with being a public company for a full year, partially offset by revenue growth.

Recorded Music OIBDA increased by $3,411 thousand, or 25% during Fiscal 2023 compared to Fiscal 2022. Expressed as a percentage of revenue, Recorded Music OIBDA Margin increased to 49% during Fiscal 2023 from 46% in Fiscal 2022. These increases reflect increases at Chrysalis Records and the acquisition of Tommy Boy, improved operating leverage on the Recorded Music platform as a result of growth and a decrease in physical revenue, which carries a higher cost of revenue than other revenue types, partially offset by increased administration expenses associated with being a public company for a full year.

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

			Fiscal 2023
	Fiscal	Fiscal	vs. Fiscal 2022
	2023	2022	$ Change	% Change
Net income	$2,780	$13,128	$(10,348)	(79)%
Income tax expense	5,625	4,253	1,372	32%
Interest expense	14,756	10,871	3,885	36%
Amortization and depreciation	22,075	19,022	3,053	16%
EBITDA	45,236	47,274	(2,038)	(4)%
Loss on early extinguishment of debt(a)	914	—	914	NM
Gain on foreign exchange(b)	(269)	(331)	62	(19)%
Gain on fair value of swaps(c)	(2,765)	(8,558)	5,793	(68)%
Non-cash share-based compensation(d)	3,203	2,891	312	11%
Other income (expense), net	17	(11)	28	NM
Adjusted EBITDA	$46,336	$41,265	$5,071	12%

NM - Not meaningful

(a)Reflects the loss on a portion of unamortized debt issuance costs in connection with the Second Amendment to the RMM Credit Agreement.

(b)Reflects the gain on foreign exchange fluctuations.

(c)Reflects the non-cash gain on the mark-to-market of interest rate swaps.

(d)Reflects non-cash stock-based compensation expense related to the Reservoir Media, Inc. 2021 Omnibus Incentive Plan.

Consolidated Adjusted EBITDA increased by $5,071 thousand, or 12%, during Fiscal 2023 compared to Fiscal 2022, driven primarily by an increase in revenue, partially offset by increases in cost of revenue and administration expenses, including increased administration expenses associated with being a public company for a full year. Adjusted EBITDA Margin was 38% for Fiscal 2023 and Fiscal 2022, which is the net result of improved operating leverage offset by twelve months of public company costs in Fiscal 2023 with only eight months of public company costs in Fiscal 2022.

Liquidity and Capital Resources

Capital Resources

As of March 31, 2023, we had $311,492 thousand of debt (net of $6,337 thousand of deferred financing costs) and $14,902 thousand of cash and equivalents.

We used a portion of the proceeds from the Business Combination and PIPE Investment to repay $80,600 thousand of debt (amounts to related parties) associated with the Tommy Boy acquisition and $55,000 thousand of debt under the Senior Credit Facility.

Cash Flows

The following table summarizes our historical cash flows (in thousands).

	Fiscal	Fiscal
	2023	2022	$ Change
Cash provided by (used in):
Operating activities	$31,204	$12,479	$18,725
Investing activities	$(72,231)	$(196,823)	$124,592
Financing activities	$38,462	$196,534	$(158,072)

Operating Activities

Cash provided by operating activities was $31,204 thousand for Fiscal 2023 compared to $12,479 thousand for Fiscal 2022. The primary driver of the $18,725 thousand increase in cash provided by operating activities during Fiscal 2023 as compared to Fiscal 2022 was a decrease in net cash used for working capital, primarily related to royalty advances (net of recoupments), accounts receivable and the timing of payments of accounts payable and accrued liabilities.

Investing Activities

Cash used in investing activities was $72,231 thousand for Fiscal 2023 compared to $196,823 thousand for Fiscal 2022. The decrease in cash used in investing activities was primarily due to decreased acquisitions of music catalogs compared to Fiscal 2022, which included the acquisition of Tommy Boy on June 2, 2021 for approximately $100 million.

Financing Activities

Cash provided by financing activities was $38,462 thousand for Fiscal 2023 compared to $196,534 thousand for Fiscal 2022. The decrease in cash provided by financing activities in Fiscal 2023 primarily reflects the Business Combination and PIPE Investment that occurred in Fiscal 2022.

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

Existing Debt as of March 31, 2023

As of March 31, 2023, our outstanding debt consisted of $317,828 thousand borrowed under the Senior Credit Facility. As of March 31, 2023, remaining borrowing availability under the Senior Credit Facility was $132,172 thousand.

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

Non-compliance with the fixed charge coverage ratio and consolidated senior debt to library value ratio could result in the lenders, subject to customary cure rights, requiring the immediate payment of all amounts outstanding under the Senior Credit Facility, which could have a material adverse effect on our business, cash flows, financial condition and results of operations. As of March 31, 2023, with a fixed charge coverage ratio of 4.2x and a consolidated senior debt to library value ratio less than 34.2%, we were in compliance with both of the financial covenants under the Senior Credit Facility.

Interest Rate Swaps

At March 31, 2023, RMM had the following interest rate swaps outstanding, under which it pays a fixed rate and receives a floating interest payment from the counterparty based on SOFR with reference to notional amounts adjusted to match the original scheduled principal repayments pursuant to the indenture agreement:

	Notional
	Amount at	Pay Fixed
Effective Date	March 31, 2023	Rate	Maturity
March 10, 2022	$8,250	1.533%	September 2024
March 10, 2022	$87,800	1.422%	September 2024
December 31, 2021	$53,950	0.972%	September 2024

On March 10, 2022, two previous interest rate swaps expired with original notional amounts of $40,228 thousand and $59,325 thousand. Those interest rate swaps were replaced by two new swaps with original notional amounts of $88,090 thousand and $8,875 thousand which add to a third interest rate swap with an original notional amount of $53,030 thousand. All three current interest rate swaps mature on September 30, 2024, and RMM pays fixed rates of 1.533%, 1.422% and 0.972%, respectively, to the counterparty and received a floating interest payment from the counterparty based on SOFR with reference to notional amounts adjusted to match the original scheduled principal repayments pursuant to the indenture agreement.

In April 2023, the Company added an additional interest rate swap in the amount of $100 million. This swap has an effective date of September 30, 2024, which coincides with the expiration of the Company’s existing swaps, and a maturity date of December 16, 2027, which corresponds to the maturity date of the loans advanced under the RMM Credit Agreement. The Company will pay a fixed rate of 2.946% and receive a floating interest from the counterparty based on SOFR with reference to notional amounts adjusted to match the original scheduled principal repayments pursuant to the indenture agreement.

Dividends

Our ability to pay dividends is restricted by covenants in the Senior Credit Facility. We did not pay any dividends to stockholders during Fiscal 2023.

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

Contractual and Other Obligations

Firm Commitments

The following table summarizes Reservoir Media Management’s aggregate contractual obligations as of March 31, 2023, and the estimated timing and effect that such obligations are expected to have on liquidity and cash flow in future periods.

	Less Than			After 5
Firm Commitments and Outstanding Debt	1 Year	2-3 Years	4-5 Years	Years	Total

	(in thousands)
Revolving Credit	$—	$—	$317,828	$—	$317,828
Interest on Revolving Credit(1)	22,248	44,496	38,096	—	104,840
Operating leases	1,212	2,577	1,814	4,842	10,445
Artist, songwriter and co-publisher commitments(2)	2,414	160	—	—	2,574
Asset acquisition and share purchase acquisition commitments(3)	9,883	400	358	—	10,641
Total firm commitments and outstanding debt	$35,757	$47,633	$358,096	$4,842	$446,328

The following is a description of our firmly committed contractual obligations as of March 31, 2023:

(1)	Interest obligations under the Credit Facility are presented in consideration of 5.00% as a substitute for SOFR, plus 2.00%. These obligations have been presented based on the principal amounts due as of March 31, 2023. Amounts do not include any unamortized deferred financing costs.
(2)	The Company routinely enters into long-term commitments with songwriters and recording artists for the future delivery of music. Such commitments generally become due only upon delivery or release and Reservoir’s acceptance of future musical compositions by songwriters and publishers or albums from the artists. Because the timing of payment, and even whether payment occurs, is dependent upon the timing of delivery of albums and musical compositions, the timing and amount of payment of these commitments as presented in the above summary can vary significantly.
(3)	The Company routinely enters into asset acquisition agreements and less often share purchase agreements, which can have deferred minimum funding commitments and other related obligations, which are reflected in the table above.

Critical Accounting Policies

We believe that the following accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. See Note 2 to the Company’s consolidated financial statements for the fiscal years ended March 31, 2023 and 2022, contained in Part II, Item 8 of this Form 10-K for a description of our other significant accounting policies. The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those financial statements and related notes thereto. The future effects of the COVID-19 pandemic on our results of operations, cash flows and financial position are unclear. However, we believe we have used reasonable estimates and assumptions in preparing the consolidated financial statements. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

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

New Accounting Pronouncements

See Note 2, “Significant Accounting Policies” to the accompanying consolidated financial statements for the fiscal years ended March 31, 2023 and 2022, contained in Part II, Item 8 of this Form 10-K.

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Reservoir Media Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Reservoir Media Inc. and subsidiaries (the “Company”) as of March 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended March 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

May 31, 2023

We have served as the Company’s auditor since 2021

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In U.S. dollars, except share data)

	Fiscal Year Ended March 31,
	2023	2022
Revenues	$122,286,530	$107,840,245
Costs and expenses:
Cost of revenue	47,986,130	44,185,837
Amortization and depreciation	22,074,897	19,022,131
Administration expenses	31,167,786	25,279,256
Total costs and expenses	101,228,813	88,487,224

Operating income	21,057,717	19,353,021

Interest expense	(14,756,187)	(10,870,866)
Loss on early extinguishment of debt	(914,040)	—
Gain on foreign exchange	269,151	330,582
Gain on fair value of swaps	2,765,082	8,558,339
Other income (expense), net	(17,194)	10,513
Income before income taxes	8,404,529	17,381,589
Income tax expense	5,624,896	4,253,192
Net income	2,779,633	13,128,397
Net income attributable to noncontrolling interests	(240,432)	(51,770)
Net income attributable to Reservoir Media, Inc.	$2,539,201	$13,076,627

Earnings per common share (Note 15):
Basic	$0.04	$0.23
Diluted	$0.04	$0.22

Weighted average common shares outstanding (Note 15):
Basic	64,339,703	52,611,175
Diluted	64,833,207	58,450,019

See accompanying notes to the consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In U.S. dollars)

	Fiscal Year Ended March 31,
	2023	2022
Net income	$2,779,633	$13,128,397
Other comprehensive loss:
Translation adjustments	(3,657,271)	(3,294,416)
Total comprehensive (loss) income	(877,638)	9,833,981
Comprehensive income attributable to noncontrolling interests	(240,432)	(51,770)
Total comprehensive (loss) income attributable to Reservoir Media, Inc.	$(1,118,070)	$9,782,211

See accompanying notes to the consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In U.S. dollars, except share data)

	March 31,	March 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$14,902,076	$17,814,292
Accounts receivable	31,255,867	25,210,936
Current portion of royalty advances	15,188,656	12,375,420
Inventory and prepaid expenses	5,458,522	4,041,471
Total current assets	66,805,121	59,442,119

Intangible assets, net	617,404,741	571,383,855
Equity method and other investments	2,305,719	3,912,978
Royalty advances, net of current portion	51,737,844	44,637,334
Property, plant and equipment, net	568,339	342,080
Operating lease right of use assets, net	7,356,312	—
Fair value of swap assets	6,756,884	3,991,802
Other assets	1,147,969	559,922
Total assets	$754,082,929	$684,270,090

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$6,680,421	$4,436,943
Royalties payable	33,235,235	21,235,815
Accrued payroll	1,689,310	1,938,281
Deferred revenue	2,151,889	1,103,664
Other current liabilities	10,583,794	12,272,577
Income taxes payable	204,987	77,496
Total current liabilities	54,545,636	41,064,776

Secured line of credit	311,491,581	269,856,169
Deferred income taxes	30,525,523	24,884,170
Operating lease liabilities, net of current portion	7,072,553	—
Other liabilities	785,113	1,012,651
Total liabilities	404,420,406	336,817,766

Contingencies and commitments (Note 18)

Shareholders’ Equity
Preferred stock, $0.0001 par value 75,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2023 and 2022	—	—
Common stock, $0.0001 par value; 750,000,000 shares authorized, 64,441,244 issued and outstanding at March 31, 2023; 64,150,186 issued and outstanding at March 31, 2022	6,444	6,415
Additional paid-in capital	338,460,789	335,372,981
Retained earnings	14,752,720	12,213,519
Accumulated other comprehensive loss	(4,855,329)	(1,198,058)
Total Reservoir Media, Inc. shareholders’ equity	348,364,624	346,394,857
Noncontrolling interest	1,297,899	1,057,467
Total shareholders’ equity	349,662,523	347,452,324
Total liabilities and shareholders’ equity	$754,082,929	$684,270,090

See accompanying notes to the consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In U.S. dollars, except share data)

						Retained	Accumulated
						earnings	other
	Preferred Stock		Common Stock		Additional	(accumulated	comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Shares	Amount	paid-in capital	deficit)	income (loss)	interests	equity
Balance, March 31, 2021	16,175,406	$81,632,500	28,539,299	$2,854	$110,496,300	$(863,108)	$2,096,358	$1,005,697	$194,370,601
RHI Preferred Stock Conversion	(16,175,406)	(81,632,500)	16,175,406	1,618	81,630,882	—	—	—	—
Business Combination and PIPE Investment, net of transaction costs	—	—	19,354,548	1,935	141,144,876	—	—	—	141,146,811
Share-based compensation	—	—	—	—	2,100,931	—	—	—	2,100,931
Issuance of common shares	—	—	80,933	8	(8)	—	—	—	—
Net income	—	—	—	—	—	13,076,627	—	51,770	13,128,397
Other comprehensive loss	—	—	—	—	—	—	(3,294,416)	—	(3,294,416)
Balance, March 31, 2022	—	$—	64,150,186	$6,415	$335,372,981	$12,213,519	$(1,198,058)	$1,057,467	$347,452,324
Share-based compensation	—	—	—	—	2,103,715	—	—	—	2,103,715
Stock option exercises	—	—	56,466	6	288,545	—	—	—	288,551
Vesting of restricted stock units, net of shares withheld for employee taxes	—	—	234,592	23	(475,880)	—	—	—	(475,857)
Reclassification of liability-classified awards to equity-classified awards	—	—	—	—	1,171,428	—	—	—	1,171,428
Net income	—	—	—	—	—	2,539,201	—	240,432	2,779,633
Other comprehensive loss	—	—	—	—	—	—	(3,657,271)	—	(3,657,271)
Balance, March 31, 2023	—	$—	64,441,244	$6,444	$338,460,789	$14,752,720	$(4,855,329)	$1,297,899	$349,662,523

See accompanying notes to the consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

	Fiscal Year Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$2,779,633	$13,128,397
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	21,894,754	18,839,671
Depreciation of property, plant and equipment	180,143	182,460
Share-based compensation	3,202,642	2,890,931
Non-cash interest charges	2,071,932	1,646,900
Loss on early extinguishment of debt	914,040	—
Gain on fair value of swaps	(2,765,082)	(8,558,339)
Share of earnings of equity affiliates, net of tax	(34,131)	(10,155)
Dividend from equity affiliates	62,306	27,811
Deferred income taxes	5,250,590	4,044,661
Changes in operating assets and liabilities:
Accounts receivable	(6,044,931)	(9,397,552)
Inventory and prepaid expenses	(1,417,051)	(2,635,092)
Royalty advances	(9,913,746)	(15,430,674)
Other assets and liabilities	(369,722)	152,571
Accounts payable and accrued liabilities	15,264,856	8,046,652
Income taxes payable	127,491	(449,676)
Net cash provided by operating activities	31,203,724	12,478,566

Cash flows from investing activities:
Purchases of music catalogs	(71,824,744)	(194,155,476)
Investment in equity method and other investments	—	(2,464,486)
Purchase of property, plant and equipment	(406,402)	(202,774)
Net cash used for investing activities	(72,231,146)	(196,822,736)

Cash flows from financing activities:
Proceeds from Business Combination and PIPE Investment, net of issuance costs	—	141,146,811
Proceeds from secured line of credit	42,182,694	133,554,867
Repayments of secured line of credit	—	(55,000,000)
Repayments of secured loans	—	(18,500,000)
Proceeds from stock option exercises	288,551	—
Taxes paid related to net share settlement of restricted stock units	(475,880)	—
Deferred financing costs paid	(3,533,254)	(4,377,473)
Repayments of related party loans	—	(81,203,792)
Draws on related party loans	—	80,913,620
Net cash provided by financing activities	38,462,111	196,534,033

Foreign exchange impact on cash	(346,905)	(3,585,491)

(Decrease) increase in cash and cash equivalents	(2,912,216)	8,604,372
Cash and cash equivalents beginning of period	17,814,292	9,209,920
Cash and cash equivalents end of period	$14,902,076	$17,814,292

See accompanying notes to the consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

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

The Company’s activities are organized into two operating segments: Music Publishing and Recorded Music. Operations of the Music Publishing segment involve the acquisition of interests in music catalogs from which royalties are earned as well as signing songwriters to exclusive agreements which give the Company an interest in the future delivery of songs. The publishing catalog includes ownership or control rights to more than 150,000 musical compositions that span across historic pieces, motion picture scores and current award-winning hits. Operations of the Recorded Music segment involve the acquisition of sound recording catalogs as well as the discovery and development of recording artists and the marketing, distribution, sale and licensing of the music catalog. The Recorded Music operations are primarily conducted through the Chrysalis Records platform and Tommy Boy Music, LLC (“Tommy Boy”), acquired in June 2021, and include the ownership of over 36,000 sound recordings. See Note 5, “Acquisitions” for additional information with respect to the Tommy Boy acquisition.

COVID-19 Pandemic

In March 2020, the World Health Organization characterized the coronavirus (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. Government-imposed restrictions and general behavioral changes in response to the pandemic adversely affected the Company’s results of operations during the fiscal years ended March 31, 2023 and 2022. This included performance revenue generated from retail, restaurants, bars, gyms and live shows, synchronization revenue, and the release schedule of physical product. Even as government restrictions are lifted and consumer behavior starts to return to pre-pandemic norms, it is unclear for how long and to what extent the Company’s operations will continue to be affected.

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

March 31, 2023 and 2022

(In U.S. dollars)

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

As of March 31, 2023 and 2022, the Company was not involved with any entities identified as variable interest entities.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

(In U.S. dollars)

Accounts Receivable

Credit is extended to customers based upon an evaluation of the customer’s financial condition. The time between the Company’s issuance of an invoice and payment due date is not significant. Customer payments that are not collected in advance of the transfer of promised services or goods are generally due 30-60 days from the invoice date. Customer payments related to synchronization licenses often take longer to collect, but that does not typically impact the ultimate collectability. The Company monitors customer credit risk related to accounts receivable and, when deemed necessary, maintains a provision for estimated uncollectible accounts, which is estimated based on historical experience, aging trends and in certain cases, management judgments about specific customers. Based on this analysis, the Company did not record a provision for estimated uncollectible accounts as of March 31, 2023 or March 31, 2022.

Concentrations of Credit Risk

Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed upon contractual payment obligations. Three customers accounted for approximately 43% of total accounts receivable as of March 31, 2023 and two customers accounted for approximately 37% of total accounts receivable as of March 31, 2022. No other single customer accounted for more than 10% of accounts receivable in either period.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

(In U.S. dollars)

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

Goodwill

The Company had $402,067 of goodwill as of March 31, 2023 and 2022, which is classified with “Other assets” in the Company’s consolidated balance sheets. All of the goodwill arose in connection with an acquisition accounted for as a business combination and has been assigned to a reporting unit within the Music Publishing segment. There were no impairments, disposals or other acquisitions of goodwill in the fiscal years ended March 31, 2023 and 2022.

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

The Company performed its annual impairment testing of goodwill as of January 1, 2023 and no impairment was required. The Company’s impairment testing consisted of a qualitative assessment. Changes in market conditions, laws and regulations, and key assumptions could negatively impact the results of future impairment testing and could result in the recognition of an impairment charge.

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

Deferred Finance Costs

Deferred finance costs are amortized on an effective interest basis over the term of the related obligation. Deferred finance charges are netted against the loans. See Note 8, “Secured Line of Credit” for additional information with respect to the Company’s financing arrangements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

(In U.S. dollars)

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

(In U.S. dollars)

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

Employee Benefit Plans

The Company has a 401(k) retirement savings plan open to U.S. based employees who have completed three months of eligible service. The Company contributes $0.60 for every $1.00 of employee contributions up to a maximum of 6% of the employee’s salary based upon each individual participant’s election. Expenses totaled $188,727 and $143,937 for employer contributions to the 401(k) retirement savings plan in the fiscal years ended March 31, 2023 and 2022, respectively.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

(In U.S. dollars)

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

(In U.S. dollars)

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

Recent Accounting Pronouncements

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-03, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-03”), which replaces the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses. Subsequent to ASU 2016-03, the FASB has issued several related ASUs amending the original ASU 2016-03. The updates are intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. For public entities, ASU 2016-03 was effective for annual reporting periods beginning after December 15, 2019, including interim periods within that annual reporting period. For the Company, ASU 2016-03 is effective beginning April 1, 2023, including interim periods within that fiscal year, with early adoption permitted for annual periods beginning after December 15, 2018. The Company does not expect the adoption of ASU 2016-03 will have a material effect on the Company’s consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

(In U.S. dollars)

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

(In U.S. dollars)

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

NOTE 4. REVENUE RECOGNITION

For the Company’s operating segments, Music Publishing and Recorded Music, the Company accounts for a contract when it has legally enforceable rights and obligations and collectability of consideration is probable. The Company identifies the performance obligations and determines the transaction price associated with the contract. Revenue is recognized when, or as, control of the promised services or goods is transferred to the Company’s customers, and in an amount that reflects the consideration the Company is contractually due in exchange for those services or goods. Certain of the Company’s arrangements include licenses of intellectual property with consideration in the form of sales- and usage-based royalties. Royalty revenue is recognized when the subsequent sale or usage occurs using the best estimates available of the amounts that will be received by the Company. The Company recognized revenue of $3,478,970 and $1,210,132 from performance obligations satisfied in previous periods for the fiscal years ended March 31, 2023 and 2022, respectively. The increase in revenue recognized from performance obligations satisfied in previous periods is impacted by an updated estimate of Music Publishing royalties based on the Company’s current estimate of effects arising from the July 2022 ruling by the U.S. Copyright Royalty Board (the “CRB”) to affirm increases to the statutory royalty rate structure for mechanical royalties in the U.S. for the period 2018 to 2022. For much of the period between 2018 and 2022, most digital service providers have accounted and submitted payment to the Company using the applicable 2017 rate while the remand process took place.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

(In U.S. dollars)

Disaggregation of Revenue

The Company’s revenue consisted of the following categories during the fiscal years ended March 31, 2023 and 2022:

	Fiscal Year Ended March 31,
	2023	2022
Revenue by Type
Digital	$44,117,066	$37,418,935
Performance	16,701,595	15,556,648
Synchronization	15,599,641	13,185,079
Mechanical	3,484,771	3,189,026
Other	3,930,875	7,720,948
Total Music Publishing	83,833,948	77,070,636

Digital	22,944,894	18,381,439
Physical	6,001,262	6,365,613
Neighboring rights	3,098,342	2,130,624
Synchronization	2,780,475	2,633,306
Total Recorded Music	34,824,973	29,510,982

Other revenue	3,627,609	1,258,627
Total revenue	$122,286,530	$107,840,245

	Fiscal Year Ended March 31,
	2023	2022
Revenue by Geographical Location
United States Music Publishing	$49,930,481	$39,764,683
United States Recorded Music	19,103,665	16,014,204
United States other revenue	3,627,609	1,258,627
Total United States	72,661,755	57,037,514
International Music Publishing	33,903,467	37,305,953
International Recorded Music	15,721,308	13,496,778
Total International	49,624,775	50,802,731
Total revenue	$122,286,530	$107,840,245

Only the United States represented 10% or more of the Company’s total revenues in the fiscal years ended March 31, 2023 and 2022.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

(In U.S. dollars)

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

(In U.S. dollars)

Deferred Revenue

The following table reflects the change in deferred revenue during the fiscal years ended March 31, 2023 and 2022:

	Fiscal Year Ended March 31,
	2023	2022
Balance at beginning of period	$1,103,664	$1,337,987
Cash received during period	6,188,993	5,029,810
Revenue recognized during period	(5,140,768)	(5,264,133)
Balance at end of period	$2,151,889	$1,103,664

NOTE 5. ACQUISITIONS

In the ordinary course of business, the Company regularly acquires publishing and recorded music catalogs, which are typically accounted for as asset acquisitions. During the fiscal years ended March 31, 2023 and 2022, the Company completed such acquisitions totaling $71,501,353 and $202,067,308, respectively, inclusive of deferred acquisition payments. The Company did not complete any individually significant acquisition transactions during the fiscal years ended March 31, 2023. On June 2, 2021, the Company acquired U.S. based record label and music publishing company Tommy Boy for approximately $100 million. Two members of the Company’s board of directors (the “Board”) were also members of Tommy Boy’s board of managers and had an equity interest in both companies. The acquisition of Tommy Boy was accounted for as an asset acquisition as a result of the significant concentration of the fair value of gross assets acquired in a recorded music catalog intangible asset (weighted average useful life of 30 years).

NOTE 6. INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following as of March 31, 2023 and 2022:

	2023	2022
Intangible assets subject to amortization:
Publishing and recorded music catalogs	$721,904,892	$654,284,671
Artist management contracts	893,283	947,723
Gross intangible assets	722,798,175	655,232,394
Accumulated amortization	(105,393,434)	(83,848,539)
Intangible assets, net	$617,404,741	$571,383,855

Straight-line amortization expense totaled $21,894,754 and $18,839,671 in the fiscal years ended March 31, 2023 and 2022, respectively. The expected amortization expense of intangible assets for each of the five succeeding fiscal years and thereafter is as follows:

Fiscal year ending March 31:
2024	$22,677,443
2025	22,677,443
2026	22,677,443
2027	22,677,443
2028	22,677,443
Thereafter	503,995,558
Total	$617,382,773

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

(In U.S. dollars)

NOTE 7. ROYALTY ADVANCES

The Company made royalty advances totaling $22,883,884 and $27,952,527 during the fiscal years ended March 31, 2023 and 2022, respectively, recoupable from the writer’s or artist’s share of future royalties otherwise payable, in varying amounts. Advances expected to be recouped within the next twelve months are classified as current assets, with the remainder classified as noncurrent assets. The following table reflects the change in royalty advances during the fiscal years ended March 31, 2023 and 2022:

	2023	2022
Balance at beginning of period	$57,012,754	$41,582,080
Additions	22,883,884	27,952,527
Recoupments	(12,970,138)	(12,521,853)
Balance at end of period	$66,926,500	$57,012,754

NOTE 8. SECURED LINE OF CREDIT

Long-term debt consists of the following as of March 31, 2023 and 2022:

	2023	2022
Secured line of credit	$317,828,409	$275,645,715
Debt issuance costs, net	(6,336,828)	(5,789,546)
	$311,491,581	$269,856,169

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

On December 16, 2022, RMM entered into an amendment (the “Second Amendment”) to the RMM Credit Agreement. The Second Amendment amended the RMM Credit Agreement to (i) increase RMM’s senior secured revolving credit facility from $350,000,000 to $450,000,000, (ii) increase the incremental borrowing available under the facility’s accordion feature (discussed below) from $50,000,000 to $150,000,000, (iii) extend the maturity date of the loans advanced under the RMM Credit Agreement from October 16, 2024 to December 16, 2027, (iv) modify the interest rate to be equal to either the sum of a base rate plus a margin of 1.00% or the sum of a SOFR rate plus a margin of 2.00%, in each case subject to a 0.25% increase based on a consolidated net senior debt to library value ratio, (v) remove the existing total leverage ratio financial covenant of no greater than 7.50:1.00 (net of up to $20,000,000 of certain cash balances) as of the end of each fiscal quarter, (vi) reduce the minimum required fixed charge coverage ratio financial covenant to 1.10:1.00 and (vii) modify the consolidated senior debt to library value ratio financial covenant to 0.450, subject to certain adjustments. In connection with the Second Amendment, RMM recorded a loss on early extinguishment of debt of approximately $914,000 that reflects the write-off of a portion of unamortized previous debt issuance costs and capitalized approximately $3,500,000 in new debt issuance costs.

RMM is required to pay an unused fee in respect of unused commitments under the Senior Credit Facility, if any, at a rate of 0.25% per annum. Substantially all tangible and intangible assets of the Company, RHI, RMM and the other subsidiary guarantors are pledged as collateral to secure the obligations of RMM under the RMM Credit Agreement.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

(In U.S. dollars)

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

The Senior Credit Facility also includes an “accordion feature” that permits RMM to seek additional commitments in an amount not to exceed $150,000,000 that would increase the Senior Credit Facility. As of March 31, 2023, the Senior Credit Facility had a borrowing capacity of $450,000,000, with remaining borrowing availability of $132,171,591.

Interest Rate Swaps

At March 31, 2023, RMM had interest rate swaps outstanding, under which it pays a fixed rate and receives a floating interest payment from the counterparty, which was originally based on LIBOR. In January 2023, RMM modified these outstanding interest rate swaps to replace the floating rate interest payments received from the counterparty based on LIBOR to floating rate interest payments received from the counterparty based on SOFR, with corresponding adjustments to the fixed rates paid by RMM. The change in the reference rate in these interest rate swaps from LIBOR to SOFR did not have a material impact on the Company’s consolidated financial statements. At March 31, 2023, RMM had the following interest rate swaps outstanding with reference to notional amounts adjusted to match the original scheduled principal repayments pursuant to the indenture agreement:

	Notional Amount at	Pay Fixed
Effective Date	March 31, 2023	Rate	Maturity
March 10, 2022	$8,250,000	1.533%	September 2024
March 10, 2022	$87,800,237	1.422%	September 2024
December 31, 2021	$53,949,763	0.972%	September 2024

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

In April 2023, the Company added an additional interest rate swap in the amount of $100,000,000. This swap has an effective date of September 30, 2024, which coincides with the expiration of the Company’s existing swaps, and a maturity date of December 16, 2027, which corresponds to the maturity date of the loans advanced under the RMM Credit Agreement. The Company will pay a fixed rate of 2.946% and receive a floating interest from the counterparty based on SOFR with reference to notional amounts adjusted to match the original scheduled principal repayments pursuant to the indenture agreement.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

(In U.S. dollars)

NOTE 9. OTHER LIABILITIES

The Company’s other current liabilities consist primarily of obligations related to certain asset purchases and acquisitions that are due within the next twelve months, which totaled $9,883,039 and $12,272,577 as of March 31, 2023 and March 31, 2022, respectively.

As of March 31, 2023, the Company’s other non-current liabilities, which consist primarily of obligations related to certain asset purchases and acquisitions that are due more than a year in the future, are as follows:

Fiscal year ending March 31:
2025	$212,524
2026	212,524
2027	202,087
2028	157,978
2029 and later	—
Total	$785,113

NOTE 10. INCOME TAXES

The following table presents domestic and foreign income before income taxes for the fiscal years ended March 31:

	2023	2022
Domestic	$9,120,407	$18,369,088
Foreign	(715,878)	(987,499)
Income before income taxes	$8,404,529	$17,381,589

The provision for income taxes consists of the following for the fiscal years ended March 31:

	2023	2022
Current income taxes:
U.S. federal	$—	$—
State and local	9,942	6,860
Foreign	364,364	201,671
Total current	374,306	208,531
Deferred income taxes:
U.S. federal	2,342,977	3,950,871
State and local	78,178	509,130
Foreign	2,829,435	(415,340)
Total deferred	5,250,590	4,044,661
Income tax expense	$5,624,896	$4,253,192

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

(In U.S. dollars)

A reconciliation of the statutory tax rate to the effective rate is as follows for the fiscal years ended March 31:

	2023	2022
Federal income tax statutory rate	21.0%	21.0%
State and local income taxes, net of federal income tax benefit	2.5%	2.3%
Foreign subsidiary earnings	3.5%	0.8%
Impact of change in statutory rates on deferred tax balances	39.0%	0.0%
Return to provision adjustments	(1.0)%	(1.4)%
Executive compensation	2.0%	1.8%
Other, net	(0.1)%	0.0%
Effective income tax rate	66.9%	24.5%

During 2022, the Company changed its estimate of the applicable tax rate used to measure its international deferred tax liabilities in the United Kingdom resulting in a significant increase in its effective tax rate for the fiscal year ended March 31, 2023. The increase of the estimate of the applicable future tax rate from 19% to 25% used to measure the international deferred tax liabilities in the United Kingdom resulted in incremental tax expense of $3,558,874 during the fiscal year ended March 31, 2023 due to the increase in the value of deferred tax liabilities.

The Company’s effective tax rate also may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These same and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.

Significant components of the Company’s deferred income tax liability as of March 31, 2023 and 2022 are as follows:

	2023	2022
Deferred tax assets:
Net operating loss carryforward	$1,594,302	$1,964,261
Interest expense carryforward	2,587,058	—
Lease liability	1,757,512	—
Compensation	387,001	187,541
Charitable contributions	—	13,249
Unrealized foreign exchange losses	148,397	61,044
Legal fees	—	24,873
Total deferred tax assets	6,474,270	2,250,968
Deferred tax liabilities:
Fixed assets and leasehold improvements	(93,673)	(63,871)
Intangible assets	(33,689,442)	(26,156,253)
Lease right of use	(1,663,528)	—
Fair value of swaps	(1,553,150)	(915,014)
Total deferred tax liabilities	(36,999,793)	(27,135,138)
Net deferred tax liabilities	$(30,525,523)	$(24,884,170)

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

(In U.S. dollars)

As of March 31, 2023, the Company has income tax Net operating loss carry forwards of $53,348,105 related to the U.S. operations. The Company has recorded a deferred tax asset of $1,594,302 reflecting the benefit of $53,348,105 in loss carry forwards. Such net operating loss carry forwards will expire as follows:

Federal	$4,794,376	No expiration date
New York	47,781,238	2035 - 2042
California	567,525	2040 - 2042
Tennessee	204,966	2035 - 2037

Tax Uncertainties

As of March 31, 2023, the Company has not recorded any unrecognized tax benefits.

Tax Audits

The Company and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. The Company is subject to examination by federal, state and local, and foreign tax authorities. RMM’s Federal income tax returns for the years 2020 through 2022 are subject to examination by the Internal Revenue Service, and RMM’s state tax returns are subject to examination by the respective tax authorities for the years 2019 through 2022. Non-U.S. tax returns are subject to examination by the respective tax authorities for the years 2019 through 2022. The Company regularly assesses the likelihood of additional assessments by each jurisdiction and have established tax reserves that the Company believes are adequate in relation to the potential for additional assessments. Examination outcomes and the timing of examination settlements are subject to uncertainty. Although the results of such examinations may have an impact on the Company’s unrecognized tax benefits, the Company does not anticipate that such impact will be material to its consolidated financial position or results of operations. The Company does not expect to settle any material tax audits in the next twelve months.

NOTE 11. SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid and income taxes paid for the fiscal years ended March 31, 2023 and 2022 were comprised of the following:

	2023	2022
Interest paid	$12,624,536	$9,223,410
Income taxes paid	$315,617	$693,170

Non-cash investing and financing activities for the fiscal years ended March 31, 2023 and 2022 were comprised of the following:

	2023	2022
Acquired intangible assets included in other liabilities	$9,396,725	$5,463,665
Reclassification of liability-classified awards to equity-classified awards	$1,171,428	$—
Conversion of RHI Preferred Stock to Common Stock	$—	$81,632,500

NOTE 12. AMOUNTS DUE TO RELATED PARTIES

The Company has various shared services agreements with a shareholder and other affiliated entities under the control of its shareholder. These agreements cover services such as IT support, a sublease of office space, and re-billed services of staff who perform services across multiple entities. Amounts due to (from) this shareholder and other affiliated entities totaled $(22,500) as of March 31, 2023 and $0 as of March 31. 2022.

The acquisition of Tommy Boy was financed using cash on hand and borrowings from related parties (the “Tommy Boy Related Party Notes”). The Tommy Boy Related Party Notes bore interest of 4.66% per year and were payable upon the earlier of the

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

(In U.S. dollars)

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

As of March 31, 2023 and 2022, the Company had no shares of RHI Preferred Stock outstanding.

Warrants

As of March 31, 2023, the Company’s outstanding warrants included 5,750,000 publicly-traded warrants (the “Public Warrants”), which were issued during ROCC’s initial public offering on December 15, 2020, and 137,500 warrants sold in a private placement to ROCC’s sponsor (the “Private Warrants” and together with the Public Warrants, the “Warrants”), which were assumed by the Company in connection with the Business Combination and exchanged into warrants for shares of Common Stock. Each whole Warrant entitles the registered holder to purchase one whole share of Common Stock at a price of $11.50 per share, provided that the Company has an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a registered holder may exercise its Warrants only for a whole number of shares of Common Stock. The Warrants will expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

(In U.S. dollars)

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

Beginning on April 1, 2022 and ending on March 31, 2031, the aggregate number of shares of Common Stock that may be issued under the 2021 Incentive Plan will automatically increase by the lesser of (a) 3% of the total number of shares of Common Stock issued and outstanding on the last day of the preceding fiscal year on a fully diluted basis and assuming that all shares available for issuance under the 2021 Incentive Plan are issued and outstanding, or (b) such number of Shares determined by the Board. As of the effective date of the 2021 Incentive Plan, no further stock awards have been or will be granted under the Previous RHI 2019 Incentive Plan, and the Previous RHI 2019 Incentive Plan is no longer in effect. As of March 31, 2023, 9,138,567 shares of Common Stock were available for the Company to grant under the 2021 Incentive Plan.

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

Share-based compensation expense totaled $3,202,642 ($2,468,522, net of taxes) and $2,890,931($2,228,263, net of taxes) during the fiscal years ended March 31, 2023 and 2022, respectively. Share-based compensation expense is classified as “Administration expenses” in the accompanying consolidated statements of income.

During the fiscal year ended March 31, 2023, the Company granted restricted stock units (“RSUs”) to satisfy previous obligations to issue a variable number of equity awards based on a fixed monetary amount. Prior to the issuance of these RSUs, the Company classified these awards as liabilities. Upon issuance of the RSU’s the awards became equity-classified as they no longer met the criteria to be liability-classified and a liability of $1,171,428 was reclassified from accounts payable and accrued liabilities to additional paid-in capital.

Restricted Stock Units

During the fiscal year ended March 31, 2023 and 2022, the Company granted restricted stock units (“RSU’s”) to certain employees and executive officers under the 2021 Incentive Plan. RSUs are not entitled to dividends or dividend equivalents and are not considered to be participating securities. During the fiscal year ended March 31, 2023, 399,978 of these RSUs vested, with the remainder scheduled to vest over the following 2.7 years.The Company records share-based compensation expense for RSUs based on their grant date fair value.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

(In U.S. dollars)

The following is a summary of RSU activity for the fiscal year ended March 31, 2023:

		Weighted
	Total	Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding as of April 1, 2022	166,112	$8.97
Granted	587,680	$6.35
Vested and settled	(284,656)	$7.73
Forfeited	—	$—
Outstanding as of March 31, 2023	469,137	$6.44

Outstanding RSUs as of April 1, 2022, and RSUs vested and settled during the fiscal year ended March 31, 2023 include 102,541 RSUs with a fair value of $1,007,978 that vested on March 31, 2022 and converted to common shares in April 2022. Outstanding RSUs as of March 31, 2023, include 217,864 RSUs with a fair value of $1,420,470 that vested on March 31, 2023 and converted to common shares in April 2023.

The total fair value, determined as of the date of vesting, of RSUs vested and converted to common shares of the Company during the fiscal year ended March 31, 2023 was $2,245,881.

Stock Options

All stock options outstanding as of March 31, 2023 were granted under the Previous RHI 2019 Inventive Plan. As discussed in Note 3, “Business Combination and PIPE Investment,” each option to acquire a share of RHI Common Stock issued under the Previous RHI 2019 Incentive Plan that was outstanding immediately prior to the consummation of the Business Combination became fully vested in accordance with the original terms of the awards. Each fully vested option was then converted into an option to purchase shares of Common Stock, with the number of shares of Common Stock subject to the options and exercise price adjusted commensurately with the Exchange Ratio.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

(In U.S. dollars)

●	expected dividend yield of 0%, which reflects the Company’s lack of history or expectation of declaring dividends on its common stock.

The following table is a summary of stock option activity under the Plan for the fiscal year ended March 31, 2023:

				Weighted
				Average
		Weighted		Remaining
	Total	Average	Aggregate	Contractual
	Number of	Exercise	Intrinsic	Term
	Options	Price	Value	(Years)
Outstanding as of April 1, 2022	1,494,848	$5.11	—	—
Granted	—	—	—	—
Exercised	(56,466)	$5.11	—	—
Forfeited	—	$—	—	—
Outstanding as of March 31, 2023	1,438,382	$5.11	$2,028,119	6.1
Exercisable as of March 31, 2023	1,438,382	$5.11	$2,028,119	6.1
Vested or expected to vest as of March 31, 2023	1,438,382	$5.11	$2,028,119	6.1

NOTE 15. EARNINGS PER SHARE

The following table summarizes the basic and diluted earnings per common share calculation for the fiscal years ended March 31, 2023 and 2022:

	2023	2022
Basic earnings per common share
Net income attributable to Reservoir Media, Inc.	$2,539,201	$13,076,627
Less: income allocated to participating securities	—	(1,182,247)
Net income attributable to common shareholders	$2,539,201	$11,894,380
Weighted average common shares outstanding - basic	64,339,703	52,611,175
Earnings per common share - basic	$0.04	$0.23

Diluted earnings per common share
Net income attributable to common shareholders	$2,539,201	$11,894,380
Add: income allocated to participating securities	—	1,182,247
Net income attributable to Reservoir Media, Inc.	$2,539,201	$13,076,627
Weighted average common shares outstanding - basic	64,339,703	52,611,175
Weighted average effect of potentially dilutive securities:
Assumed conversion of RHI Preferred Stock	—	5,229,309
Effect of dilutive stock options and RSUs	493,504	609,535
Weighted average common shares outstanding - diluted	64,833,207	58,450,019
Earnings per common share - diluted	$0.04	$0.22

Prior to the RHI Preferred Stock Conversion in connection with the Business Combination, shares of the RHI Preferred Stock were considered participating securities.

Because of their anti-dilutive effect, 5,914,526 shares of Common Stock equivalents comprised of 27,026 RSUs and 5,887,500 warrants have been excluded from the diluted earnings per share calculation for the fiscal year ended March 31, 2023. Because of their anti-dilutive effect, 5,887,500 shares of Common Stock equivalents comprised of warrants have been excluded from the diluted earnings per share calculation for the fiscal year ended March 31, 2022.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

(In U.S. dollars)

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

The Company is exposed to market risk from changes in interest rates on its secured line of credit. As described in Note 8, “Secured Line of Credit,” the Company entered into interest rate swap agreements to partially reduce its exposure to fluctuations in interest rates on its Credit Facilities.

The fair value of the outstanding interest rate swaps was a $6,756,884 asset as of March 31, 2023 and a $3,991,802 asset as of March 31, 2022. Fair value is determined using Level 2 inputs, which are based on quoted prices and market observable data of similar instruments. The change in the unrealized fair value of the swaps during the fiscal year ended March 31, 2023 of $2,765,082 was recorded as a gain on changes in fair value of derivative instruments. The change in the unrealized fair value of the swaps during the fiscal year ended March 31, 2022 of $8,558,339 was recorded as a gain on changes in fair value of derivative instruments.

(c)	Foreign Exchange Risk

The Company is exposed to foreign exchange risk in fluctuations of currency rates on its revenue from royalties, writers’ fees and its subsidiaries’ operations.

(d)	Financial Instruments

Financial instruments not described elsewhere include cash, accounts receivable, accounts payable, accrued liabilities and borrowing under its line of credit. The carrying values of these instruments as of March 31, 2023 and 2022 do not differ materially from their respective fair values due to the immediate or short-term duration of these items or their bearing market-related rates of interest.

NOTE 17. LEASES

The Company leases its business premises under operating leases which have expiration dates between 2024 – 2033. Many of the Company’s leases provide for future rent escalations and renewal options. Most of the Company’s leases also obligate the Company to pay, as lessee, variable lease cost related to an allocation of maintenance, insurance and property taxes.

The Company defines lease term as the noncancellable term of the lease plus any renewals covered by renewal options that are reasonably certain of exercise based on the Company’s assessment of relevant economic factors. The noncancellable term of the lease commences on the date the lessor makes the underlying property in the lease available to the Company, irrespective of when lease payments begin under the contract.

The Company recognizes a right-of-use (“ROU”) asset and lease liability at lease commencement, which are measured by discounting lease payments using the Company’s incremental borrowing rate as the discount rate. The Company determines the incremental borrowing rate applicable to each lease by reference to its outstanding secured borrowings and implied spreads over the risk-free discount rates that correspond to the term of each lease. Subsequent amortization of the ROU asset and accretion of the lease liability for an operating lease is recognized as a single lease cost, on a straight-line basis, over the lease term. Reductions of the ROU

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

(In U.S. dollars)

asset and the change in the lease liability are included in changes in Other long-term assets and liabilities in the Consolidated Statement of Cash Flows.

The Company reassesses lease classification and remeasures ROU assets and lease liabilities when a lease is modified and that modification is not accounted for as a separate contract or upon certain other events that require reassessment. Maintenance and property tax expenses are accounted for on an accrual basis as variable lease cost.

The following is a summary of lease cost for the fiscal year ended March 31, 2023:

Operating lease cost	$1,247,074
Variable lease cost	42,176
Total lease cost	$1,289,250

Rent expense totaled $1,075,723 during the fiscal year ended March 31, 2022.

The following is a summary of supplemental cash flow information related to leases for the fiscal year ended March 31, 2023:

Cash paid for amounts included in the measurement of operating lease liabilities	$818,828
Right-of-use assets received in exchange for operating lease obligations	$6,084,281

Supplemental balance sheet information related to leases is as follows:

	Classification	March 31, 2023

Operating lease right-of-use assets	Operating lease right of use assets, net	$7,356,312

Current portion of operating lease liabilities	Other current liabilities	$700,755
Noncurrent portion of operating lease liabilities	Operating lease liabilities, net of current portion	$7,072,553

The weighted average remaining lease term for the Company’s operating leases as of March 31, 2023 was 8.7 years. The weighted average discount rate for the Company’s operating leases as of March 31, 2023 was 6.0%.

Maturities of the Company’s operating lease liabilities as of March 31, 2023 were as follows for the fiscal years ending March 31:

Fiscal year ended March 31:
2024	$1,212,481
2025	1,323,949
2026	1,253,519
2027	1,003,473
2028	810,187
Thereafter	4,842,293
Total lease payments	10,445,902
Less: imputed interest	(2,672,594)
Present value of operating lease payments	7,773,308
Less: current portion of operating lease liabilities	(700,755)
Operating lease liabilities, net of current portion	$7,072,553

As of March 31, 2023, there have been no leases entered into that have not yet commenced.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

(In U.S. dollars)

NOTE 18. CONTINGENCIES AND COMMITMENTS

(a)	Royalty Advances

The Company has committed to make payments for additional Royalty advances totaling $2,413,542 through March 2024, and a further $160,000 through March 2025, subject to certain conditions. These Royalty advances are to be used to fund future music compositions and sound recordings and will be recorded as royalty advances when paid.

(b)	Deferred Acquisition costs

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

(c)	Litigation

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

NOTE 19. SEGMENT REPORTING

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

(In U.S. dollars)

The following tables present total revenue and reconciliation of OIBDA to operating income by segment for the fiscal years ended March 31, 2023 and 2022:

	Fiscal Year Ended March 31, 2023
	Music	Recorded
	Publishing	Music	Other	Consolidated
Total revenue	$83,833,948	$34,824,973	$3,627,609	$122,286,530

Reconciliation of OIBDA to operating income:
Operating income	8,692,387	11,488,846	876,484	21,057,717
Amortization and depreciation	16,521,149	5,463,282	90,466	22,074,897
OIBDA	$25,213,536	$16,952,128	$966,950	$43,132,614

	Fiscal Year Ended March 31, 2022
	Music	Recorded
	Publishing	Music	Other	Consolidated
Total revenue	$77,070,636	$29,510,982	$1,258,627	$107,840,245
Reconciliation of OIBDA to operating income:
Operating income	10,730,584	8,386,143	236,294	19,353,021
Amortization and depreciation	13,769,188	5,154,612	98,331	19,022,131
OIBDA	$24,499,772	$13,540,755	$334,625	$38,375,152

The Company’s CODM manages assets on a consolidated basis. Accordingly, segment assets are not reported to the Company’s CODM, used to allocate resources or assess performance of the segments, and therefore, total segment assets have not been disclosed.

Total long-lived assets by country are as follows as of March 31, 2023 and 2022:

	2023	2022
United States	$352,433	$247,653
United Kingdom	215,906	94,427

During the fiscal years ended March 31, 2023 and 2022, a single external customer accounted for 10% and 11%, respectively, of total revenues, and is included in both the Music Publishing and Recorded Music segments. No other customer accounted for more than 10% of revenue.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. In making this evaluation, management considered the material weakness in our internal controls over financial reporting described below. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, the period covered in this report, our disclosure controls and procedures were not effective.

Notwithstanding the assessment that our disclosure controls and procedures are not effective and that material weaknesses existed as of March 31, 2023, we believe that we have performed sufficient supplementary procedures to ensure that the consolidated financial statements contained in this filing fairly present our financial position, results of operations and cash flows for the reporting periods covered herein in all material respects.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act). Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2023. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of March 31, 2023, our internal control over financial reporting was not effective due to the material weaknesses described below.

Under the rules and regulations of the SEC, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We previously disclosed in our Annual Report on Form 10-K for the period ended March 31, 2022 as well as in our Quarterly Reports on Form 10-Q for each interim period in fiscal 2023, a material weakness in our internal control over financial reporting relating to (i) an ineffective control environment due to improper segregation of duties and a lack of qualified personnel to address certain complex accounting transactions, and (ii) an ineffective risk assessment process resulting in improper design of control activities to address certain risks of material misstatement. As described below, we have made progress in addressing these weaknesses during the current fiscal year. However, we have not yet fully remediated the material weaknesses as of March 31, 2023.

Remediation Efforts and Status of Material Weakness

During fiscal 2023, we continued to take steps to remediate the material weaknesses described above by retaining additional qualified accounting personnel, and further evolving our accounting processes. Specifically, since the material weakness related to the lack of qualified personnel was identified, we retained third party experts on complex technical accounting issues and taxes, as well as hiring additional accounting personnel with the requisite experience to improve the process around financial reporting. We have also improved certain accounting processes and re-designed risk assessment and control activities to support our remediation of the other material weaknesses noted above. During fiscal 2023 we started to assess whether these improved control activities have been designed effectively, but that evaluation is ongoing.

We plan on continuing to improve our processes and control activities in support of our remediation activities. In future periods, we will ensure that the improved processes & controls have been designed & implemented effectively, and we will also evaluate the operational effectiveness of the new and redesigned controls.

We will not be able to fully remediate these material weaknesses until the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. Our management will continue to monitor the effectiveness of our remediation plans in future periods and will make the changes we determine to be appropriate.

Changes in Internal Control over Financial Reporting

Other than the specific remediation activities noted above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive Proxy Statement pertaining to our 2023 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2023 fiscal year, and is herein incorporated by reference.

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

Item 11.Executive Compensation

The information required by this item will be included in our definitive Proxy Statement pertaining to our 2023 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2023 fiscal year, and is herein incorporated by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our definitive Proxy Statement pertaining to our 2023 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2023 fiscal year, and is herein incorporated by reference.

Item 13.Certain Relationships and Related Transactions, Director Independence

The information required by this item will be included in our definitive Proxy Statement pertaining to our 2023 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2023 fiscal year, and is herein incorporated by reference.

Item 14.Principal Accounting Fees and Services

The information required by this item will be included in our definitive Proxy Statement pertaining to our 2023 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2023 fiscal year, and is herein incorporated by reference.

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

2.1

Agreement and Plan of Merger, dated as of April 14, 2021, by and among Roth CH Acquisition II Co., Roth CH II Merger Sub Corp. and Reservoir Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Reservoir Media, Inc.’s Current Report on Form 8 K filed with the SEC on July 28, 2021).

3.1

Second Amended and Restated Certificate of Incorporation of Reservoir Media, Inc. (incorporated by reference to Exhibit 3.1 to Reservoir Media, Inc.’s Current Report on Form 8 K filed with the SEC on July 28, 2021).

3.2	Amended and Restated Bylaws of Reservoir Media, Inc. (incorporated by reference to Exhibit 3.2 to Reservoir Media, Inc.’s Current Report on Form 8 K filed with the SEC on July 28, 2021).

4.1

Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Amendment No. 1 to Roth CH Acquisition II Co.’s Registration Statement on Form S 1 filed with the SEC on December 7, 2020).

4.2

Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Amendment No. 1 to Roth CH Acquisition II Co.’s Registration Statement on Form S 1 filed with the SEC on December 7, 2020).

4.3

Warrant Agreement, dated as of December 10, 2020, by and between Continental Stock Transfer & Trust Company and Roth CH Acquisition II Co. (incorporated by reference to Exhibit 4.1 to Roth CH Acquisition II Co.’s Current Report on Form 8 K filed with the SEC on December 16, 2020).

4.4

Stockholders Agreement, dated as of April 14, 2021, by and among Roth CH Acquisition II Co., Reservoir Holdings, Inc. and CHLM Sponsor 1 LLC (incorporated by reference to Exhibit 10.5 to Roth CH Acquisition II Co.’s Current Report on Form 8 K filed with the SEC on April 15, 2021).

4.5	Description of Securities (incorporated by reference to Exhibit 4.6 to Reservoir Media Inc’s Annual Report on Form 10-K filed with the SEC on June 21, 2022).

10.1

Amended and Restated Registration Rights Agreement, dated as of April 14, 2021, by and among Roth CH Acquisition II Co., Roth CH Acquisition II Co.’s executive officers, directors and securityholders and Reservoir Holdings, Inc.’s securityholders (incorporated by reference to Exhibit 10.6 to Roth CH Acquisition II Co.’s Current Report on Form 8 K filed with the SEC on April 15, 2021).

10.2

Form of Registration Rights Agreement, dated as of April 14, 2021, entered into by Roth CH Acquisition II Co. in connection with the PIPE Investment (incorporated by reference to Exhibit 10.4 to Roth CH Acquisition II Co.’s Current Report on Form 8 K filed with the SEC on April 15, 2021).

Exhibit Number	Exhibit Description

10.3†

Fourth Amended and Restated Credit Agreement, dated as of July 28, 2021, by and among Reservoir Media Management, Inc., Reservoir Media, Inc., the lenders party thereto from time to time and Truist Bank, as administrative agent (incorporated by reference to Exhibit 10.6 to Reservoir Media, Inc.’s Current Report on Form 8 K filed with the SEC on July 28, 2021).

10.4†

First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of December 7, 2021, by and among Reservoir Media Management, Inc., Reservoir Media, Inc., the other loan parties party thereto from time to time, the lenders party thereto from time to time and Truist Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to Reservoir Media, Inc.’s Current Report on Form 8 K filed with the SEC on December 7, 2021).

10.5

Second Amendment to the Fourth Amended and Restated Credit Agreement, dated as of December 16, 2022, by and among Reservoir Media Management, Inc., Reservoir Media, Inc., the other loan parties party thereto from time to time, the lenders party thereto from time to time and Truist Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to Reservoir Media, Inc.’s Current Report on Form 8-K filed with the SEC on December 20, 2022).

10.6+	Reservoir Media, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Reservoir Media, Inc.’s Registration Statement on Form S 8 filed with the SEC on October 14, 2021).

10.7+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to Reservoir Media, Inc.’s Annual Report on Form 10-K filed with the SEC on June 21, 2022).

10.8+

Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Reservoir Media, Inc.’s Registration Statement on Form S 8 filed with the SEC on October 14, 2021).

10.9+	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to Reservoir Media, Inc.’s Registration Statement on Form S 8 filed with the SEC on October 14, 2021).

10.10+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to Reservoir Media, Inc.’s Registration Statement on Form S 8 filed with the SEC on October 14, 2021).

10.11+	Form of Stock Award Agreement (incorporated by reference to Exhibit 10.5 to Reservoir Media, Inc.’s Registration Statement on Form S 8 filed with the SEC on October 14, 2021).

10.12+

Letter of Employment, dated April 1, 2021, by and between Reservoir Media Management, Inc. and Golnar Khosrowshahi (incorporated by reference to Exhibit 10.13 to Roth CH Acquisition II Co.’s Registration Statement on Form S 1 filed with the SEC on July 1, 2021).

10.13+

Amended and Restated Letter of Employment, dated April 1, 2021, by and between Reservoir Media Management, Inc. and Rell Lafargue (incorporated by reference to Exhibit 10.14 to Roth CH Acquisition II Co.’s Registration Statement on Form S 1 filed with the SEC on July 1, 2021).

10.14+

Amended and Restated Letter of Employment, dated May 26, 2022, by and between Reservoir Media Management, Inc. and Jim Heindlmeyer (incorporated by reference to Exhibit 10.16 to Reservoir Media Inc’s Annual Report on Form 10-K filed with the SEC on June 21, 2022).

21.1**	Subsidiaries of Reservoir Media, Inc.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
*	Filed herewith.
**	Furnished herewith.
†	Portions of this exhibit have been omitted pursuant to Item 601(a)(v) of Regulation S-K.
+	Indicates a management contract or compensatory plan or agreement.

Item 16.Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   May 31, 2023

RESERVOIR MEDIA, INC.

By:	/s/ Golnar Khosrowshahi
Name: Golnar Khosrowshahi
Title: Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Golnar Khosrowshahi	Chief Executive Officer and Director	May 31, 2023
Golnar Khosrowshahi	(Principal Executive Officer)

/s/ Jim Heindlmeyer	Chief Financial Officer	May 31, 2023
Jim Heindlmeyer	(Principal Financial and Accounting Officer)

/s/ Rell Lafargue	President, Chief Operating Officer and Director	May 31, 2023
Rell Lafargue

/s/ Stephen M. Cook	Director	May 31, 2023
Stephen M. Cook

/s/ Helima Croft	Director	May 31, 2023
Helima Croft

/s/ Ezra S. Field	Chair of the Board of Directors	May 31, 2023
Ezra S. Field

/s/ Neil de Gelder	Director	May 31, 2023
Neil de Gelder

/s/ Jennifer G. Koss	Director	May 31, 2023
Jennifer G. Koss

/s/ Adam Rothstein	Director	May 31, 2023
Adam Rothstein

/s/ Ryan P. Taylor Ryan P. Taylor	Director	May 31, 2023