Form 10-Q
period 2023-06-30
Reservoir Media, Inc.
filed 2023-08-02
CIK 1824403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 27, 2023, there were 64,705,443 shares of Common Stock of Reservoir Media, Inc. issued and outstanding.

RESERVOIR MEDIA, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In U.S. dollars, except share data)

(Unaudited)

	Three Months Ended June 30,
	2023	2022

Revenues	$31,836,586	$24,278,770
Costs and expenses:
Cost of revenue	13,471,597	9,975,131
Amortization and depreciation	6,055,568	5,361,503
Administration expenses	9,164,500	7,621,610
Total costs and expenses	28,691,665	22,958,244

Operating income	3,144,921	1,320,526

Interest expense	(4,733,533)	(2,976,060)
(Loss) gain on foreign exchange	(29,936)	107,343
Gain on fair value of swaps	1,845,387	1,570,337
Other income (expense), net	62	13
Income before income taxes	226,901	22,159
Income tax expense	62,348	5,338
Net income	164,553	16,821
Net loss attributable to noncontrolling interests	112,780	59,218
Net income attributable to Reservoir Media, Inc.	$277,333	$76,039

Earnings per common share (Note 13):
Basic	$—	$—
Diluted	$—	$—

Weighted average common shares outstanding (Note 13):
Basic	64,572,432	64,223,531
Diluted	64,998,544	64,781,739

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In U.S. dollars)

(Unaudited)

	Three Months Ended June 30,
	2023	2022

Net income	$164,553	$16,821
Other comprehensive income (loss):
Translation adjustments	1,139,476	(5,011,563)
Total comprehensive income (loss)	1,304,029	(4,994,742)
Comprehensive loss attributable to noncontrolling interests	112,780	59,218
Total comprehensive income (loss) attributable to Reservoir Media, Inc.	$1,416,809	$(4,935,524)

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars, except share data)

(Unaudited)

	June 30,	March 31,
	2023	2023
Assets
Current assets
Cash and cash equivalents	$12,250,096	$14,902,076
Accounts receivable	32,015,316	31,255,867
Current portion of royalty advances	11,898,176	15,188,656
Inventory and prepaid expenses	5,088,681	5,458,522
Total current assets	61,252,269	66,805,121

Intangible assets, net	628,198,922	617,404,741
Equity method and other investments	2,344,598	2,305,719
Royalty advances, net of current portion	57,988,584	51,737,844
Property, plant and equipment, net	601,943	568,339
Operating lease right of use assets, net	7,130,076	7,356,312
Fair value of swap assets	8,602,271	6,756,884
Other assets	1,139,842	1,147,969
Total assets	$767,258,505	$754,082,929

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$4,883,591	$6,680,421
Royalties payable	33,225,715	33,235,235
Accrued payroll	389,159	1,689,310
Deferred revenue	1,455,929	2,151,889
Other current liabilities	11,371,295	10,583,794
Income taxes payable	214,741	204,987
Total current liabilities	51,540,430	54,545,636

Secured line of credit	325,808,798	311,491,581
Deferred income taxes	30,713,296	30,525,523
Operating lease liabilities, net of current portion	6,845,787	7,072,553
Other liabilities	694,828	785,113
Total liabilities	415,603,139	404,420,406

Contingencies and commitments (Note 15)

Shareholders’ Equity
Preferred stock, $0.0001 par value 75,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2023 and March 31, 2023	—	—
Common stock, $0.0001 par value; 750,000,000 shares authorized, 64,648,977 shares issued and outstanding at June 30, 2023; 64,441,244 shares issued and outstanding at March 31, 2023	6,465	6,444
Additional paid-in capital	339,149,582	338,460,789
Retained earnings	15,030,053	14,752,720
Accumulated other comprehensive loss	(3,715,853)	(4,855,329)
Total Reservoir Media, Inc. shareholders’ equity	350,470,247	348,364,624
Noncontrolling interest	1,185,119	1,297,899
Total shareholders’ equity	351,655,366	349,662,523
Total liabilities and shareholders’ equity	$767,258,505	$754,082,929

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In U.S. dollars, except share data)

(Unaudited)

	For the Three Months Ended June 30, 2023
	Common Stock				Accumulated
			Additional		other
			paid-in	Retained	comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	capital	earnings	loss	interests	equity
Balance, March 31, 2023	64,441,244	$6,444	$338,460,789	$14,752,720	$(4,855,329)	$1,297,899	$349,662,523
Share-based compensation	—	—	713,802	—	—	—	713,802
Vesting of restricted stock units, net of shares withheld for employee taxes	207,733	21	(689,176)	—	—	—	(689,155)
Reclassification of liability-classified awards to equity-classified awards	—	—	664,167	—	—	—	664,167
Net income (loss)	—	—	—	277,333	—	(112,780)	164,553
Other comprehensive income	—	—	—	—	1,139,476	—	1,139,476
Balance, June 30, 2023	64,648,977	$6,465	$339,149,582	$15,030,053	$(3,715,853)	$1,185,119	$351,655,366

	For the Three Months Ended June 30, 2022
	Common Stock				Accumulated
			Additional		other
			paid-in	Retained	comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	capital	earnings	loss	interests	equity
Balance, March 31, 2022	64,150,186	$6,415	$335,372,981	$12,213,519	$(1,198,058)	$1,057,467	$347,452,324
Share-based compensation	—	—	359,461	—	—	—	359,461
Vesting of restricted stock units, net of shares withheld for employee taxes	140,138	14	(475,872)	—	—	—	(475,858)
Reclassification of liability-classified awards to equity-classified awards	—	—	961,429	—	—	—	961,429
Net income (loss)	—	—	—	76,039	—	(59,218)	16,821
Other comprehensive loss	—	—	—	—	(5,011,563)	—	(5,011,563)
Balance, June 30, 2022	64,290,324	$6,429	$336,217,999	$12,289,558	$(6,209,621)	$998,249	$343,302,614

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

(Unaudited)

	Three Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$164,553	$16,821
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of intangible assets	5,997,512	5,315,265
Depreciation of property, plant and equipment	58,056	46,238
Share-based compensation	914,426	765,503
Non-cash interest charges	334,121	578,955
Gain on fair value of swaps	(1,845,387)	(1,570,337)
Share of earnings of equity affiliates, net of tax	—	(25,721)
Dividend from equity affiliates	—	6,168
Changes in operating assets and liabilities:
Accounts receivable	(759,449)	(393,285)
Inventory and prepaid expenses	369,841	(491,640)
Royalty advances	(2,960,260)	(6,919,485)
Other assets and liabilities	188,150	96,506
Accounts payable and accrued expenses	(3,332,654)	4,339,141
Income taxes payable	9,754	38,828
Net cash (used in) provided by operating activities	(861,337)	1,802,957

Cash flows from investing activities:
Purchases of music catalogs	(15,134,924)	(12,708,782)
Purchase of property, plant and equipment	(91,660)	(63,791)
Net cash used for investing activities	(15,226,584)	(12,772,573)

Cash flows from financing activities:
Proceeds from secured line of credit	14,000,000	7,000,000
Taxes paid related to net share settlement of restricted stock units	(689,155)	(475,858)
Deferred financing costs paid	(16,904)	(6,975)
Net cash provided by financing activities	13,293,941	6,517,167

Foreign exchange impact on cash	142,000	(791,696)

Decrease in cash and cash equivalents	(2,651,980)	(5,244,145)
Cash and cash equivalents beginning of period	14,902,076	17,814,292
Cash and cash equivalents end of period	$12,250,096	$12,570,147

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

Reservoir Media, Inc. (formerly known as Roth CH Acquisition II Co. (“ROCC”)), a Delaware corporation (the “Company”), is an independent music company based in New York City, New York and with offices in Los Angeles, Nashville, Toronto, London and Abu Dhabi.

Following a business combination between ROCC and Reservoir Holdings, Inc., a Delaware corporation (“RHI”), on July 28, 2021 (the “Business Combination”), the Company’s legal name became “Reservoir Media, Inc.”  The common stock, $0.0001 par value per share, of the Company (the “Common Stock”) and warrants are traded on The Nasdaq Stock Market LLC (“NASDAQ”) under the ticker symbols “RSVR” and “RSVRW,” respectively.

The Company’s activities are organized into two operating segments: Music Publishing and Recorded Music. Operations of the Music Publishing segment involve the acquisition of interests in music catalogs from which royalties are earned as well as signing songwriters to exclusive agreements which give the Company an interest in the future delivery of songs. The publishing catalog includes ownership or control rights to more than 150,000 musical compositions that span across historic pieces, motion picture scores and current award-winning hits. Operations of the Recorded Music segment involve the acquisition of sound recording catalogs as well as the discovery and development of recording artists and the marketing, distribution, sale and licensing of the music catalog. The Recorded Music operations are primarily conducted through the Chrysalis Records platform and Tommy Boy Music and include the ownership of over 36,000 sound recordings.

NOTE 2. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiaries and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. All intercompany transactions and balances have been eliminated in these condensed consolidated financial statements. Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s audited financial statements as of and for the fiscal years ended March 31, 2023 and 2022.

The condensed consolidated balance sheet of the Company as of March 31, 2023, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by US GAAP on an annual reporting basis.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for the three months ended June 30, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending March 31, 2024 or any other period.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Recently Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which replaces the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses. Subsequent to ASU 2016-13, the FASB has issued several related ASUs amending the original ASU 2016-13. The updates are intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. For the Company, ASU 2016-13 was effective beginning April 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company’s condensed consolidated financial statements.

NOTE 4. REVENUE RECOGNITION

For the Company’s operating segments, Music Publishing and Recorded Music, the Company accounts for a contract when it has legally enforceable rights and obligations and collectability of consideration is probable. The Company identifies the performance obligations and determines the transaction price associated with the contract. Revenue is recognized when, or as, control of the promised services or goods is transferred to the Company’s customers, and in an amount that reflects the consideration the Company is contractually due in exchange for those services or goods. Certain of the Company’s arrangements include licenses of intellectual property with consideration in the form of sales- and usage-based royalties. Royalty revenue is recognized when the subsequent sale or usage occurs using the best estimates available of the amounts that will be received by the Company. The Company recognized revenue of $1,295,141 and $1,038,536 from performance obligations satisfied in previous periods for the three months ended June 30, 2023 and 2022, respectively.

Disaggregation of Revenue

The Company’s revenue consisted of the following categories during the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022
Revenue by Type
Digital	$11,900,517	$8,463,870
Performance	4,514,904	3,536,424
Synchronization	3,032,699	3,299,346
Mechanical	559,647	514,468
Other	783,548	632,599
Total Music Publishing	20,791,315	16,446,707

Digital	5,622,649	4,563,542
Physical	3,574,551	1,297,178
Neighboring rights	859,147	685,349
Synchronization	328,290	1,024,642
Total Recorded Music	10,384,637	7,570,711

Other revenue	660,634	261,352
Total revenue	$31,836,586	$24,278,770

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

	Three Months Ended June 30,
	2023	2022
Revenue by Geographical Location
United States Music Publishing	$13,000,994	$9,843,294
United States Recorded Music	5,524,763	3,802,836
United States other revenue	660,634	261,352
Total United States	19,186,391	13,907,482
International Music Publishing	7,790,321	6,603,413
International Recorded Music	4,859,874	3,767,875
Total International	12,650,195	10,371,288
Total revenue	$31,836,586	$24,278,770

Only the United States represented 10% or more of the Company’s total revenues in the three months ended June 30, 2023 and 2022.

Deferred Revenue

The following table reflects the change in deferred revenue during the three months ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Balance at beginning of period	$2,151,889	$1,103,664
Cash received during period	493,290	156,140
Revenue recognized during period	(1,189,250)	(534,366)
Balance at end of period	$1,455,929	$725,438

NOTE 5. ACQUISITIONS

In the ordinary course of business, the Company regularly acquires publishing and recorded music catalogs, which are typically accounted for as asset acquisitions. During the three months ended June 30, 2023 and 2022, the Company completed such acquisitions totaling $15,623,951 and $3,391,376, respectively, inclusive of deferred acquisition payments, none of which were individually significant.

NOTE 6. INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following as of June 30, 2023 and March 31, 2023:

	June 30, 2023	March 31, 2023
Intangible assets subject to amortization:
Publishing and recorded music catalogs	$738,885,127	$721,904,892
Artist management contracts	912,517	893,283
Gross intangible assets	739,797,644	722,798,175
Accumulated amortization	(111,598,722)	(105,393,434)
Intangible assets, net	$628,198,922	$617,404,741

Straight-line amortization expense totaled $5,997,512 and $5,315,265 in the three months ended June 30, 2023 and 2022, respectively.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

NOTE 7. ROYALTY ADVANCES

The Company made royalty advances totaling $6,199,316 and $10,227,209 during the three months ended June 30, 2023 and 2022, respectively, recoupable from the writer’s or artist’s share of future royalties otherwise payable, in varying amounts. Advances expected to be recouped within the next twelve months are classified as current assets, with the remainder classified as noncurrent assets.

	June 30, 2023	June 30, 2022
Balance at beginning of period	$66,926,500	$57,012,754
Additions	6,199,316	10,227,209
Recoupments	(3,239,056)	(3,307,724)
Balance at end of period	$69,886,760	$63,932,239

NOTE 8. SECURED LINE OF CREDIT

Long-term debt consists of the following:

	June 30, 2023	March 31, 2023
Secured line of credit	$331,828,410	$317,828,409
Debt issuance costs, net	(6,019,612)	(6,336,828)
	$325,808,798	$311,491,581

Credit Facilities

On December 16, 2022, Reservoir Media Management, Inc. (“RMM”), a subsidiary of RHI, entered into an amendment (the “Second Amendment”) to the credit agreement (the “RMM Credit Agreement”) governing RMM’s secured revolving credit facility (the “Senior Credit Facility”). The Second Amendment amended the RMM Credit Agreement to (i) increase RMM's senior secured revolving credit facility from $350,000,000 to $450,000,000, (ii) increase the incremental borrowing available under the facility's accordion feature (discussed below) from $50,000,000 to $150,000,000, (iii) extend the maturity date of the loans advanced under the RMM Credit Agreement from October 16, 2024 to December 16, 2027, (iv) modify the interest rate to be equal to either the sum of a base rate plus a margin of 1.00% or the sum of a SOFR rate plus a margin of 2.00%, in each case subject to a 0.25% increase based on a consolidated net senior debt to library value ratio, (v) remove the existing total leverage ratio financial covenant of no greater than 7.50:1.00 (net of up to $20,000,000 of certain cash balances) as of the end of each fiscal quarter, (vi) reduce the minimum required fixed charge coverage ratio financial covenant to 1.10:1.00 and (vii) modify the consolidated senior debt to library value ratio financial covenant to 0.450, subject to certain adjustments. In connection with the Second Amendment, RMM recorded a loss on early extinguishment of debt of approximately $914,000 that reflects the write-off of a portion of unamortized previous debt issuance costs and capitalized approximately $3,500,000 in new debt issuance costs.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

The Senior Credit Facility also includes an “accordion feature” that permits RMM to seek additional commitments in an amount not to exceed $150,000,000. As of June 30, 2023, the Senior Credit Facility had a borrowing capacity of $450,000,000, with remaining borrowing availability of $118,171,590.

Interest Rate Swaps

At June 30, 2023, RMM had the following interest rate swaps outstanding, under which it pays a fixed rate and receives a floating interest payment from the counterparty based on SOFR with reference to notional amounts adjusted to match the original scheduled principal repayments pursuant to the indenture agreement:

	Notional
	Amount at	Pay Fixed
Effective Date	June 30, 2023	Rate	Maturity
March 10, 2022	$8,125,000	1.533%	September 2024
March 10, 2022	$87,740,512	1.422%	September 2024
December 31, 2021	$54,134,488	0.972%	September 2024
September 30, 2024	$100,000,000	2.946%	December 2027

NOTE 9. INCOME TAXES

Income tax expense for the three months ended June 30, 2023 and 2022 was $62,348 (27.5% effective tax rate) and $5,338 (24.1% effective tax rate), respectively. The effective tax rates during these periods reflect the amount and mix of income from multiple tax jurisdictions.

NOTE 10. SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid and income taxes paid for the three months ended June 30, 2023 and 2022 were comprised of the following:

	2023	2022
Interest paid	$4,333,987	$2,397,105
Income taxes paid	$58,157	$10,000

Non-cash investing and financing activities for the three months ended June 30, 2023 and 2022 were comprised of the following:

	2023	2022
Acquired intangible assets included in other liabilities	$1,355,000	$315,455
Reclassification of liability-classified awards to equity-classified awards	$664,167	$961,429

NOTE 11. WARRANTS

As of June 30, 2023, the Company’s outstanding warrants included 5,750,000 publicly-traded warrants (the “Public Warrants”), which were issued during ROCC’s initial public offering on December 15, 2020, and 137,500 warrants sold in a private placement to ROCC’s sponsor (the “Private Warrants” and together with the Public Warrants, the “Warrants”), which were assumed by the Company in connection with the Business Combination and exchanged into warrants for shares of Common Stock. Each whole Warrant entitles the registered holder to purchase one whole share of Common Stock at a price of $11.50 per share, provided that the Company has an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

The Warrants will expire on July 28, 2026, which is five years after the completion of the Business Combination, or earlier upon redemption or liquidation. The Company may redeem the outstanding Public Warrants in whole, but not in part, at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of Common Stock equals or exceeds $18.00 per share for any 20-trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the registered holders.

NOTE 12. SHARE-BASED COMPENSATION

Share-based compensation expense totaled $914,426 ($704,234, net of taxes) and $765,503 ($590,032, net of taxes) during the three months ended June 30, 2023 and 2022, respectively. Share-based compensation expense is classified as “Administration expenses” in the accompanying condensed consolidated statements of income.

During the three months ended June 30, 2023 and 2022, the Company granted restricted stock units (“RSUs”) to satisfy previous obligations to issue a variable number of equity awards based on a fixed monetary amount. Prior to the issuance of these RSUs, the Company classified these awards as liabilities. Upon issuance of the RSU’s the awards became equity-classified as they no longer met the criteria to be liability-classified and as a result liabilities of $664,167 and $961,429 were reclassified from accounts payable and accrued liabilities to additional paid-in capital during the three months ended June 30, 2023 and 2022, respectively.

NOTE 13. EARNINGS PER SHARE

The following table summarizes the basic and diluted earnings per common share calculation for the three months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30,
	2023	2022

Basic earnings per common share
Net income attributable to Reservoir Media, Inc.	$277,333	$76,039
Weighted average common shares outstanding - basic	64,572,432	64,223,531
Earnings per common share - basic	$—	$—

Diluted earnings per common share
Net income attributable to Reservoir Media, Inc.	$277,333	$76,039
Weighted average common shares outstanding - basic	64,572,432	64,223,531
Weighted average effect of potentially dilutive securities:
Effect of dilutive stock options and RSUs	426,112	558,208
Weighted average common shares outstanding - diluted	64,998,544	64,781,739
Earnings per common share - diluted	$—	$—

Because of their anti-dilutive effect, 5,953,199 shares of Common Stock equivalents comprised of 65,699 RSUs and 5,887,500 warrants have been excluded from the diluted earnings per share calculation for the three months ended June 30, 2023. Because of their anti-dilutive effect, 5,887,500 shares of Common Stock equivalents comprised of warrants have been excluded from the diluted earnings per share calculation for the three months ended June 30, 2022.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

NOTE 14. FINANCIAL INSTRUMENTS

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

The Company is exposed to market risk from changes in interest rates on its Senior Credit Facility. As described in Note 8, “Secured Line of Credit,” the Company entered into interest rate swap agreements to partially reduce its exposure to fluctuations in interest rates on its Credit Facilities.

The fair value of the outstanding interest rate swaps was a $8,602,271 asset as of June 30, 2023 and a $6,756,884 asset as of March 31, 2023. Fair value is determined using Level 2 inputs, which are based on quoted prices and market observable data of similar instruments. The change in the unrealized fair value of the swaps during the three months ended June 30, 2023 of $1,845,387 was recorded as a Gain on fair value of swaps. The change in the unrealized fair value of the swaps during the three months ended June 30, 2022 of $1,570,337 was recorded as a Gain on fair value of swaps.

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

NOTE 15. CONTINGENCIES AND COMMITMENTS

(a)	Litigation

The Company is subject to claims and contingencies in the normal course of business. To the extent the Company cannot predict the outcome of the claims and contingencies or estimate the amount of any loss that may result, no provision for any contingent liabilities has been made in the condensed consolidated financial statements. The Company believes that losses resulting from these matters, if any, would not have a material adverse effect on the financial position, results of operations or cash flows of the Company. All such matters which the Company concludes are probable to result in a loss and for which management can reasonably estimate the amount of such loss have been accrued for within these condensed consolidated financial statements.

NOTE 16. SEGMENT REPORTING

The Company’s business is organized in two reportable segments: Music Publishing and Recorded Music. The Company identified its Chief Executive Officer as its Chief Operating Decision Maker (“CODM”). The Company’s CODM evaluates financial performance of its segments based on several factors, of which the primary financial measure is operating income before depreciation and

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

amortization (“OIBDA”). The accounting policies of the Company’s business segments are consistent with the Company’s policies for the condensed consolidated financial statements. The Company does not have sales between segments.

The following tables present total revenue and reconciliation of OIBDA to operating income by segment for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
	Music	Recorded
	Publishing	Music	Other	Consolidated
Total revenue	$20,791,315	$10,384,637	$660,634	$31,836,586

Reconciliation of OIBDA to operating income (loss):
Operating income (loss)	1,396,472	1,763,796	(15,347)	3,144,921
Amortization and depreciation	4,302,844	1,729,152	23,572	6,055,568
OIBDA	$5,699,316	$3,492,948	$8,225	$9,200,489

	Three Months Ended June 30, 2022
	Music	Recorded
	Publishing	Music	Other	Consolidated
Total revenue	$16,446,707	$7,570,711	$261,352	$24,278,770

Reconciliation of OIBDA to operating income (loss):
Operating income (loss)	(261,308)	1,581,310	524	1,320,526
Amortization and depreciation	3,954,370	1,384,481	22,652	5,361,503
OIBDA	$3,693,062	$2,965,791	$23,176	$6,682,029

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and are intended to be covered by the safe harbor created thereby. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “predict,” “project,” “target,” “goal,” “intend,” “continue,” “could,” “may,” “might,” “shall,” “should,” “will,” “would,” “plan,” “possible,” “potential,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. In addition, any statements that refer to expectations, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current expectations, projections and beliefs based on information currently available. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Company that may cause its actual business, financial condition, results of operations, performance and/or achievements to be materially different from any future business, financial condition, results of operations, performance and/or achievements expressed or implied by these forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in the Company’s Annual Report on Form 10-K (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 31, 2023 and the Company’s other filings with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Our Current Artist and Catalog recorded music businesses are both primarily handled by our Chrysalis Records label based in London and our Tommy Boy record label based in New York City. In the United States, we also manage some select Catalog recorded music under our Philly Groove Records and Reservoir Records labels. We also own income participation interests in recordings by The Isley Brothers, The Commodores, Wisin and Yandel, Alabama and Travis Tritt, and an interest in the Loud Records catalog containing recordings by the Wu-Tang Clan. Our core Catalog includes recordings under the Chrysalis Records label by artists such as Sinéad O’Connor, The Specials, Generation X, The Waterboys and De La Soul, as well as recordings under the Tommy Boy record label by artists such as House of Pain, Naughty By Nature, and Queen Latifah.

Our Current Artist and Catalog recorded music distribution is handled by a network of distribution partners. Chrysalis Records current frontline releases are distributed through Secretly Distribution, with prior frontline releases distributed through PIAS. Chrysalis Records and Tommy Boy catalogs are distributed via our agreements with MERLIN, AMPED, Proper and other partners.

Through our distribution network, our music is being sold in physical retail outlets as well as in physical form to online physical retailers, such as amazon.com, and distributed in digital form to an expanding universe of digital partners, including streaming services such as Amazon, Apple, Deezer, SoundCloud, Spotify, Tencent Music Entertainment Group, Tidal and YouTube, radio services such as iHeart Radio and SiriusXM, and download services. We also license music digitally to fitness platforms such as Apple Fitness+, Equinox, Hydrow and Peloton and social media outlets, such as Facebook, Instagram, TikTok and Snap.

Recorded Music revenues are derived from four main sources:

●	Digital––the rightsholder receives revenues with respect to streaming and download services;
●	Physical––the rightsholder receives revenues with respect to sales of physical products such as vinyl, CDs and DVDs;
●	Neighboring Rights––the rightsholder receives royalties if sound recordings are performed publicly through broadcast of music on television, radio, and cable, and in public spaces such as shops, workplaces, restaurants, bars and clubs; and
●	Synchronization––the rightsholder receives royalties or fees for the right to use sound recordings in combination with visual images such as in films or television programs, television commercials and video games.

The principal costs associated with our Recorded Music business are as follows:

●	Artist Royalties and Other Recorded Costs––the A&R costs associated with (i) paying royalties to recording artists, producers, songwriters, other copyright holders and trade unions, (ii) signing and developing recording artists and (iii) creating master recordings in the studio; and product costs to manufacture, package and distribute products to wholesale and retail distribution outlets; and
●	Administration Expenses––the costs associated with general overhead and other administrative expenses as well as costs associated of selling and marketing.

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

Results of Operations

Income Statement

Our income statement was composed of the following amounts (in thousands):

	For the Three Months
	Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Revenues	$31,837	$24,279	$7,558	31%
Costs and expenses:
Cost of revenue	13,472	9,975	3,496	35%
Amortization and depreciation	6,056	5,362	694	13%
Administration expenses	9,165	7,622	1,543	20%
Total costs and expenses	28,692	22,958	5,733	25%

Operating income	3,145	1,321	1,824	138%

Interest expense	(4,734)	(2,976)	(1,757)	59%
(Loss) gain on foreign exchange	(30)	107	(137)	NM
Gain on fair value of swaps	1,845	1,570	275	18%
Income before income taxes	227	22	205	NM
Income tax expense	62	5	57	NM
Net income	164	17	148	NM
Net loss attributable to noncontrolling interests	113	59	54	90%
Net income attributable to Reservoir Media, Inc.	$277	$76	$201	265%

NM – Not meaningful

Revenues

Our revenues were composed of the following amounts (in thousands):

	For the Three Months
	Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Revenue by Type
Digital	$11,901	$8,464	$3,437	41%
Performance	4,515	3,536	978	28%
Synchronization	3,033	3,299	(267)	(8)%
Mechanical	560	514	45	9%
Other	784	633	151	24%
Total Music Publishing	20,791	16,447	4,345	26%

Digital	5,623	4,564	1,059	23%
Physical	3,575	1,297	2,277	176%
Neighboring rights	859	685	174	25%
Synchronization	328	1,025	(696)	(68)%
Total Recorded Music	10,385	7,571	2,814	37%

Other revenue	661	261	399	153%
Total Revenue	$31,837	$24,279	$7,558	31%

	For the Three Months
	Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Revenue by Geographical Location
U.S. Music Publishing	$13,001	$9,843	$3,158	32%
U.S. Recorded Music	5,525	3,803	1,722	45%
U.S. Other Revenue	661	261	399	153%
Total U.S.	19,186	13,907	5,279	38%
International Music Publishing	7,790	6,603	1,187	18%
International Recorded Music	4,860	3,768	1,092	29%
Total International	12,650	10,371	2,279	22%
Total Revenue	$31,837	$24,279	$7,558	31%

Revenues

Total revenues increased by $7,558 thousand, or 31%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022, driven by a 26% increase in Music Publishing revenue and a 37% increase in Recorded Music revenue. Music Publishing revenues represented 65% and 68% of total revenues for the three months ended June 30, 2023 and the three months ended June 30, 2022, respectively. Recorded Music revenues represented 33% and 31% of total revenues for the three months ended June 30, 2023 and the three months ended June 30, 2022, respectively.  U.S. and international revenues represented 60% and 40%, respectively of total revenues for the three months ended June 30, 2023. U.S. and international revenues represented 57% and 43%, respectively of total revenues for the three months ended June 30, 2022. The shift in mix between Music Publishing and Recorded Music was driven by the significant physical sales in the Recorded Music segment for the quarter, and the shift in geographic mix is primarily attributable to the higher U.S. publishing rates on streaming in the current quarter and the higher U.S. physical sales.

Total digital revenues increased by $4,496 thousand, or 35%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Total digital revenues represented 55% and 54% of consolidated revenues for the three months ended June 30, 2023 and the three months ended June 30, 2022, respectively.

Music Publishing revenues increased by $4,345 thousand, or 26%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase in Music Publishing revenue was mainly driven by acquisitions of catalogs and revenue from the existing catalog, which led to increases in digital revenue and performance revenue. Additionally, other publishing revenues increased, driven primarily by increased revenue associated with the use of lyrics and sheet music. These increases were partially offset by a decrease in synchronization revenue due to timing of synchronization licenses, as well as the writers’ strike in Hollywood.

On a geographic basis, U.S. Music Publishing revenues represented 63% of total Music Publishing revenues for the three months ended June 30, 2023 compared to 60% for the three months ended June 30, 2022. International Music Publishing revenues represented 37% of total Music Publishing revenues for the three months ended June 30, 2023 compared to 40% for the three months ended June 30, 2022. The increase in the U.S. percentage was driven by the higher royalty rate for streaming services in the U.S.

Recorded Music revenues increased by $2,814 thousand, or 37%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase in Recorded Music revenue was driven by an increase in physical revenue and the continued growth at music streaming services. The $2,277 increase in physical revenue was primarily due to De La Soul releases for Tommy Boy and the timing of the Chrysalis’ release schedule. The $696 thousand decrease in synchronization revenue was primarily due to timing of synchronization licenses, as well as the writers’ strike in Hollywood.

On a geographic basis, U.S. Recorded Music revenues represented 53% of total Recorded Music revenues for the three months ended June 30, 2023 compared to 50% for the three months ended June 30, 2022. International Recorded Music revenues represented 47% of total Recorded Music revenues for the three months ended June 30, 2023 compared to 50% for the three months ended June 30, 2022, primarily as a result of De La Soul releases that performed particularly well in the U.S.

Cost of Revenues

Our cost of revenues was composed of the following amounts (in thousands):

	For the Three Months
	Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Writer royalties and other publishing costs	$9,505	$7,752	$1,753	23%
Artist royalties and other recorded music costs	3,967	2,223	1,744	78%
Total cost of revenue	$13,472	$9,975	$3,497	35%

Cost of revenues increased by $3,497 thousand, or 35%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Cost of revenues as a percentage of revenues increased to 42% for the three months ended June 30, 2023 from 41% for the three months ended June 30, 2022.

Writer royalties and other publishing costs for the Music Publishing segment increased by $1,753 thousand, or 23%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Writer royalties and other publishing costs as a percentage of Music Publishing revenues decreased to 46% for the three months ended June 30, 2023 from 47% for the three months ended June 30, 2022. The increase in margins was due to the change in the mix of revenue by type and songwriting clients with their specific contractual royalty rates being applied to the revenues.

Artist royalties and other recorded music costs for the Recorded Music segment increased by $1,744 thousand, or 78%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase was due primarily to an increase in revenue as well as a shift to a much larger portion of revenue coming from physical product which carries a much higher cost. Artist royalties and other recorded music costs as a percentage of recorded music revenues increased to 38% for the three months ended June 30, 2023 from 29% for the three months ended June 30, 2022. The increase in artist royalties and other recorded music costs and decrease in margins were due primarily to the change in the mix of sales by type to a higher percentage of physical sales, which carry higher costs than other types of revenue.

Amortization and Depreciation

Our amortization and depreciation expenses are composed of the following amounts (in thousands):

	For the Three Months
	Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Music Publishing amortization and depreciation	$4,303	$3,954	$349	9%
Recorded Music amortization and depreciation	1,729	1,385	344	25%
Other amortization and depreciation	24	23	1	4%
Total amortization and depreciation	$6,056	$5,362	$694	13%

Amortization and depreciation expense increased by $694 thousand, or 13%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022, driven by increases in both the Music Publishing and Recorded Music segments. Music Publishing amortization and depreciation expense increased by $349 thousand, or 9%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to the acquisition of additional music catalogs. Recorded Music amortization and depreciation increased by $344 thousand, or 25%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to the acquisition of additional music catalogs.

Administration Expenses

Our administration expenses are composed of the following amounts (in thousands):

	For the Three Months
	Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Music Publishing administration expenses	$5,587	$5,002	$585	12%
Recorded Music administration expenses	2,925	2,382	543	23%
Other administration expenses	653	238	415	174%
Total administration expenses	$9,165	$7,622	$1,543	20%

Total administration expenses increased by $1,543 thousand, or 20%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022, reflecting increases in both the Music Publishing and Recorded Music segments, as well as an increase in Other administration expenses. Expressed as a percentage of revenues, administration expenses decreased to 29% for the three months ended June 30, 2023 from 31% for the three months ended June 30, 2022, primarily due to improved operating leverage of the Music Publishing and Recorded Music segments.

Music Publishing administration expenses increased by $585 thousand, or 12%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Expressed as a percentage of revenues, Music Publishing administration expenses decreased to 27% for the three months ended June 30, 2023 from 30% for the three months ended June 30, 2022, primarily due to taking advantage of operating leverage on the Music Publishing infrastructure.

Recorded Music administration expenses increased by $543 thousand, or 23%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Expressed as a percentage of revenue, Recorded Music administration expenses decreased to 28% for the three months ended June 30, 2023 from 31% for the three months ended June 30, 2022, primarily due to taking advantage of operating leverage on the Recorded Music platform.

Other administration expenses increased by $415 thousand, or 174%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to selling expenses associated with our artist management business.

Interest Expense

Interest expense increased by $1,757 thousand, or 59%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase was primarily driven by increased debt balances due to use of funds in acquisitions of music catalogs and writer signings, as well as increases in SOFR.

(Loss) Gain on Foreign Exchange

Loss on foreign exchange was $30 thousand for the three months ended June 30, 2023 compared to a gain on foreign exchange of $107 thousand for the three months ended June 30, 2022. This change was due to fluctuations in the two foreign currencies we are directly exposed to, namely British pound sterling and euro.

Gain on Fair Value of Swaps

Gain on fair value of swaps increased by $275 thousand during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This change was due to marking to market our interest rate swap hedges.

Income Tax Expense

Income tax expense was $62 thousand during the three months ended June 30, 2023 compared to $5 thousand during the three months ended June 30, 2022. The effective income tax rate during the three months ended June 30, 2023 was 27.5% compared to 24.1% during the three months ended June 30, 2022. The increase in the effective income tax rate was driven primarily by changes in the mix of income from multiple tax jurisdictions.

Net Income

Net income was $164 thousand during the three months ended June 30, 2023 compared to $17 thousand during the three months ended June 30, 2022.  The change in net income was driven primarily by an $1,824 thousand increase in operating income, which reflects revenue growth and improved operating leverage, partially offset by a $1,757 increase in interest expense.

Non-GAAP Reconciliations

We use certain financial information, such as OIBDA, OIBDA Margin, EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin, which are non-GAAP financial measures, which means they have not been prepared in accordance with U.S. GAAP. Reservoir’s management uses these non-GAAP financial measures to evaluate our operations, measure its performance and make strategic decisions. We believe that the use of these non-GAAP financial measures provides useful information to investors and others in understanding our results of operations and trends in the same manner as our management and in evaluating our financial measures as compared to the financial measures of other similar companies, many of which present similar non-GAAP financial measures. However, these non-GAAP financial measures are subject to inherent limitations as they reflect the exercise of judgments by our management about which items are excluded or included in determining these non-GAAP financial measures and, therefore, should not be considered as a substitute for net income, operating income or any other operating performance measures calculated in accordance with GAAP. Using such non-GAAP financial measures in isolation to analyze our business would have material limitations because the calculations are based on the subjective determination of our management regarding the nature and classification of events and circumstances. In addition, although other companies in our industry may report measures titled OIBDA, OIBDA margin, Adjusted EBITDA, and Adjusted EBITDA Margin, or similar measures, such non-GAAP financial measures may be calculated differently from how we calculate such non-GAAP financial measures, which reduces their overall usefulness as comparative measures. Because of these limitations, such non-GAAP financial measures should be considered alongside other financial performance measures and other financial results presented in accordance with GAAP. Reconciliations of OIBDA to operating income and EBITDA and Adjusted EBITDA to net income are provided below.

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

EBITDA is defined as earnings (net income or loss) before net interest expense, income tax expense, non-cash depreciation of tangible assets and non-cash amortization of intangible assets and is used by management to measure operating performance of the business. Adjusted EBITDA is defined as EBITDA further adjusted to exclude items or expenses such as, among others, (1) any non-cash charges (including any impairment charges), (2) any net gain or loss on foreign exchange, (3) any net gain or loss resulting from interest rate swaps, (4) equity-based compensation expense and (5) certain unusual or non-recurring items. Adjusted EBITDA is a key measure used by our management to understand and evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. However, certain limitations on the use of Adjusted EBITDA include, among others, (1) it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenue for our business, (2) it does not reflect the significant interest expense or cash requirements necessary to service interest or principal payments on our indebtedness and (3) it does not reflect every cash expenditure, future requirements for capital expenditures or contractual commitments. In particular, Adjusted EBITDA measure adds back certain non-cash, unusual or non-recurring charges that are deducted in calculating net income; however, these are expenses that may recur, vary greatly and are difficult to predict. In addition, Adjusted EBITDA is not the same as net income or cash flow provided by operating activities as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. Adjusted EBITDA Margin is defined as Adjusted EBITDA as a percentage of revenue.

Reconciliation of Operating Income to OIBDA

We use OIBDA as our primary measure of financial performance. The following tables reconcile operating income to OIBDA (in thousands):

	Consolidated
	For the Three Months
	Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Operating income	$3,145	$1,321	$1,824	138%
Amortization and depreciation expenses	6,056	5,362	694	13%
OIBDA	$9,201	$6,683	$2,518	38%

OIBDA Margin	29%	28%

	Music Publishing
	For the Three Months
	Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Operating income (loss)	$1,396	$(261)	$1,657	NM
Amortization and depreciation expenses	4,303	3,954	349	9%
OIBDA	$5,699	$3,693	$2,006	54%

OIBDA Margin	27%	22%

	Recorded Music
	For the Three Months
	Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Operating income	$1,764	$1,581	$183	12%
Amortization and depreciation expenses	1,729	1,385	344	25%
OIBDA	$3,493	$2,966	$527	18%

OIBDA Margin	34%	39%

NM – Not meaningful

OIBDA

Consolidated OIBDA increased by $2,518 thousand, or 38%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022, driven by a 54% increase in Music Publishing OIBDA and an 18% increase in Recorded Music OIBDA. Expressed as a percentage of revenue, OIBDA Margin increased to 29% for the three months ended June 30, 2023 from 28% for the three months ended June 30, 2022.

Music Publishing OIBDA increased by $2,006 thousand, or 54%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Expressed as a percentage of revenue, Music Publishing OIBDA Margin increased to 27% in the three months ended June 30, 2023 from 22% in the three months ended June 30, 2022. The increases in Music Publishing OIBDA and OIBDA Margin reflect revenue growth and improved operating leverage on the Music Publishing infrastructure.

Recorded Music OIBDA increased by $527 thousand, or 18% during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Expressed as a percentage of revenue, Recorded Music OIBDA Margin decreased to 34% during the three months ended June 30, 2023 from 39% in the three months ended June 30, 2022.  This decrease is primarily driven by a decrease in margins due to the change in the mix of sales by type to a higher percentage of physical sales, partially offset by improved operating leverage on the Recorded Music platform.

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

The following table reconciles net income to Adjusted EBITDA (in thousands):

	For the Three Months
	Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Net income	$164	$17	$147	NM
Income tax expense	62	5	57	NM
Interest expense	4,734	2,976	1,758	59%
Amortization and depreciation	6,056	5,362	694	13%
EBITDA	11,016	8,360	2,656	32%
Loss (gain) on foreign exchange(a)	30	(107)	137	NM
Gain on fair value of swaps(b)	(1,845)	(1,570)	(275)	18%
Non-cash share-based compensation(c)	914	766	148	19%
Adjusted EBITDA	$10,115	$7,449	$2,666	36%

NM - Not meaningful

(a)Reflects the loss or (gain) on foreign exchange fluctuations.
(b)Reflects the non-cash gain on the mark-to-market of interest rate swaps.
(c)Reflects non-cash share-based compensation expense related to the Reservoir Media, Inc. 2021 Omnibus Incentive Plan.

Consolidated Adjusted EBITDA increased by $2,666 thousand, or 36%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily as a result of revenue growth and improved operating leverage. Adjusted EBITDA Margin increased to 32% during the three months ended June 30, 2023 compared to 31% during the three months ended June 30, 2022, primarily due to improved operating leverage.

Liquidity and Capital Resources

Capital Resources

As of June 30, 2023, we had $325,809 thousand of debt (net of $6,020 thousand of deferred financing costs) and $12,250 thousand of cash and cash equivalents.

Cash Flows

The following table summarizes our historical cash flows (in thousands).

	For the Three Months Ended
	June 30,		2023 vs.2022
	2023	2022	$ Change	% Change
Cash provided by (used in):
Operating activities	$(861)	$1,803	$(2,664)	(148)%
Investing activities	$(15,227)	$(12,773)	$(2,454)	19%
Financing activities	$13,294	$6,517	$6,777	104%

Operating Activities

Cash used in operating activities was $861 thousand for the three months ended June 30, 2023 compared to cash provided by operating activities of $1,803 thousand for the three months ended June 30, 2022. The primary driver of the $2,664 thousand decrease in cash provided by operating activities during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was an increase in net cash used for working capital, primarily related to royalty advances (net of recoupments), accounts receivable and the timing of payments of accounts payable and accrued liabilities.

Investing Activities

Cash used in investing activities was $15,227 thousand for the three months ended June 30, 2023 compared to $12,773 thousand for the three months ended June 30, 2022. The increase in cash used in investing activities was primarily due to increased acquisitions of music catalogs.

Financing Activities

Cash provided by financing activities was $13,294 thousand for the three months ended June 30, 2023 compared to $6,517 thousand for the three months ended June 30, 2022. The increase in cash provided by financing activities in the three months ended June 30, 2023 reflects an increase in net borrowings used for investing activities.

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

Existing Debt as of June 30, 2023

As of June 30, 2023, our outstanding debt consisted of $331,828 thousand borrowed under the Senior Credit Facility.  As of June 30, 2023, remaining borrowing availability under the Senior Credit Facility was $118,172 thousand.

We use cash generated from operations to service outstanding debt, consisting primarily of interest payments through maturity, and we expect to continue to refinance and extend maturity on the Senior Credit Facility for the foreseeable future.

Debt Capital Structure

On December 16, 2022, RMM entered into an amendment (the “Second Amendment”) to the RMM Credit Agreement. The Second Amendment amended the RMM Credit Agreement governing RMM’s secured revolving credit facility (the “Senior Credit Facility”).  The Second Amendment amended the RMM Credit Agreement to (i) increase RMM’s senior secured revolving credit facility from $350,000 thousand to $450,000 thousand, (ii) increase the incremental borrowing available under the facility’s accordion feature from $50,000 thousand to $150,000 thousand , (iii) extend the maturity date of the loans advanced under the RMM Credit Agreement from October 16, 2024 to December 16, 2027, (iv) modify the interest rate to be equal to either the sum of a base rate plus a margin of 1.00% or the sum of a SOFR rate plus a margin of 2.00%, in each case subject to a 0.25% increase based on a consolidated net senior debt to library value ratio, (v) remove the existing total leverage ratio financial covenant of no greater than 7.50:1.00 (net of up to $20,000 thousand of certain cash balances) as of the end of each fiscal quarter, (vi) reduce the minimum required fixed charge coverage ratio financial covenant to 1.10:1.00 and (vii) modify the consolidated senior debt to library value ratio financial covenant to 0.450, subject to certain adjustments. RMM is also required to pay an unused fee in respect of unused commitments under the Senior Credit Facility, if any, at a rate of 0.25% per annum.

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

Covenant Compliance

The Senior Credit Facility contains financial covenants that requires us, on a consolidated basis with our subsidiaries, to maintain, (i) a fixed charge coverage ratio of not less than 1.10:1.00 for each four fiscal quarter period, and (ii) a consolidated senior debt to library value ratio of no greater than 0.45:1.00, subject to certain adjustments.

Non-compliance with the fixed charge coverage ratio and consolidated senior debt to library value ratio could result in the lenders, subject to customary cure rights, requiring the immediate payment of all amounts outstanding under the Senior Credit Facility, which could have a material adverse effect on our business, cash flows, financial condition and results of operations. As of June 30, 2023, we were in compliance with both of the financial covenants under the Senior Credit Facility.

Interest Rate Swaps

At June 30, 2023, RMM had the following interest rate swaps outstanding, under which it pays a fixed rate and receives a floating interest payment from the counterparty based on SOFR with reference to notional amounts adjusted to match the original scheduled principal repayments pursuant to the indenture agreement (in thousands):

	Notional
	Amount at
Effective Date	June 30, 2023	Pay Fixed Rate	Maturity
March 10, 2022	$8,125	1.533%	September 2024
March 10, 2022	$87,741	1.422%	September 2024
December 31, 2021	$54,134	0.972%	September 2024
September 30, 2024	$100,000	2.946%	December 2027

Dividends

Our ability to pay dividends is restricted by covenants in the Senior Credit Facility. We did not pay any dividends to stockholders during the three months ended June 30, 2023.

Summary

Management believes that funds generated from our operations, borrowings under the Senior Credit Facility and available cash and equivalents will be sufficient to fund our debt service requirements, working capital requirements and capital expenditure requirements for the foreseeable future. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy and the continued transition from physical to digital formats in the recorded music and music publishing industries. It could also be affected by the severity and duration of natural or human-made disasters, including pandemics such as the COVID-19 pandemic. We and our affiliates continue to evaluate opportunities to, from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to pay dividends or prepay outstanding debt or repurchase or retire our outstanding debt. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings or equity raises. In addition, from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity, and other factors, we may seek to refinance the Senior Credit Facility with existing cash and/or with funds provided from additional borrowings.

Contractual and Other Obligations

As of June 30, 2023, there have been no material changes, outside the ordinary course of business, in our contractual obligations since March 31, 2023. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual and Other Obligations” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on May 31, 2023 for information regarding our contractual obligations.

Critical Accounting Policies

As of June 30, 2023, there have been no material changes to our critical accounting policies since March 31, 2023. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on May 31, 2023 for information regarding our critical accounting policies. We believe that our accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. The preparation of our condensed consolidated financial statements in conformity with US GAAP requires us to make estimates and judgments that affect the amounts reported in those condensed consolidated financial statements and the accompanying notes thereto. We believe we have used reasonable estimates and assumptions in preparing the condensed consolidated financial statements. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

Off-Balance Sheet Arrangements

As of June 30, 2023, we had no off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023, as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.

As a result of the material weaknesses in our internal controls over financial reporting, as previously disclosed under Part II “Item 9A, Controls and Procedures” in our Annual Report on Form 10-K for the year ended March 31, 2023 (the “Annual Report”), our principal executive officer and principal financial and accounting officer concluded that during the period covered by this Quarterly Report our disclosure controls and procedures were not effective as of June 30, 2023. Notwithstanding these material weaknesses, management has concluded that the condensed consolidated financial statements included in this Quarterly Report are fairly stated in all material respects in accordance with U.S. GAAP.

Remediation Plan and Status of Material Weaknesses

We continue to take steps to remediate the material weaknesses described in our Annual Report by hiring additional qualified accounting personnel and further evolving our accounting processes. Specifically, since the material weakness related to the lack of qualified personnel was identified, we retained third party experts on complex technical accounting issues and taxes, as well as hiring additional accounting personnel with the requisite experience to improve the process around financial reporting. We have also improved certain accounting processes and re-designed risk assessment and control activities to support our remediation of the other material weaknesses noted above. We also continue to assess whether these improved control activities have been designed effectively, but that evaluation is ongoing.

We plan on continuing to improve our processes and control activities in support of our remediation activities. In future periods, we will ensure that the improved processes & controls have been designed & implemented effectively, and we will also evaluate the operational effectiveness of the new and redesigned controls.

We will not be able to fully remediate these material weaknesses until the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. Our management will continue to monitor the effectiveness of our remediation plans in future periods and will make changes we determine to be appropriate.

Changes in Internal Control over Financial Reporting

Except as disclosed above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A to the Company’s Annual Report for the year ended March 31, 2023. The risk factors disclosed in the Annual Report, in addition to the other information set forth in this report, could materially affect our business, financial condition or results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no other unregistered sales of equity securities during the three months ended June 30, 2023, which have not been previously disclosed on a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
10.1*	Amended and Restated Letter of Employment, dated June 29, 2023, by and between Reservoir Media Management, Inc. and Golnar Khosrowshahi
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

RESERVOIR MEDIA, INC.

Date: August 2, 2023	By:	/s/ Golnar Khosrowshahi
Name: Golnar Khosrowshahi
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2023	By:	/s/ Jim Heindlmeyer
Name: Jim Heindlmeyer
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)