Form 10-Q
period 2023-09-30
Reservoir Media, Inc.
filed 2023-11-07
CIK 1824403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, there were 64,810,835 shares of Common Stock of Reservoir Media, Inc. issued and outstanding.

RESERVOIR MEDIA, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In U.S. dollars, except share data)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022

Revenues	$38,397,300	$33,265,711	$70,233,886	$57,544,481
Costs and expenses:
Cost of revenue	14,442,666	13,940,035	27,914,263	23,915,166
Amortization and depreciation	6,214,540	5,384,341	12,270,108	10,745,844
Administration expenses	11,595,004	7,373,880	20,759,504	14,995,490
Total costs and expenses	32,252,210	26,698,256	60,943,875	49,656,500

Operating income	6,145,090	6,567,455	9,290,011	7,887,981

Interest expense	(5,759,506)	(3,504,818)	(10,493,039)	(6,480,878)
(Loss) gain on foreign exchange	(40,156)	173,343	(70,092)	280,686
Gain on fair value of swaps	628,091	2,932,443	2,473,478	4,502,780
Other income (expense), net	474	34	536	47
Income before income taxes	973,993	6,168,457	1,200,894	6,190,616
Income tax expense	291,638	1,682,369	353,986	1,687,707
Net income	682,355	4,486,088	846,908	4,502,909
Net (income) loss attributable to noncontrolling interests	(146,965)	50,845	(34,185)	110,063
Net income attributable to Reservoir Media, Inc.	$535,390	$4,536,933	$812,723	$4,612,972

Earnings per common share (Note 13):
Basic	$0.01	$0.07	$0.01	$0.07
Diluted	$0.01	$0.07	$0.01	$0.07

Weighted average common shares outstanding (Note 13):
Basic	64,783,974	64,349,375	64,684,082	64,286,797
Diluted	65,085,654	64,789,384	65,031,488	64,786,947

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In U.S. dollars)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022

Net income	$682,355	$4,486,088	$846,908	$4,502,909
Other comprehensive loss:
Translation adjustments	(2,198,433)	(4,924,010)	(1,058,957)	(9,935,573)
Total comprehensive loss	(1,516,078)	(437,922)	(212,049)	(5,432,664)
Comprehensive (income) loss attributable to noncontrolling interests	(146,965)	50,845	(34,185)	110,063
Total comprehensive loss attributable to Reservoir Media, Inc.	$(1,663,043)	$(387,077)	$(246,234)	$(5,322,601)

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars, except share data)

(Unaudited)

	September 30,	March 31,
	2023	2023
Assets
Current assets
Cash and cash equivalents	$20,555,496	$14,902,076
Accounts receivable	29,257,352	31,255,867
Current portion of royalty advances	12,882,031	15,188,656
Inventory and prepaid expenses	6,450,418	5,458,522
Total current assets	69,145,297	66,805,121

Intangible assets, net	635,597,071	617,404,741
Equity method and other investments	2,281,651	2,305,719
Royalty advances, net of current portion	56,442,076	51,737,844
Property, plant and equipment, net	584,184	568,339
Operating lease right of use assets, net	6,866,840	7,356,312
Fair value of swap assets	9,230,362	6,756,884
Other assets	1,322,330	1,147,969
Total assets	$781,469,811	$754,082,929

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$7,022,691	$6,680,421
Royalties payable	40,017,207	33,235,235
Accrued payroll	821,049	1,689,310
Deferred revenue	2,549,427	2,151,889
Other current liabilities	9,946,198	10,583,794
Income taxes payable	332,017	204,987
Total current liabilities	60,688,589	54,545,636

Secured line of credit	332,134,211	311,491,581
Deferred income taxes	30,334,187	30,525,523
Operating lease liabilities, net of current portion	6,602,240	7,072,553
Other liabilities	590,519	785,113
Total liabilities	430,349,746	404,420,406

Contingencies and commitments (Note 15)

Shareholders’ Equity
Preferred stock, $0.0001 par value 75,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2023 and March 31, 2023	—	—
Common stock, $0.0001 par value; 750,000,000 shares authorized, 64,810,835 shares issued and outstanding at September 30, 2023; 64,441,244 shares issued and outstanding at March 31, 2023	6,481	6,444
Additional paid-in capital	340,130,343	338,460,789
Retained earnings	15,565,443	14,752,720
Accumulated other comprehensive loss	(5,914,286)	(4,855,329)
Total Reservoir Media, Inc. shareholders’ equity	349,787,981	348,364,624
Noncontrolling interest	1,332,084	1,297,899
Total shareholders’ equity	351,120,065	349,662,523
Total liabilities and shareholders’ equity	$781,469,811	$754,082,929

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In U.S. dollars, except share data)

(Unaudited)

	For the Three and Six Months Ended September 30, 2023
	Common Stock				Accumulated
			Additional		other
			paid-in	Retained	comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	capital	earnings	loss	interests	equity
Balance, March 31, 2023	64,441,244	$6,444	$338,460,789	$14,752,720	$(4,855,329)	$1,297,899	$349,662,523
Share-based compensation	—	—	713,802	—	—	—	713,802
Vesting of restricted stock units, net of shares withheld for employee taxes	207,733	21	(689,176)	—	—	—	(689,155)
Reclassification of liability-classified awards to equity-classified awards	—	—	664,167	—	—	—	664,167
Net income (loss)	—	—	—	277,333	—	(112,780)	164,553
Other comprehensive income	—	—	—	—	1,139,476	—	1,139,476
Balance, June 30, 2023	64,648,977	$6,465	$339,149,582	$15,030,053	$(3,715,853)	$1,185,119	$351,655,366
Share-based compensation	—	—	612,235	—	—	—	612,235
Stock option exercises	56,466	5	288,537	—	—	—	288,542
Vesting of restricted stock units	105,392	11	(11)	—	—	—	—
Reclassification of liability-classified awards to equity-classified awards	—	—	80,000	—	—	—	80,000
Net income	—	—	—	535,390	—	146,965	682,355
Other comprehensive loss	—	—	—	—	(2,198,433)	—	(2,198,433)
Balance, September 30, 2023	64,810,835	$6,481	$340,130,343	$15,565,443	$(5,914,286)	$1,332,084	$351,120,065

	For the Three and Six Months Ended September 30, 2022
	Common Stock				Accumulated
			Additional		other
			paid-in	Retained	comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	capital	earnings	loss	interests	equity
Balance, March 31, 2022	64,150,186	$6,415	$335,372,981	$12,213,519	$(1,198,058)	$1,057,467	$347,452,324
Share-based compensation	—	—	359,461	—	—	—	359,461
Vesting of restricted stock units, net of shares withheld for employee taxes	140,138	14	(475,872)	—	—	—	(475,858)
Reclassification of liability-classified awards to equity-classified awards	—	—	961,429	—	—	—	961,429
Net income (loss)	—	—	—	76,039	—	(59,218)	16,821
Other comprehensive loss	—	—	—	—	(5,011,563)	—	(5,011,563)
Balance, June 30, 2022	64,290,324	$6,429	$336,217,999	$12,289,558	$(6,209,621)	$998,249	$343,302,614
Share-based compensation	—	—	596,184	—	—	—	596,184
Vesting of restricted stock units	83,580	8	(8)	—	—	—	—
Reclassification of liability-classified awards to equity-classified awards	—	—	145,000	—	—	—	145,000
Net income (loss)	—	—	—	4,536,933	—	(50,845)	4,486,088
Other comprehensive loss	—	—	—	—	(4,924,010)	—	(4,924,010)
Balance, September 30, 2022	64,373,904	$6,437	$336,959,175	$16,826,491	$(11,133,631)	$947,404	$343,605,876

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

(Unaudited)

	Six Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$846,908	$4,502,909
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	12,152,021	10,656,334
Depreciation of property, plant and equipment	118,087	89,510
Share-based compensation	1,727,286	1,617,490
Non-cash interest charges	668,544	1,158,685
Gain on fair value of swaps	(2,473,478)	(4,502,780)
Share of earnings of equity affiliates, net of tax	—	(34,133)
Dividend from equity affiliates	—	62,306
Changes in operating assets and liabilities:
Accounts receivable	1,998,515	(1,181,423)
Inventory and prepaid expenses	(991,896)	(1,910,295)
Royalty advances	(2,397,607)	(5,456,865)
Other assets and liabilities	187,764	(120,854)
Accounts payable and accrued expenses	6,893,749	5,050,386
Income taxes payable	127,030	1,694,732
Net cash provided by operating activities	18,856,923	11,626,002

Cash flows from investing activities:
Purchases of music catalogs	(32,382,393)	(15,793,674)
Purchase of property, plant and equipment	(133,932)	(161,338)
Net cash used for investing activities	(32,516,325)	(15,955,012)

Cash flows from financing activities:
Proceeds from secured line of credit	20,000,000	7,000,000
Proceeds from stock option exercises	288,542	—
Taxes paid related to net share settlement of restricted stock units	(689,155)	(475,858)
Deferred financing costs paid	(25,914)	(6,975)
Net cash provided by financing activities	19,573,473	6,517,167

Foreign exchange impact on cash	(260,651)	(1,181,185)

Increase in cash and cash equivalents	5,653,420	1,006,972
Cash and cash equivalents beginning of period	14,902,076	17,814,292
Cash and cash equivalents end of period	$20,555,496	$18,821,264

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for the three and six months ended September 30, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending March 31, 2024 or any other period.

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

SEPTEMBER 30, 2023

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

NOTE 4. REVENUE RECOGNITION

For the Company’s operating segments, Music Publishing and Recorded Music, the Company accounts for a contract when it has legally enforceable rights and obligations and collectability of consideration is probable. The Company identifies the performance obligations and determines the transaction price associated with the contract. Revenue is recognized when, or as, control of the promised services or goods is transferred to the Company’s customers, and in an amount that reflects the consideration the Company is contractually due in exchange for those services or goods. Certain of the Company’s arrangements include licenses of intellectual property with consideration in the form of sales- and usage-based royalties. Royalty revenue is recognized when the subsequent sale or usage occurs using the best estimates available of the amounts that will be received by the Company. The Company recognized revenue of $3,571,968 and $3,377,420 from performance obligations satisfied in previous periods for the six months ended September 30, 2023 and 2022, respectively. Revenue recognized from performance obligations satisfied in previous periods for the six months ended September 30, 2022 was impacted by an update to estimated Music Publishing royalties based on the Company’s estimate of effects arising from the July 2022 ruling by the U.S. Copyright Royalty Board (the “CRB”) to affirm increases to the statutory royalty rate structure for mechanical royalties in the U.S. for the period 2018 to 2022. For much of the period between 2018 and 2022, most digital service providers accounted and submitted payment to the Company using the applicable 2017 rate while the remand process took place.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

Disaggregation of Revenue

The Company’s revenue consisted of the following categories during the three and six months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Revenue by Type
Digital	$12,755,372	$13,246,981	$24,655,889	$21,710,851
Performance	6,493,505	4,411,443	11,008,409	7,947,867
Synchronization	4,467,826	4,413,154	7,500,525	7,712,500
Mechanical	1,251,662	1,000,513	1,811,309	1,514,981
Other	939,697	991,290	1,723,245	1,623,889
Total Music Publishing	25,908,062	24,063,381	46,699,377	40,510,088

Digital	7,264,540	6,312,160	12,887,189	10,875,702
Physical	1,892,387	851,355	5,466,938	2,148,533
Neighboring rights	802,398	740,932	1,661,545	1,426,281
Synchronization	868,154	989,232	1,196,444	2,013,874
Total Recorded Music	10,827,479	8,893,679	21,212,116	16,464,390

Other revenue	1,661,759	308,651	2,322,393	570,003
Total revenue	$38,397,300	$33,265,711	$70,233,886	$57,544,481

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Revenue by Geographical Location
United States Music Publishing	$14,371,352	$14,916,155	$27,372,346	$24,759,449
United States Recorded Music	5,882,700	4,967,177	11,407,463	8,770,013
United States other revenue	1,661,759	308,651	2,322,393	570,003
Total United States	21,915,811	20,191,983	41,102,202	34,099,465
International Music Publishing	11,536,710	9,147,226	19,327,031	15,750,639
International Recorded Music	4,944,779	3,926,502	9,804,653	7,694,377
Total International	16,481,489	13,073,728	29,131,684	23,445,016
Total revenue	$38,397,300	$33,265,711	$70,233,886	$57,544,481

Only the United States represented 10% or more of the Company’s total revenues in the three and six months ended September 30, 2023 and 2022.

Deferred Revenue

The following table reflects the change in deferred revenue during the six months ended September 30, 2023 and 2022:

	September 30,
	2023	2022
Balance at beginning of period	$2,151,889	$1,103,664
Cash received during period	2,719,181	4,451,194
Revenue recognized during period	(2,321,643)	(1,930,247)
Balance at end of period	$2,549,427	$3,624,611

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

NOTE 5. ACQUISITIONS

In the ordinary course of business, the Company regularly acquires publishing and recorded music catalogs, which are typically accounted for as asset acquisitions. During the six months ended September 30, 2023 and 2022, the Company completed such acquisitions totaling $31,303,370 and $6,946,630, respectively, inclusive of deferred acquisition payments, none of which were individually significant.

NOTE 6. INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following as of September 30, 2023 and March 31, 2023:

	September 30, 2023	March 31, 2023
Intangible assets subject to amortization:
Publishing and recorded music catalogs	$752,086,373	$721,904,892
Artist management contracts	881,377	893,283
Gross intangible assets	752,967,750	722,798,175
Accumulated amortization	(117,370,679)	(105,393,434)
Intangible assets, net	$635,597,071	$617,404,741

Straight-line amortization expense totaled $6,154,509 and $5,341,069 in the three months ended September 30, 2023 and 2022, respectively. Straight-line amortization expense totaled $12,152,021 and $10,656,334 in the six months ended September 30, 2023 and 2022, respectively.

NOTE 7. ROYALTY ADVANCES

The Company made royalty advances totaling $8,969,170 and $12,313,011 during the six months ended September 30, 2023 and 2022, respectively, recoupable from the writer’s or artist’s share of future royalties otherwise payable, in varying amounts. Advances expected to be recouped within the next twelve months are classified as current assets, with the remainder classified as noncurrent assets.

	Six Months Ended
	September 30,
	2023	2022
Balance at beginning of period	$66,926,500	$57,012,754
Additions	8,969,170	12,313,011
Recoupments	(6,571,563)	(6,856,146)
Balance at end of period	$69,324,107	$62,469,619

NOTE 8. SECURED LINE OF CREDIT

Long-term debt consists of the following:

	September 30, 2023	March 31, 2023
Secured line of credit	$337,828,410	$317,828,409
Debt issuance costs, net	(5,694,199)	(6,336,828)
	$332,134,211	$311,491,581

Credit Facilities

On December 16, 2022, Reservoir Media Management, Inc. (“RMM”), a subsidiary of RHI, entered into an amendment (the “Second Amendment”) to the credit agreement (the “RMM Credit Agreement”) governing RMM’s secured revolving credit facility

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

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

The Senior Credit Facility also includes an “accordion feature” that permits RMM to seek additional commitments in an amount not to exceed $150,000,000. As of September 30, 2023, the Senior Credit Facility had a borrowing capacity of $450,000,000, with remaining borrowing availability of $112,171,590.

Interest Rate Swaps

At September 30, 2023, RMM had the following interest rate swaps outstanding, under which it pays a fixed rate and receives a floating interest payment from the counterparty based on SOFR with reference to notional amounts adjusted to match the amended scheduled principal repayments pursuant to the Senior Credit Facility:

	Notional
	Amount at	Pay Fixed
Effective Date	September 30, 2023	Rate	Maturity
March 10, 2022	$8,000,000	1.5330%	September 2024
March 10, 2022	$87,680,787	1.4220%	September 2024
December 31, 2021	$54,319,213	0.9720%	September 2024
September 30, 2024	$100,000,000	2.9460%	December 2027

NOTE 9. INCOME TAXES

Income tax expense for the three months ended September 30, 2023 and 2022 was $291,638 (29.9% effective tax rate) and $1,682,369 (27.3% effective tax rate), respectively. Income tax expense for the six months ended September 30, 2023 and 2022 was $353,986 (29.5% effective tax rate) and $1,687,707 (27.3% effective tax rate), respectively. The effective tax rates during these periods reflect the amount and mix of income from multiple tax jurisdictions.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

NOTE 10. SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid and income taxes paid for the six months ended September 30, 2023 and 2022 were comprised of the following:

	2023	2022
Interest paid	$9,136,713	$5,319,954
Income taxes paid	$187,940	$30,000

Non-cash investing and financing activities for the six months ended September 30, 2023 and 2022 were comprised of the following:

	2023	2022
Acquired intangible assets included in other liabilities	$1,823,691	$1,051,692
Reclassification of liability-classified awards to equity-classified awards	$744,167	$1,106,429

NOTE 11. WARRANTS

As of September 30, 2023, the Company’s outstanding warrants included 5,750,000 publicly-traded warrants (the “Public Warrants”), which were issued during ROCC’s initial public offering on December 15, 2020, and 137,500 warrants sold in a private placement to ROCC’s sponsor (the “Private Warrants” and together with the Public Warrants, the “Warrants”), which were assumed by the Company in connection with the Business Combination and exchanged into warrants for shares of Common Stock. Each whole Warrant entitles the registered holder to purchase one whole share of Common Stock at a price of $11.50 per share, provided that the Company has an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder.

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

NOTE 12. SHARE-BASED COMPENSATION

Share-based compensation expense totaled $812,860 ($626,014, net of taxes) and $851,987 ($656,692, net of taxes) during the three months ended September 30, 2023 and 2022, respectively. Share-based compensation expense totaled $1,727,286 ($1,330,249, net of taxes) and $1,617,490 ($1,246,724, net of taxes) during the six months ended September 30, 2023 and 2022, respectively. Share-based compensation expense is classified as “Administration expenses” in the accompanying condensed consolidated statements of income.

During the three and six months ended September 30, 2023 and 2022, the Company granted restricted stock units (“RSUs”) to satisfy previous obligations to issue a variable number of equity awards based on a fixed monetary amount. Prior to the issuance of these RSUs, the Company classified these awards as liabilities. Upon issuance of the RSU’s the awards became equity-classified as they no longer met the criteria to be liability-classified and as a result liabilities of $744,167 and $1,106,429 were reclassified from accounts payable and accrued liabilities to additional paid-in capital during the six months ended September 30, 2023 and 2022, respectively.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

NOTE 13. EARNINGS PER SHARE

The following table summarizes the basic and diluted earnings per common share calculation for the three and six months ended September 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Basic earnings per common share
Net income attributable to Reservoir Media, Inc.	$535,390	$4,536,933	$812,723	$4,612,972
Weighted average common shares outstanding - basic	64,783,974	64,349,375	64,684,082	64,286,797
Earnings per common share - basic	$0.01	$0.07	$0.01	$0.07

Diluted earnings per common share
Net income attributable to Reservoir Media, Inc.	$535,390	$4,536,933	$812,723	$4,612,972
Weighted average common shares outstanding - basic	64,783,974	64,349,375	64,684,082	64,286,797
Weighted average effect of potentially dilutive securities:
Effect of dilutive stock options and RSUs	301,680	440,009	347,406	500,150
Weighted average common shares outstanding - diluted	65,085,654	64,789,384	65,031,488	64,786,947
Earnings per common share - diluted	$0.01	$0.07	$0.01	$0.07

Because of their anti-dilutive effect, 5,960,637 shares of Common Stock equivalents, comprised of 73,137 RSUs and 5,887,500 warrants have been excluded from the diluted earnings per share calculation for the three and six months ended September 30, 2023. Because of their anti-dilutive effect, 5,957,444 shares of Common Stock equivalents, comprised of 69,944 RSUs and 5,887,500 warrants have been excluded from the diluted earnings per share calculation for the three months ended September 30, 2022. Because of their anti-dilutive effect, 5,952,683 shares of Common Stock equivalents, comprised of 65,183 RSUs and 5,887,500 warrants have been excluded from the diluted earnings per share calculation for the six months ended September 30, 2022.

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

The fair value of the outstanding interest rate swaps was a $9,230,362 asset as of September 30, 2023 and a $6,756,884 asset as of March 31, 2023. Fair value is determined using Level 2 inputs, which are based on quoted prices and market observable data of similar instruments. The change in the unrealized fair value of the swaps during the three and six months ended September 30, 2023 of $628,091 and $2,473,478, respectively, was recorded as a Gain on fair value of swaps. The change in the unrealized fair value of the swaps during

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

the three and six months ended September 30, 2022 of $2,932,443 and $4,502,780, respectively, was recorded as a Gain on fair value of swaps.

(c)	Foreign Exchange Risk

The Company is exposed to foreign exchange risk in fluctuations of currency rates on its revenue from royalties, writers’ fees and its subsidiaries’ operations.

(d)	Financial Instruments

Financial instruments not described elsewhere include cash, accounts receivable, accounts payable, accrued liabilities and the Company’s secured line of credit. The carrying values of these instruments as of September 30, 2023 do not differ materially from their respective fair values due to the immediate or short-term duration of these items or their bearing market-related rates of interest.

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

The Company has been involved in a royalty dispute, which commenced in 2017 (the “Royalty Dispute”). Under the terms of the Company’s royalty contract, the Company is indemnified for legal expenses and attorneys’ fees incurred by the Company in connection with the Royalty Dispute, including, without limitation, the right to withhold royalties or offset all such legal expenses and attorneys’ fees against royalties otherwise owed under the contract. The Company recorded legal expenses and attorneys’ fees incurred as recoupable advances against the royalty account under such contract beginning in 2017. In September 2023, the Company engaged in mediation sessions in an effort to reach a settlement of the Royalty Dispute. Following such mediation and associated settlement negotiations, the Company agreed to pay previously accrued but unpaid royalties plus interest and forego its right to recoup its historical legal expenses and attorneys’ fees in order to resolve the Royalty Dispute. Consequently, during the three and six months ended September 30, 2023, the Company recorded approximately $2,700,000 of Administration expenses to write-off recoupable legal expenses and attorneys’ fees and recorded $620,000 of interest expense based on amounts it paid in October 2023, pursuant to a final settlement agreement reached on October 3, 2023 to resolve the Royalty Dispute.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

The following tables present total revenue and reconciliation of OIBDA to operating income by segment for the three and six months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
	Music	Recorded
	Publishing	Music	Other	Consolidated
Total revenue	$25,908,062	$10,827,479	$1,661,759	$38,397,300

Reconciliation of OIBDA to operating income:
Operating income	1,410,522	4,129,816	604,752	6,145,090
Amortization and depreciation	4,791,759	1,398,966	23,815	6,214,540
OIBDA	$6,202,281	$5,528,782	$628,567	$12,359,630

	Three Months Ended September 30, 2022
	Music	Recorded
	Publishing	Music	Other	Consolidated
Total revenue	$24,063,381	$8,893,679	$308,651	$33,265,711

Reconciliation of OIBDA to operating income:
Operating income	3,074,439	3,476,367	16,649	6,567,455
Amortization and depreciation	4,010,123	1,352,977	21,241	5,384,341
OIBDA	$7,084,562	$4,829,344	$37,890	$11,951,796

	Six Months Ended September 30, 2023
	Music	Recorded
	Publishing	Music	Other	Consolidated

Total revenue	$46,699,377	$21,212,116	$2,322,393	$70,233,886

Reconciliation of OIBDA to operating income:
Operating income	2,806,994	5,893,612	589,405	9,290,011
Amortization and depreciation	9,094,603	3,128,118	47,387	12,270,108
OIBDA	$11,901,597	$9,021,730	$636,792	$21,560,119

	Six Months Ended September 30, 2022
	Music	Recorded
	Publishing	Music	Other	Consolidated

Total revenue	$40,510,088	$16,464,390	$570,003	$57,544,481

Reconciliation of OIBDA to operating income:
Operating income	2,813,131	5,057,677	17,173	7,887,981
Amortization and depreciation	7,964,493	2,737,458	43,894	10,745,844
OIBDA	$10,777,624	$7,795,135	$61,067	$18,633,825

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

Results of Operations

Income Statement

Our income statement was composed of the following amounts (in thousands):

	For the Three Months				For the Six Months
	Ended September 30,		2023 vs. 2022		Ended September 30,		2023 vs. 2022
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenues	$38,397	$33,266	$5,132	15%	$70,234	$57,544	$12,689	22%
Costs and expenses:
Cost of revenue	14,443	13,940	503	4%	27,914	23,915	3,999	17%
Amortization and depreciation	6,215	5,384	830	15%	12,270	10,746	1,524	14%
Administration expenses	11,595	7,374	4,221	57%	20,760	14,995	5,764	38%
Total costs and expenses	32,252	26,698	5,554	21%	60,944	49,657	11,287	23%

Operating income	6,145	6,567	(422)	(6)%	9,290	7,888	1,402	18%

Interest expense	(5,760)	(3,505)	(2,255)	64%	(10,493)	(6,481)	(4,012)	62%
(Loss) gain on foreign exchange	(40)	173	(213)	(123)%	(70)	281	(351)	(125)%
Gain on fair value of swaps	628	2,932	(2,304)	(79)%	2,473	4,503	(2,029)	(45)%
Other income (expense), net	—	—	—	0%	1	—	1	NM
Income before income taxes	974	6,168	(5,194)	(84)%	1,201	6,191	(4,990)	(81)%
Income tax expense	292	1,682	(1,391)	(83)%	354	1,688	(1,334)	(79)%
Net income	682	4,486	(3,804)	(85)%	847	4,503	(3,656)	(81)%
Net (income) loss attributable to noncontrolling interests	(147)	51	(198)	NM	(34)	110	(144)	(131)%
Net income attributable to Reservoir Media, Inc.	$535	$4,537	$(4,002)	(88)%	$813	$4,613	$(3,800)	(82)%

NM – Not meaningful

Revenues

Our revenues were composed of the following amounts (in thousands):

	For the Three Months				For the Six Months
	Ended September 30,		2023 vs. 2022		Ended September 30,		2023 vs. 2022
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenue by Type
Digital	$12,755	$13,247	$(492)	(4)%	$24,656	$21,711	$2,945	14%
Performance	6,494	4,411	2,082	47%	11,008	7,948	3,061	39%
Synchronization	4,468	4,413	55	1%	7,501	7,713	(212)	(3)%
Mechanical	1,252	1,001	251	25%	1,811	1,515	296	20%
Other	940	991	(52)	(5)%	1,723	1,624	99	6%
Total Music Publishing	25,908	24,063	1,845	8%	46,699	40,510	6,189	15%

Digital	7,265	6,312	952	15%	12,887	10,876	2,011	18%
Physical	1,892	851	1,041	122%	5,467	2,149	3,318	154%
Neighboring rights	802	741	61	8%	1,662	1,426	235	16%
Synchronization	868	989	(121)	(12)%	1,196	2,014	(817)	(41)%
Total Recorded Music	10,827	8,894	1,934	22%	21,212	16,464	4,748	29%

Other revenue	1,662	309	1,353	NM	2,322	570	1,752	NM
Total Revenue	$38,397	$33,266	$5,132	15%	$70,234	$57,544	$12,689	22%

	For the Three Months				For the Six Months
	Ended September 30,		2023 vs. 2022		Ended September 30,		2023 vs. 2022
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenue by Geographical Location
U.S. Music Publishing	$14,371	$14,916	$(545)	(4)%	$27,372	$24,759	$2,613	11%
U.S. Recorded Music	5,883	4,967	916	18%	11,407	8,770	2,637	30%
U.S. Other Revenue	1,662	309	1,353	NM	2,322	570	1,752	NM
Total U.S.	21,916	20,192	1,724	9%	41,102	34,099	7,003	21%
International Music Publishing	11,537	9,147	2,389	26%	19,327	15,751	3,576	23%
International Recorded Music	4,945	3,927	1,018	26%	9,805	7,694	2,110	27%
Total International	16,481	13,074	3,408	26%	29,132	23,445	5,687	24%
Total Revenue	$38,397	$33,266	$5,132	15%	$70,234	$57,544	$12,689	22%

NM – Not meaningful

Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022

Total revenues increased by $5,132 thousand, or 15%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, driven by a 22% increase in Recorded Music revenue and an 8% increase in Music Publishing revenue. Music Publishing revenues represented 67% and 72% of total revenues for the three months ended September 30, 2023 and the three months ended September 30, 2022, respectively. Recorded Music revenues represented 28% and 27% of total revenues for the three months ended September 30, 2023 and the three months ended September 30, 2022, respectively. U.S. and international revenues represented 57% and 43%, respectively of total revenues for the three months ended September 30, 2023. U.S. and international revenues represented 61% and 39%, respectively of total revenues for the three months ended September 30, 2022. The shift in mix between Music Publishing and Recorded Music was driven primarily by the significant physical sales in the Recorded Music segment for the quarter. The shift in geographic mix is primarily attributable to the nonrecurrence of $2.1 million recognized during the three months ended September 30, 2022 for estimated retroactive U.S. royalties related to the 2022 CRB ruling.

Total digital revenues increased by $461 thousand, or 2%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to the higher royalty rates in effect for 2023 as well as price increases at multiple music streaming services, partially offset by the nonrecurrence of $2.1 million recognized during the three months ended September 30, 2022 for estimated retroactive U.S. royalties related to the 2022 CRB ruling. Total digital revenues represented 52% and 59% of consolidated revenues for the three months ended September 30, 2023 and the three months ended September 30, 2022, respectively.

Music Publishing revenues increased by $1,845 thousand, or 8%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This increase in Music Publishing revenue was mainly driven by acquisitions of catalogs and revenue from the existing catalog, which led to increases in performance revenue and mechanical revenue, partially offset by a decrease in digital revenue. The decrease in digital revenue was due primarily to the nonrecurrence of $2.1 million recognized during the three months ended September 30, 2022 for estimated retroactive U.S. royalties related to the 2022 CRB ruling, partially offset by higher royalty rates in effect for 2023 as well as price increases at multiple music streaming services.

On a geographic basis, U.S. Music Publishing revenues represented 55% of total Music Publishing revenues for the three months ended September 30, 2023 compared to 62% for the three months ended September 30, 2022. International Music Publishing revenues represented 45% of total Music Publishing revenues for the three months ended September 30, 2023 compared to 38% for the three months ended September 30, 2022. The decrease in the U.S. percentage for the three months ended September 30, 2023 was driven primarily by the nonrecurrence of $2.1 million recognized during the three months ended September 30, 2022 for estimated retroactive U.S. royalties related to the 2022 CRB ruling.

Recorded Music revenues increased by $1,934 thousand, or 22%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase in Recorded Music revenue was driven by an increase in physical revenue and the continued growth at music streaming services. The $1,041 thousand increase in physical revenue was primarily due to De La Soul releases for Tommy Boy and the timing of Chrysalis’ release schedule. The $121 thousand decrease in synchronization revenue was primarily due to timing of synchronization licenses, as well as the writers’ and actors’ strikes in Hollywood.

On a geographic basis, U.S. Recorded Music revenues represented 54% of total Recorded Music revenues for the three months ended September 30, 2023 compared to 56% for the three months ended September 30, 2022. International Recorded Music revenues represented 46% of total Recorded Music revenues for the three months ended September 30, 2023 compared to 44% for the three months ended September 30, 2022, primarily as a result of De La Soul releases that performed particularly well in the U.S.

Six Months Ended September 30, 2023 vs. Six Months Ended September 30, 2022

Total revenues increased by $12,689 thousand, or 22%, during the six months ended September 30, 2023 compared to the six months ended September 30, 2022, driven by a 29% increase in Recorded Music revenue and a 15% increase in Music Publishing revenue. Music Publishing revenues represented 66% and 70% of total revenues for the six months ended September 30, 2023 and the six months ended September 30, 2022, respectively. Recorded Music revenues represented 30% and 29% of total revenues for the six months ended September 30, 2023 and the six months ended September 30, 2022, respectively. U.S. and international revenues represented 59% and 41%, respectively of total revenues for the six months ended September 30, 2023 and September 30, 2022. The shift in mix between Music Publishing and Recorded Music was driven primarily by the significant physical sales in the Recorded Music segment for the six months ended September 30, 2023.

Total digital revenues increased by $4,957 thousand, or 15%, during the six months ended September 30, 2023 compared to the six months ended September 30, 2022, primarily due to the higher royalty rates in effect for 2023 as well as price increases at multiple music streaming services, partially offset by the nonrecurrence of $2.1 million recognized during the six months ended September 30, 2022 for estimated retroactive U.S. royalties related to the 2022 CRB ruling. Total digital revenues represented 53% and 57% of consolidated revenues for the six months ended September 30, 2023 and the six months ended September 30, 2022, respectively.

Music Publishing revenues increased by $6,189 thousand, or 15%, during the six months ended September 30, 2023 compared to the six months ended September 30, 2022. This increase in Music Publishing revenue was mainly driven by acquisitions of catalogs and revenue from the existing catalog, which led to increases in digital revenue and performance revenue. The increase in digital revenue reflects higher royalty rates in effect for 2023 as well as price increases at multiple music streaming services, which were partially offset by the nonrecurrence of $2.1 million recognized during the six months ended September 30, 2022 for estimated retroactive U.S. royalties related to the 2022 CRB ruling. Synchronization revenue decreased due to timing of synchronization licenses, as well as the writers’ and actors’ strikes in Hollywood.

On a geographic basis, U.S. Music Publishing revenues represented 59% of total Music Publishing revenues for the six months ended September 30, 2023 compared to 61% for the six months ended September 30, 2022. International Music Publishing revenues represented 41% of total Music Publishing revenues for the six months ended September 30, 2023 compared to 39% for the six months ended September 30, 2022. The decrease in the U.S. percentage for the six months ended September 30, 2023 was driven primarily by the nonrecurrence of $2.1 million recognized during the six months ended September 30, 2022 for estimated retroactive U.S. royalties related to the 2022 CRB ruling.

Recorded Music revenues increased by $4,748 thousand, or 29%, during the six months ended September 30, 2023 compared to the six months ended September 30, 2022. The increase in Recorded Music revenue was driven by an increase in physical revenue and the continued growth at music streaming services. The $3,318 thousand increase in physical revenue was primarily due to De La Soul releases for Tommy Boy and the timing of the Chrysalis’ release schedule. The $817 thousand decrease in synchronization revenue was primarily due to timing of synchronization licenses, as well as the writers’ and actors’ strikes in Hollywood.

On a geographic basis, U.S. Recorded Music revenues represented 54% of total Recorded Music revenues for the six months ended September 30, 2023 compared to 53% for the six months ended September 30, 2022. International Recorded Music revenues represented 46% of total Recorded Music revenues for the six months ended September 30, 2023 compared to 47% for the six months ended September 30, 2022.

Cost of Revenues

Our cost of revenues was composed of the following amounts (in thousands):

	For the Three Months				For the Six Months
	Ended September 30,		2023 vs. 2022		Ended September 30,		2023 vs. 2022
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Writer royalties and other publishing costs	$11,268	$11,853	$(585)	(5)%	$20,773	$19,605	$1,168	6%
Artist royalties and other recorded music costs	3,174	2,087	1,087	52%	7,141	4,310	2,831	66%
Total cost of revenue	$14,442	$13,940	$502	4%	$27,914	$23,915	$3,999	17%

Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022

Cost of revenues increased by $502 thousand, or 4%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Cost of revenues as a percentage of revenues decreased to 38% for the three months ended September 30, 2023 from 42% for the three months ended September 30, 2022.

Writer royalties and other publishing costs for the Music Publishing segment decreased by $585 thousand, or 5%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Writer royalties and other publishing costs as a percentage of Music Publishing revenues decreased to 43% for the three months ended September 30, 2023 from 49% for the three months ended September 30, 2022. The increase in margins was due to the change in the mix of revenue by type and songwriting clients with their specific contractual royalty rates being applied to the revenues.

Artist royalties and other recorded music costs for the Recorded Music segment increased by $1,087 thousand, or 52%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This increase was due primarily to an increase in revenue as well as a shift to a larger portion of revenue coming from physical product which carries a much higher cost. Artist royalties and other recorded music costs as a percentage of recorded music revenues increased to 29% for the three months ended September 30, 2023 from 23% for the three months ended September 30, 2022. The increase in artist royalties and other recorded music costs and decrease in margins were due primarily to the change in the mix of sales by type to a higher percentage of physical sales, which carry higher costs than other types of revenue.

Six Months Ended September 30, 2023 vs. Six Months Ended September 30, 2022

Cost of revenues increased by $3,999 thousand, or 17%, during the six months ended September 30, 2023 compared to the six months ended September 30, 2022. Cost of revenues as a percentage of revenues decreased to 40% for the six months ended September 30, 2023 from 42% for the six months ended September 30, 2022.

Writer royalties and other publishing costs for the Music Publishing segment increased by $1,168 thousand, or 6%, during the six months ended September 30, 2023 compared to the six months ended September 30, 2022. Writer royalties and other publishing costs as a percentage of Music Publishing revenues decreased to 44% for the six months ended September 30, 2023 from 48% for the six months ended September 30, 2022. The increase in margins was due to the change in the mix of revenue by type and songwriting clients with their specific contractual royalty rates being applied to the revenues.

Artist royalties and other recorded music costs for the Recorded Music segment increased by $2,831 thousand, or 66%, during the six months ended September 30, 2023 compared to the six months ended September 30, 2022. This increase was due primarily to an increase in revenue as well as a shift to a larger portion of revenue coming from physical product which carries a much higher cost. Artist royalties and other recorded music costs as a percentage of recorded music revenues increased to 34% for the six months ended September 30, 2023 from 26% for the six months ended September 30, 2022. The increase in artist royalties and other recorded music costs and decrease in margins were due primarily to the change in the mix of sales by type to a higher percentage of physical sales, which carry higher costs than other types of revenue.

Amortization and Depreciation

Our amortization and depreciation expenses are composed of the following amounts (in thousands):

	For the Three Months				For the Six Months
	Ended September 30,		2023 vs. 2022		Ended September 30,		2023 vs. 2022
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Music Publishing amortization and depreciation	$4,791	$4,010	$781	19%	$9,095	$7,964	$1,130	14%
Recorded Music amortization and depreciation	1,399	1,353	46	3%	3,128	2,737	391	14%
Other amortization and depreciation	25	21	4	17%	47	44	3	8%
Total amortization and depreciation	$6,215	$5,384	$830	15%	$12,270	$10,746	$1,524	14%

Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022

Amortization and depreciation expense increased by $830 thousand, or 15%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, driven by increases in both the Music Publishing and Recorded Music segments. Music Publishing amortization and depreciation expense increased by $781 thousand, or 19%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to the acquisition of additional music catalogs. Recorded Music amortization and depreciation increased by $46 thousand, or 3%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to the acquisition of additional music catalogs.

Six Months Ended September 30, 2023 vs. Six Months Ended September 30, 2022

Amortization and depreciation expense increased by $1,524 thousand, or 14%, during the six months ended September 30, 2023 compared to the six months ended September 30, 2022, driven by increases in both the Music Publishing and Recorded Music segments. Music Publishing amortization and depreciation expense increased by $1,130 thousand, or 14%, during the six months ended September 30, 2023 compared to the six months ended September 30, 2022, primarily due to the acquisition of additional music catalogs. Recorded Music amortization and depreciation increased by $391 thousand, or 14%, during the six months ended September 30, 2023 compared to the six months ended September 30, 2022, primarily due to the acquisition of additional music catalogs.

Administration Expenses

Our administration expenses are composed of the following amounts (in thousands):

	For the Three Months				For the Six Months
	Ended September 30,		2023 vs. 2022		Ended September 30,		2023 vs. 2022
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Music Publishing administration expenses	$8,438	$5,126	$3,312	65%	$14,025	$10,128	$3,897	38%
Recorded Music administration expenses	2,124	1,978	146	7%	5,049	4,359	690	16%
Other administration expenses	1,033	270	763	283%	1,686	508	1,178	232%
Total administration expenses	$11,595	$7,374	$4,221	57%	$20,760	$14,995	$5,765	38%

Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022

Total administration expenses increased by $4,221 thousand, or 57%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, reflecting increases in both the Music Publishing and Recorded Music segments, as well as an increase in Other administration expenses. Approximately $2,700 thousand of the increase relates to the write-off of recoupable legal expenses and attorneys’ fees incurred in connection with the Royalty Dispute described in Note 15 to the accompanying condensed consolidated financial statements (the “Recoupable legal fee write-off”). Expressed as a percentage of revenues, administration expenses increased to 30% for the three months ended September 30, 2023 from 22% for the three months ended September 30, 2022, primarily due to the Recoupable legal fee write-off.

Music Publishing administration expenses increased by $3,312 thousand, or 65%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Expressed as a percentage of revenues, Music Publishing administration expenses increased to 33% for the three months ended September 30, 2023 from 21% for the three months ended September 30, 2022, primarily as a result of the Recoupable legal fee write-off.

Recorded Music administration expenses increased by $146 thousand, or 7%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Expressed as a percentage of revenue, Recorded Music administration expenses decreased to 20% for the three months ended September 30, 2023 from 22% for the three months ended September 30, 2022, primarily due to taking advantage of operating leverage on the Recorded Music platform.

Other administration expenses increased by $763 thousand, or 283%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to selling expenses associated with our artist management business, consisting mostly of manager compensation.

Six Months Ended September 30, 2023 vs. Six Months Ended September 30, 2022

Total administration expenses increased by $5,765 thousand, or 38%, during the six months ended September 30, 2023 compared to the six months ended September 30, 2022, reflecting increases in both the Music Publishing and Recorded Music segments, as well as an increase in Other administration expenses. Approximately $2,700 thousand of the increase relates to the Recoupable legal fee write-off. Expressed as a percentage of revenues, administration expenses increased to 30% for the six months ended September 30, 2023 from 26% for the six months ended September 30, 2022, primarily as a result of the Recoupable legal fee write-off.

Music Publishing administration expenses increased by $3,897 thousand, or 38%, during the six months ended September 30, 2023 compared to the six months ended September 30, 2022. Expressed as a percentage of revenues, Music Publishing administration expenses increased to 30% for the six months ended September 30, 2023 from 25% for the six months ended September 30, 2022, primarily as a result of the Recoupable legal fee write-off.

Recorded Music administration expenses increased by $690 thousand, or 16%, during the six months ended September 30, 2023 compared to the six months ended September 30, 2022. Expressed as a percentage of revenue, Recorded Music administration expenses decreased to 24% for the six months ended September 30, 2023 from 26% for the six months ended September 30, 2022, primarily due to taking advantage of operating leverage on the Recorded Music platform.

Other administration expenses increased by $1,178 thousand, or 232%, during the six months ended September 30, 2023 compared to the six months ended September 30, 2022, primarily due to selling expenses associated with our artist management business, consisting mostly of manager compensation.

Interest Expense

Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022

Interest expense increased by $2,255 thousand, or 64%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Approximately $620 thousand of this increase was incurred in connection with settlement of the Royalty Dispute described in Note 15 to the accompanying condensed consolidated financial statements. The remaining increase was primarily driven by increased debt balances due to use of funds in acquisitions of music catalogs and writer signings, as well as increases in SOFR.

Six Months Ended September 30, 2023 vs. Six Months Ended September 30, 2022

Interest expense increased by $4,012 thousand, or 62%, during the six months ended September 30, 2023 compared to the six months ended September 30, 2022. Approximately $620 thousand of this increase was incurred in connection with settlement of the Royalty Dispute described in Note 15 to the accompanying condensed consolidated financial statements. The remaining increase was primarily driven by increased debt balances due to use of funds in acquisitions of music catalogs and writer signings, as well as increases in SOFR.

(Loss) Gain on Foreign Exchange

Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022

Loss on foreign exchange was $40 thousand for the three months ended September 30, 2023 compared to a gain on foreign exchange of $173 thousand for the three months ended September 30, 2022. This change was due to fluctuations in the two foreign currencies we are directly exposed to, namely British pound sterling and euro.

Six Months Ended September 30, 2023 vs. Six Months Ended September 30, 2022

Loss on foreign exchange was $70 thousand for the six months ended September 30, 2023 compared to a gain on foreign exchange of $281 thousand for the six months ended September 30, 2022. This change was due to fluctuations in the two foreign currencies we are directly exposed to, namely British pound sterling and euro.

Gain on Fair Value of Swaps

Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022

Gain on fair value of swaps decreased by $2,304 thousand during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This change was due to marking to market our interest rate swap hedges.

Six Months Ended September 30, 2023 vs. Six Months Ended September 30, 2022

Gain on fair value of swaps decreased by $2,029 thousand during the six months ended September 30, 2023 compared to the six months ended September 30, 2022. This change was due to marking to market our interest rate swap hedges.

Income Tax Expense

Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022

Income tax expense was $292 thousand during the three months ended September 30, 2023 compared to $1,682 thousand during the three months ended September 30, 2022. The effective income tax rate during the three months ended September 30, 2023 was

29.9% compared to 27.3% during the three months ended September 30, 2022. The increase in the effective income tax rate was driven primarily by changes in the mix of income from multiple tax jurisdictions.

Six Months Ended September 30, 2023 vs. Six Months Ended September 30, 2022

Income tax expense was $354 thousand during the six months ended September 30, 2023 compared to $1,688 thousand during the six months ended September 30, 2022. The effective income tax rate during the six months ended September 30, 2023 was 29.5% compared to 27.3% during the six months ended September 30, 2022. The increase in the effective income tax rate was driven primarily by changes in the mix of income from multiple tax jurisdictions.

Net Income

Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022

Net income was $682 thousand during the three months ended September 30, 2023 compared to $4,486 thousand during the three months ended September 30, 2022. The decrease in net income was driven primarily by a $2,304 thousand decrease in Gain on fair value of swaps, a $2,255 thousand increase in interest expense and a $422 thousand decrease in operating income. These factors were partially offset by a $1,391 thousand decrease in income tax expense.

Six Months Ended September 30, 2023 vs. Six Months Ended September 30, 2022

Net income was $847 thousand during the six months ended September 30, 2023 compared to $4,503 thousand during the six months ended September 30, 2022. The decrease in net income was driven primarily by a $4,012 thousand increase in interest expense and a $2,029 thousand decrease in Gain on fair value of swaps. These factors were partially offset by a $1,402 thousand increase in operating income and a $1,334 thousand decrease in income tax expense.

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

Reconciliation of Operating Income to OIBDA

We use OIBDA as our primary measure of financial performance. The following tables reconcile operating income to OIBDA (in thousands):

	Consolidated
	For the Three Months				For the Six Months
	Ended September 30,		2023 vs. 2022		Ended September 30,		2023 vs. 2022
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Operating income	$6,145	$6,567	$(422)	(6)%	$9,290	$7,888	$1,402	18%
Amortization and depreciation expenses	6,215	5,384	831	15%	12,270	10,746	1,524	14%
OIBDA	$12,360	$11,951	$409	3%	$21,560	$18,634	$2,926	16%

OIBDA Margin	32%	36%			31%	32%

	Music Publishing
	For the Three Months				For the Six Months
	Ended September 30,		2023 vs. 2022		Ended September 30,		2023 vs. 2022
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Operating income	$1,411	$3,074	$(1,663)	(54)%	$2,807	$2,813	$(6)	0%
Amortization and depreciation expenses	4,791	4,010	781	19%	9,095	7,964	1,131	14%
OIBDA	$6,202	$7,084	$(882)	(12)%	$11,902	$10,777	$1,125	10%

OIBDA Margin	24%	29%			25%	27%

	Recorded Music
	For the Three Months				For the Six Months Ended
	Ended September 30,		2023 vs. 2022		September 30,		2023 vs. 2022
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Operating income	$4,130	$3,476	$654	19%	$5,894	$5,058	$836	17%
Amortization and depreciation expenses	1,399	1,353	46	3%	3,128	2,737	391	14%
OIBDA	$5,529	$4,829	$700	14%	$9,022	$7,795	$1,227	16%

OIBDA Margin	51%	54%			43%	47%

OIBDA

Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022

Consolidated OIBDA increased by $409 thousand, or 3%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, driven by a $700 thousand increase in Recorded Music OIBDA and a $591 thousand increase in Other OIBDA, partially offset by an $882 thousand decrease in Music Publishing OIBDA, including the impact of the Recoupable legal fee write-off. Expressed as a percentage of revenue, OIBDA Margin decreased to 32% for the three months ended September 30, 2023 from 36% for the three months ended September 30, 2022.

Music Publishing OIBDA decreased by $882 thousand, or 12%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Expressed as a percentage of revenue, Music Publishing OIBDA Margin decreased to 24% in the three months ended September 30, 2023 from 29% in the three months ended September 30, 2022. The decreases in Music Publishing OIBDA and OIBDA Margin reflect the impact of the Recoupable legal fee write-off, partially offset by revenue growth and improved margins.

Recorded Music OIBDA increased by $700 thousand, or 14% during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Expressed as a percentage of revenue, Recorded Music OIBDA Margin decreased to 51% during the three months ended September 30, 2023 from 54% in the three months ended September 30, 2022. This decrease is primarily driven by a decrease in margins due to the change in the mix of sales by type to a higher percentage of physical sales, partially offset by improved operating leverage on the Recorded Music platform.

Six Months Ended September 30, 2023 vs. Six Months Ended September 30, 2022

Consolidated OIBDA increased by $2,926 thousand, or 16%, during the six months ended September 30, 2023 compared to the six months ended September 30, 2022, driven by a $1,227 thousand increase in Recorded Music OIBDA and $1,125 thousand increase in Music Publishing OIBDA. Expressed as a percentage of revenue, OIBDA Margin decreased to 31% for the six months ended September 30, 2023 from 32% for the six months ended September 30, 2022.

Music Publishing OIBDA increased by $1,125 thousand, or 10%, during the six months ended September 30, 2023 compared to the six months ended September 30, 2022. Expressed as a percentage of revenue, Music Publishing OIBDA Margin decreased to 25% in the six months ended September 30, 2023 from 27% in the six months ended September 30, 2022. The increase in Music Publishing OIBDA reflects revenue growth and the decrease in OIBDA Margin reflects the Recoupable legal fee write-off, partially offset by improved margins.

Recorded Music OIBDA increased by $1,227 thousand, or 16% during the six months ended September 30, 2023 compared to the six months ended September 30, 2022. Expressed as a percentage of revenue, Recorded Music OIBDA Margin decreased to 43% during the six months ended September 30, 2023 from 47% in the six months ended September 30, 2022. This decrease is primarily driven by a decrease in margins due to the change in the mix of sales by type to a higher percentage of physical sales, partially offset by improved operating leverage on the Recorded Music platform.

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

The following table reconciles net income to Adjusted EBITDA (in thousands):

	For the Three Months				For the Six Months
	Ended September 30,		2023 vs. 2022		Ended September 30,		2023 vs. 2022
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net income	$682	$4,486	$(3,804)	(85)%	$847	$4,503	$(3,656)	(81)%
Income tax expense	292	1,682	(1,390)	(83)%	354	1,688	(1,334)	(79)%
Interest expense	5,760	3,505	2,255	64%	10,493	6,481	4,012	62%
Amortization and depreciation	6,215	5,384	831	15%	12,270	10,746	1,524	14%
EBITDA	12,949	15,057	(2,108)	(14)%	23,964	23,418	546	2%
Loss (gain) on foreign exchange(a)	40	(173)	213	(123)%	70	(281)	351	(125)%
Gain on fair value of swaps(b)	(628)	(2,932)	2,304	(79)%	(2,473)	(4,503)	2,030	(45)%
Non-cash share-based compensation(c)	813	851	(38)	(4)%	1,727	1,617	110	7%
Recoupable legal fee write-off(d)	2,695	—	2,695	NM	2,695	—	2,695	NM
Other (income) expense, net	—	—	—	NM	(1)	—	(1)	NM
Adjusted EBITDA	$15,869	$12,803	$3,066	24%	$25,982	$20,251	$5,731	28%

NM - Not meaningful

(a)Reflects the loss or (gain) on foreign exchange fluctuations.
(b)Reflects the non-cash gain on the mark-to-market of interest rate swaps.
(c)Reflects non-cash share-based compensation expense related to the Reservoir Media, Inc. 2021 Omnibus Incentive Plan.
(d)Reflects the write-off of recoupable legal expenses and attorneys’ fees incurred in connection with the Royalty Dispute described in Note 15 to the accompanying condensed consolidated financial statements

Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022

Consolidated Adjusted EBITDA increased by $3,066 thousand, or 24%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily as a result of revenue growth. Adjusted EBITDA Margin increased to 41% during the three months ended September 30, 2023 compared to 38% during the three months ended September 30, 2022, primarily due to improved operating leverage.

Six Months Ended September 30, 2023 vs. Six Months Ended September 30, 2022

Consolidated Adjusted EBITDA increased by $5,731 thousand, or 28%, during the six months ended September 30, 2023 compared to the six months ended September 30, 2022, primarily as a result of revenue growth. Adjusted EBITDA Margin increased to 37% during the six months ended September 30, 2023 compared to 35% during the six months ended September 30, 2022, primarily due to improved operating leverage.

Liquidity and Capital Resources

Capital Resources

As of September 30, 2023, we had $332,134 thousand of debt (net of $5,694 thousand of deferred financing costs) and $20,555 thousand of cash and cash equivalents.

Cash Flows

The following table summarizes our historical cash flows (in thousands).

	For the Six Months Ended
	September 30,		2023 vs.2022
	2023	2022	$ Change	% Change
Cash provided by (used in):
Operating activities	$18,857	$11,626	$7,231	62%
Investing activities	$(32,516)	$(15,955)	$(16,561)	104%
Financing activities	$19,573	$6,517	$13,056	200%

Operating Activities

Cash provided by operating activities was $18,857 thousand for the six months ended September 30, 2023 compared to $11,626 thousand for the six months ended September 30, 2022. The primary driver of the $7,231 thousand increase in cash provided by operating activities during the six months ended September 30, 2023 as compared to the six months ended September 30, 2022 was the timing of accounts receivable collections and payments of accounts payable and accrued liabilities.

Investing Activities

Cash used in investing activities was $32,516 thousand for the six months ended September 30, 2023 compared to $15,955 thousand for the six months ended September 30, 2022. The increase in cash used in investing activities was primarily due to increased acquisitions of music catalogs.

Financing Activities

Cash provided by financing activities was $19,573 thousand for the six months ended September 30, 2023 compared to $6,517 thousand for the six months ended September 30, 2022. The increase in cash provided by financing activities in the six months ended September 30, 2023 reflects an increase in net borrowings used for investing activities.

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

Existing Debt as of September 30, 2023

As of September 30, 2023, our outstanding debt consisted of $337,828 thousand borrowed under the Senior Credit Facility. As of September 30, 2023, remaining borrowing availability under the Senior Credit Facility was $112,172 thousand.

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

Non-compliance with the fixed charge coverage ratio and consolidated senior debt to library value ratio could result in the lenders, subject to customary cure rights, requiring the immediate payment of all amounts outstanding under the Senior Credit Facility, which could have a material adverse effect on our business, cash flows, financial condition and results of operations. As of September 30, 2023, we were in compliance with both of the financial covenants under the Senior Credit Facility.

Interest Rate Swaps

At September 30, 2023, RMM had the following interest rate swaps outstanding, under which it pays a fixed rate and receives a floating interest payment from the counterparty based on SOFR with reference to notional amounts adjusted to match the amended scheduled principal repayments pursuant to the Senior Credit Facility (in thousands):

	Notional
	Amount at
Effective Date	September 30, 2023	Pay Fixed Rate	Maturity
March 10, 2022	$8,000	1.533%	September 2024
March 10, 2022	$87,681	1.422%	September 2024
December 31, 2021	$54,319	0.972%	September 2024
September 30, 2024	$100,000	2.946%	December 2027

Dividends

Our ability to pay dividends is restricted by covenants in the Senior Credit Facility. We did not pay any dividends to stockholders during the three and six months ended September 30, 2023.

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

Contractual and Other Obligations

As of September 30, 2023, there have been no material changes, outside the ordinary course of business, in our contractual obligations since March 31, 2023. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual and Other Obligations” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on May 31, 2023 for information regarding our contractual obligations.

Critical Accounting Policies

As of September 30, 2023, there have been no material changes to our critical accounting policies since March 31, 2023. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on May 31, 2023 for information regarding our critical accounting policies. We believe that our accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. The preparation of our condensed consolidated financial statements in conformity with US GAAP requires us to make estimates and judgments that affect the amounts reported in those condensed consolidated financial statements and the accompanying notes thereto. We believe we have used reasonable estimates and assumptions in preparing the condensed consolidated financial statements. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

Off-Balance Sheet Arrangements

As of September 30, 2023, we had no off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023, as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.

As a result of the material weaknesses in our internal controls over financial reporting, as previously disclosed under Part II “Item 9A, Controls and Procedures” in our Annual Report on Form 10-K for the year ended March 31, 2023 (the “Annual Report”), our principal executive officer and principal financial and accounting officer concluded that during the period covered by this Quarterly Report our disclosure controls and procedures were not effective as of September 30, 2023. Notwithstanding these material weaknesses, management has concluded that the condensed consolidated financial statements included in this Quarterly Report are fairly stated in all material respects in accordance with U.S. GAAP.

Remediation Plan and Status of Material Weaknesses

We continue to take steps to remediate the material weaknesses described in our Annual Report by hiring additional qualified accounting personnel and further evolving our accounting processes. Specifically, since the material weakness related to the lack of qualified personnel was identified, we retained third party experts on complex technical accounting issues and taxes, as well as hired additional accounting personnel with the requisite experience to improve the process around financial reporting. We are actively improving our risk assessment activities, implementing corrective actions to support our remediation of the material weaknesses noted above. This includes, but is not limited to, providing training to process and control owners, enhancing relevant policies, procedures, guidelines and documentation templates, implementing new controls and improving documentation supporting existing controls, and enhancing segregation of duties by reducing access to our Enterprise Resource Planning (ERP) system. The evaluation over whether these improved control activities have been designed effectively, is ongoing.

In future periods, we will ensure that the improved processes and controls have been designed and implemented effectively, and we will also evaluate the operating effectiveness of the new and redesigned controls.

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

Changes in Internal Control over Financial Reporting

Except as disclosed above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no other unregistered sales of equity securities during the three months ended September 30, 2023, which have not been previously disclosed on a Current Report on Form 8-K.

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

RESERVOIR MEDIA, INC.

Date: November 7, 2023	By:	/s/ Golnar Khosrowshahi
Name: Golnar Khosrowshahi
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Jim Heindlmeyer
Name: Jim Heindlmeyer
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)