Form 10-Q
period 2023-12-31
Reservoir Media, Inc.
filed 2024-02-07
CIK 1824403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of February 5, 2024, there were 64,822,260 shares of Common Stock of Reservoir Media, Inc. issued and outstanding.

RESERVOIR MEDIA, INC.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(In U.S. dollars, except share data)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Revenues	$35,476,172	$29,931,413	$105,710,058	$87,475,894
Costs and expenses:
Cost of revenue	13,221,974	11,750,296	41,136,237	35,665,462
Amortization and depreciation	6,342,918	5,546,301	18,613,026	16,292,145
Administration expenses	9,389,344	8,035,758	30,148,848	23,031,248
Total costs and expenses	28,954,236	25,332,355	89,898,111	74,988,855

Operating income	6,521,936	4,599,058	15,811,947	12,487,039

Interest expense	(5,372,285)	(4,098,910)	(15,865,324)	(10,579,788)
Loss on early extinguishment of debt	—	(914,040)	—	(914,040)
Gain (loss) on foreign exchange	264	56,973	(69,828)	337,659
(Loss) gain on fair value of swaps	(4,247,523)	(179,573)	(1,774,045)	4,323,207
Other income (expense), net	(990,488)	43	(989,952)	90
(Loss) income before income taxes	(4,088,096)	(536,449)	(2,887,202)	5,654,167
Income tax (benefit) expense	(1,226,649)	3,529,984	(872,663)	5,217,691
Net (loss) income	(2,861,447)	(4,066,433)	(2,014,539)	436,476
Net income attributable to noncontrolling interests	(101,612)	(340,190)	(135,797)	(230,127)
Net (loss) income attributable to Reservoir Media, Inc.	$(2,963,059)	$(4,406,623)	$(2,150,336)	$206,349

(Loss) earnings per common share (Note 13):
Basic	$(0.05)	$(0.07)	$(0.03)	$—
Diluted	$(0.05)	$(0.07)	$(0.03)	$—

Weighted average common shares outstanding (Note 13):
Basic	64,826,026	64,379,536	64,731,569	64,316,532
Diluted	64,826,026	64,379,536	64,731,569	64,765,381

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In U.S. dollars)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net (loss) income	$(2,861,447)	$(4,066,433)	$(2,014,539)	$436,476
Other comprehensive income (loss):
Translation adjustments	2,384,683	4,652,084	1,325,726	(5,283,489)
Total comprehensive (loss) income	(476,764)	585,651	(688,813)	(4,847,013)
Comprehensive income attributable to noncontrolling interests	(101,612)	(340,190)	(135,797)	(230,127)
Total comprehensive (loss) income attributable to Reservoir Media, Inc.	$(578,376)	$245,461	$(824,610)	$(5,077,140)

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars, except share data)

(Unaudited)

	December 31,	March 31,
	2023	2023
Assets
Current assets
Cash and cash equivalents	$19,514,381	$14,902,076
Accounts receivable	30,583,910	31,255,867
Current portion of royalty advances	13,726,825	15,188,656
Inventory and prepaid expenses	6,796,410	5,458,522
Total current assets	70,621,526	66,805,121

Intangible assets, net	644,525,473	617,404,741
Equity method and other investments	1,567,663	2,305,719
Royalty advances, net of current portion	56,462,194	51,737,844
Property, plant and equipment, net	604,449	568,339
Operating lease right of use assets, net	7,239,846	7,356,312
Fair value of swap assets	4,982,839	6,756,884
Other assets	1,339,652	1,147,969
Total assets	$787,343,642	$754,082,929

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$7,376,882	$6,680,421
Royalties payable	37,403,181	33,235,235
Accrued payroll	1,386,230	1,689,310
Deferred revenue	1,937,650	2,151,889
Other current liabilities	8,077,446	10,583,794
Income taxes payable	—	204,987
Total current liabilities	56,181,389	54,545,636

Secured line of credit	342,455,820	311,491,581
Deferred income taxes	29,878,778	30,525,523
Operating lease liabilities, net of current portion	6,983,373	7,072,553
Other liabilities	588,745	785,113
Total liabilities	436,088,105	404,420,406

Contingencies and commitments (Note 15)

Shareholders’ Equity
Preferred stock, $0.0001 par value 75,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2023 and March 31, 2023	—	—
Common stock, $0.0001 par value; 750,000,000 shares authorized, 64,813,399 shares issued and outstanding at December 31, 2023; 64,441,244 shares issued and outstanding at March 31, 2023	6,481	6,444
Additional paid-in capital	340,742,579	338,460,789
Retained earnings	12,602,384	14,752,720
Accumulated other comprehensive loss	(3,529,603)	(4,855,329)
Total Reservoir Media, Inc. shareholders’ equity	349,821,841	348,364,624
Noncontrolling interest	1,433,696	1,297,899
Total shareholders’ equity	351,255,537	349,662,523
Total liabilities and shareholders’ equity	$787,343,642	$754,082,929

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In U.S. dollars, except share data)

(Unaudited)

	For the Three and Nine Months Ended December 31, 2023
	Common Stock				Accumulated
			Additional		other
			paid-in	Retained	comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	capital	earnings	loss	interests	equity
Balance, March 31, 2023	64,441,244	$6,444	$338,460,789	$14,752,720	$(4,855,329)	$1,297,899	$349,662,523
Share-based compensation	—	—	713,802	—	—	—	713,802
Vesting of restricted stock units, net of shares withheld for employee taxes	207,733	21	(689,176)	—	—	—	(689,155)
Reclassification of liability-classified awards to equity-classified awards	—	—	664,167	—	—	—	664,167
Net income (loss)	—	—	—	277,333	—	(112,780)	164,553
Other comprehensive income	—	—	—	—	1,139,476	—	1,139,476
Balance, June 30, 2023	64,648,977	$6,465	$339,149,582	$15,030,053	$(3,715,853)	$1,185,119	$351,655,366
Share-based compensation	—	—	612,235	—	—	—	612,235
Stock option exercises	56,466	5	288,537	—	—	—	288,542
Vesting of restricted stock units	105,392	11	(11)	—	—	—	—
Reclassification of liability-classified awards to equity-classified awards	—	—	80,000	—	—	—	80,000
Net income	—	—	—	535,390	—	146,965	682,355
Other comprehensive loss	—	—	—	—	(2,198,433)	—	(2,198,433)
Balance, September 30, 2023	64,810,835	$6,481	$340,130,343	$15,565,443	$(5,914,286)	$1,332,084	$351,120,065
Share-based compensation	—	—	612,236	—	—	—	612,236
Vesting of restricted stock units	2,564	—	—	—	—	—	—
Net (loss) income	—	—	—	(2,963,059)	—	101,612	(2,861,447)
Other comprehensive income	—	—	—	—	2,384,683	—	2,384,683
Balance, December 31, 2023	64,813,399	$6,481	$340,742,579	$12,602,384	$(3,529,603)	$1,433,696	$351,255,537

	For the Three and Nine Months Ended December 31, 2022
	Common Stock				Accumulated
			Additional		other
			paid-in	Retained	comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	capital	earnings	loss	interests	equity
Balance, March 31, 2022	64,150,186	$6,415	$335,372,981	$12,213,519	$(1,198,058)	$1,057,467	$347,452,324
Share-based compensation	—	—	359,461	—	—	—	359,461
Vesting of restricted stock units, net of shares withheld for employee taxes	140,138	14	(475,872)	—	—	—	(475,858)
Reclassification of liability-classified awards to equity-classified awards	—	—	961,429	—	—	—	961,429
Net income (loss)	—	—	—	76,039	—	(59,218)	16,821
Other comprehensive loss	—	—	—	—	(5,011,563)	—	(5,011,563)
Balance, June 30, 2022	64,290,324	$6,429	$336,217,999	$12,289,558	$(6,209,621)	$998,249	$343,302,614
Share-based compensation	—	—	596,184	—	—	—	596,184
Vesting of restricted stock units	83,580	8	(8)	—	—	—	—
Reclassification of liability-classified awards to equity-classified awards	—	—	145,000	—	—	—	145,000
Net income (loss)	—	—	—	4,536,933	—	(50,845)	4,486,088
Other comprehensive loss	—	—	—	—	(4,924,010)	—	(4,924,010)
Balance, September 30, 2022	64,373,904	$6,437	$336,959,175	$16,826,491	$(11,133,631)	$947,404	$343,605,876
Share-based compensation	—	—	605,146	—	—	—	605,146
Stock option exercises	11,294	1	57,712	—	—	—	57,713
Net (loss) income	—	—	—	(4,406,623)	—	340,190	(4,066,433)
Other comprehensive income	—	—	—	—	4,652,084	—	4,652,084
Balance, December 31, 2022	64,385,198	$6,438	$337,622,033	$12,419,868	$(6,481,547)	$1,287,594	$344,854,386

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

(Unaudited)

	Nine Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(2,014,539)	$436,476
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of intangible assets	18,433,037	16,152,354
Depreciation of property, plant and equipment	179,989	139,791
Share-based compensation	2,540,146	2,408,677
Non-cash interest charges	1,003,626	1,738,414
Loss on early extinguishment of debt	—	914,040
Loss (gain) on fair value of swaps	1,774,045	(4,323,207)
Impairment of equity investment	991,105	—
Share of earnings of equity affiliates, net of tax	—	(34,131)
Dividend from equity affiliates	—	62,304
Deferred income taxes	(950,760)	3,658,643
Changes in operating assets and liabilities:
Accounts receivable	671,957	(1,635,872)
Inventory and prepaid expenses	(1,337,888)	(1,813,272)
Royalty advances	(3,262,519)	(5,872,059)
Other assets and liabilities	349,257	(483,961)
Accounts payable and accrued expenses	4,234,773	13,307,088
Income taxes payable	(204,987)	1,548,111
Net cash provided by operating activities	22,407,242	26,203,396

Cash flows from investing activities:
Purchases of music catalogs	(46,765,596)	(45,099,964)
Investments in affiliates	(200,000)	—
Purchase of property, plant and equipment	(216,099)	(310,363)
Net cash used for investing activities	(47,181,695)	(45,410,327)

Cash flows from financing activities:
Proceeds from secured line of credit	34,000,000	23,182,694
Repayment of secured line of credit	(4,000,000)	—
Proceeds from stock option exercises	288,542	57,713
Taxes paid related to net share settlement of restricted stock units	(689,155)	(475,858)
Deferred financing costs paid	(39,387)	(3,533,253)
Net cash provided by financing activities	29,560,000	19,231,296

Foreign exchange impact on cash	(173,242)	(815,833)

Increase (decrease) in cash and cash equivalents	4,612,305	(791,468)
Cash and cash equivalents beginning of period	14,902,076	17,814,292
Cash and cash equivalents end of period	$19,514,381	$17,022,824

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for the three and nine months ended December 31, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending March 31, 2024 or any other period.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(Unaudited)

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which expands income tax disclosures, including requiring enhanced disclosures related to the rate reconciliation and income taxes paid information. The amendments in ASU 2023-09 should be applied on a prospective basis, with retrospective application permitted. ASU 2023-09 is effective for annual periods of public business entities for fiscal years beginning after December 15, 2024 and for annual periods of entities other than public entities beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact that adoption of ASU 2023-09 will have on its disclosures upon adoption.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which expands segment disclosures for public entities, including requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), the title and position of the CODM and an explanation of how the CODM uses reported measures of segment profit or loss in assessing segment performance and allocating resources. ASU 2023-07 also expands disclosures about a reportable segment’s profit or loss and assets in interim periods and clarifies that a public entity may report additional measures of segment profit if the CODM uses more than one measure of a segment’s profit or loss. ASU 2023-07 does not remove existing segment disclosure requirements or change how a public entity identifies its operating segments, aggregates those operating segments, or determines its reportable segments. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and subsequent interim periods with early adoption permitted, and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact that adoption of ASU 2023-07 will have on its disclosures upon adoption.

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

NOTE 4. REVENUE RECOGNITION

For the Company’s operating segments, Music Publishing and Recorded Music, the Company accounts for a contract when it has legally enforceable rights and obligations and collectability of consideration is probable. The Company identifies the performance obligations and determines the transaction price associated with the contract. Revenue is recognized when, or as, control of the promised services or goods is transferred to the Company’s customers, and in an amount that reflects the consideration the Company is contractually due in exchange for those services or goods. Certain of the Company’s arrangements include licenses of intellectual property with consideration in the form of sales- and usage-based royalties. Royalty revenue is recognized when the subsequent sale or usage occurs using the best estimates available of the amounts that will be received by the Company. The Company recognized revenue of $3,682,276 and $3,478,970 from performance obligations satisfied in previous periods for the nine months ended December 31, 2023 and 2022, respectively. Revenue recognized from performance obligations satisfied in previous periods for the nine months ended December 31, 2022 was impacted by an update to estimated Music Publishing royalties based on the Company’s estimate of effects arising from the July 2022 ruling by the U.S. Copyright Royalty Board (the “CRB”) to affirm increases to the statutory royalty rate structure for mechanical royalties in the U.S. for the period 2018 to 2022. For much of the period between 2018 and 2022, most digital service providers accounted and submitted payment to the Company using the applicable 2017 rate while the remand process took place.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(Unaudited)

Disaggregation of Revenue

The Company’s revenue consisted of the following categories during the three and nine months ended December 31, 2023 and 2022:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Revenue by Type
Digital	$13,938,412	$10,717,506	$38,594,301	$32,428,357
Performance	4,272,420	4,407,361	15,280,829	12,355,228
Synchronization	4,012,451	3,670,065	11,512,976	11,382,565
Mechanical	390,831	589,209	2,202,140	2,104,190
Other	529,496	770,990	2,252,741	2,394,879
Total Music Publishing	23,143,610	20,155,131	69,842,987	60,665,219

Digital	6,589,119	5,246,986	19,476,308	16,122,688
Physical	1,671,093	1,104,207	7,138,031	3,252,740
Neighboring rights	956,984	822,106	2,618,529	2,248,387
Synchronization	782,224	388,305	1,978,668	2,402,179
Total Recorded Music	9,999,420	7,561,604	31,211,536	24,025,994

Other revenue	2,333,142	2,214,678	4,655,535	2,784,681
Total revenue	$35,476,172	$29,931,413	$105,710,058	$87,475,894

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Revenue by Geographical Location
United States Music Publishing	$14,063,281	$11,187,010	$41,435,627	$35,946,459
United States Recorded Music	5,315,263	4,188,061	16,722,726	12,958,074
United States other revenue	2,333,142	2,214,678	4,655,535	2,784,681
Total United States	21,711,686	17,589,749	62,813,888	51,689,214
International Music Publishing	9,080,329	8,968,121	28,407,360	24,718,760
International Recorded Music	4,684,157	3,373,543	14,488,810	11,067,920
Total International	13,764,486	12,341,664	42,896,170	35,786,680
Total revenue	$35,476,172	$29,931,413	$105,710,058	$87,475,894

Only the United States represented 10% or more of the Company’s total revenues in the three and nine months ended December 31, 2023 and 2022.

Deferred Revenue

The following table reflects the change in deferred revenue during the nine months ended December 31, 2023 and 2022:

	2023	2022
Balance at beginning of period	$2,151,889	$1,103,664
Cash received during period	3,029,695	4,977,624
Revenue recognized during period	(3,243,934)	(3,337,864)
Balance at end of period	$1,937,650	$2,743,424

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(Unaudited)

NOTE 5. ACQUISITIONS

In the ordinary course of business, the Company regularly acquires publishing and recorded music catalogs, which are typically accounted for as asset acquisitions. During the nine months ended December 31, 2023 and 2022, the Company completed such acquisitions totaling $43,816,768 and $36,264,222, respectively, inclusive of deferred acquisition payments, none of which were individually significant.

NOTE 6. INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following as of December 31, 2023 and March 31, 2023:

	December 31, 2023	March 31, 2023
Intangible assets subject to amortization:
Publishing and recorded music catalogs	$767,747,589	$721,904,892
Artist management contracts	919,526	893,283
Gross intangible assets	768,667,115	722,798,175
Accumulated amortization	(124,141,642)	(105,393,434)
Intangible assets, net	$644,525,473	$617,404,741

Straight-line amortization expense totaled $6,281,016 and $5,496,020 in the three months ended December 31, 2023 and 2022, respectively. Straight-line amortization expense totaled $18,433,037 and $16,152,354 in the nine months ended December 31, 2023 and 2022, respectively.

NOTE 7. ROYALTY ADVANCES

The Company made royalty advances totaling $13,430,007 and $15,706,783 during the nine months ended December 31, 2023 and 2022, respectively, recoupable from the writer’s or artist’s share of future royalties otherwise payable, in varying amounts. Advances expected to be recouped within the next twelve months are classified as current assets, with the remainder classified as noncurrent assets.

The following table reflects the change in royalty advances during the nine months ended December 31, 2023 and 2022:

	2023	2022
Balance at beginning of period	$66,926,500	$57,012,754
Additions	13,430,007	15,706,783
Recoupments	(10,167,488)	(9,834,724)
Balance at end of period	$70,189,019	$62,884,813

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(Unaudited)

NOTE 8. SECURED LINE OF CREDIT

Long-term debt consists of the following:

	December 31, 2023	March 31, 2023
Secured line of credit	$347,828,410	$317,828,409
Debt issuance costs, net	(5,372,590)	(6,336,828)
	$342,455,820	$311,491,581

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

The Senior Credit Facility also includes an “accordion feature” that permits RMM to seek additional commitments in an amount not to exceed $150,000,000. As of December 31, 2023, the Senior Credit Facility had a borrowing capacity of $450,000,000, with remaining borrowing availability of $102,171,590.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(Unaudited)

Interest Rate Swaps

At December 31, 2023, RMM had the following interest rate swaps outstanding, under which it pays a fixed rate and receives a floating interest payment from the counterparty based on SOFR with reference to notional amounts adjusted to match the amended scheduled principal repayments pursuant to the Senior Credit Facility:

	Notional
	Amount at	Pay Fixed
Effective Date	December 31, 2023	Rate	Maturity
March 10, 2022	$7,875,000	1.533%	September 2024
March 10, 2022	$87,621,062	1.422%	September 2024
December 31, 2021	$54,503,938	0.972%	September 2024
September 30, 2024	$100,000,000	2.946%	December 2027

NOTE 9. INCOME TAXES

Income tax (benefit) expense for the three months ended December 31, 2023 and 2022 was $(1,226,649) and $3,529,984, respectively. Income tax (benefit) expense for the nine months ended December 31, 2023 and 2022 was $(872,663) and $5,217,691, respectively.

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

NOTE 10. SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid and income taxes paid for the nine months ended December 31, 2023 and 2022 were comprised of the following:

	2023	2022
Interest paid	$13,019,891	$8,006,819
Income taxes paid	$285,507	$43,446

Non-cash investing and financing activities for the nine months ended December 31, 2023 and 2022 were comprised of the following:

	2023	2022
Acquired intangible assets included in other liabilities	$1,910,555	$2,748,436
Reclassification of liability-classified awards to equity-classified awards	$744,167	$1,106,429
Right-of-use assets received in exchange for operating lease obligations	$595,370	$6,146,064

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(Unaudited)

NOTE 11. WARRANTS

As of December 31, 2023, the Company’s outstanding warrants included 5,750,000 publicly-traded warrants (the “Public Warrants”), which were issued during ROCC’s initial public offering on December 15, 2020, and 137,500 warrants sold in a private placement to ROCC’s sponsor (the “Private Warrants” and together with the Public Warrants, the “Warrants”), which were assumed by the Company in connection with the Business Combination and exchanged into warrants for shares of Common Stock. Each whole Warrant entitles the registered holder to purchase one whole share of Common Stock at a price of $11.50 per share, provided that the Company has an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder.

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

NOTE 12. SHARE-BASED COMPENSATION

Share-based compensation expense totaled $812,860 ($626,015, net of taxes) and $791,187 ($609,829, net of taxes) during the three months ended December 31, 2023 and 2022, respectively. Share-based compensation expense totaled $2,540,146 ($1,956,263, net of taxes) and $2,408,677 ($1,856,553, net of taxes) during the nine months ended December 31, 2023 and 2022, respectively. Share-based compensation expense is classified as “Administration expenses” in the accompanying condensed consolidated statements of income.

During the three and nine months ended December 31, 2023 and 2022, the Company granted restricted stock units (“RSUs”) to satisfy previous obligations to issue a variable number of equity awards based on a fixed monetary amount. Prior to the issuance of these RSUs, the Company classified these awards as liabilities. Upon issuance of the RSU’s the awards became equity-classified as they no longer met the criteria to be liability-classified and as a result liabilities of $744,167 and $1,106,429 were reclassified from accounts payable and accrued liabilities to additional paid-in capital during the nine months ended December 31, 2023 and 2022, respectively.

NOTE 13. (LOSS) EARNINGS PER SHARE

The following table summarizes the basic and diluted (loss) earnings per common share calculation for the three and nine months ended December 31, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022

Basic (loss) earnings per common share
Net (loss) income attributable to Reservoir Media, Inc.	$(2,963,059)	$(4,406,623)	$(2,150,336)	$206,349
Weighted average common shares outstanding - basic	64,826,026	64,379,536	64,731,569	64,316,532
(Loss) earnings per common share - basic	$(0.05)	$(0.07)	$(0.03)	$—

Diluted (loss) earnings per common share
Net (loss) income attributable to Reservoir Media, Inc.	$(2,963,059)	$(4,406,623)	$(2,150,336)	$206,349
Weighted average common shares outstanding - basic	64,826,026	64,379,536	64,731,569	64,316,532
Weighted average effect of potentially dilutive securities:	—	—	—	—
Effect of dilutive stock options and RSUs	—	—	—	448,849
Weighted average common shares outstanding - diluted	64,826,026	64,379,536	64,731,569	64,765,381
(Loss) earnings per common share - diluted	$(0.05)	$(0.07)	$(0.03)	$—

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(Unaudited)

Because of their anti-dilutive effect, 7,895,381 shares of Common Stock equivalents, comprised of 1,381,916 stock options, 625,965 RSUs and 5,887,500 warrants have been excluded from the diluted earnings per share calculation for the three and nine months ended December 31, 2023. Because of their anti-dilutive effect, 7,830,870 shares of Common Stock equivalents, comprised of 1,483,554 stock options, 459,816 RSUs and 5,887,500 warrants have been excluded from the diluted earnings per share calculation for the three months ended December 31, 2022. Because of their anti-dilutive effect, 5,922,218 shares of Common Stock equivalents, comprised of 34,718 RSUs and 5,887,500 warrants have been excluded from the diluted earnings per share calculation for the nine months ended December 31, 2022.

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

The fair value of the outstanding interest rate swaps was a $4,982,839 asset as of December 31, 2023 and a $6,756,884 asset as of March 31, 2023. Fair value is determined using Level 2 inputs, which are based on quoted prices and market observable data of similar instruments. The change in the unrealized fair value of the swaps during the three and nine months ended December 31, 2023 of $4,247,523 and $1,774,045, respectively, was recorded as a Loss on fair value of swaps. The change in the unrealized fair value of the swaps during the three months ended December 31, 2022 of $179,573 was recorded as a Loss on fair value of swaps. The change in the unrealized fair value of the swaps during the nine months ended December 31, 2022 of $4,323,207 was recorded as a Gain on fair value of swaps.

(c)	Foreign Exchange Risk

The Company is exposed to foreign exchange risk in fluctuations of currency rates on its revenue from royalties, writers’ fees and its subsidiaries’ operations.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(Unaudited)

(d)	Equity Investments without readily determinable fair value

The Company holds investments in equity securities of three unconsolidated entities in which the Company is not able to exercise significant influence, that do not have readily determinable market values. The Company accounts for these investments using a measurement alternative that measures these securities at initial cost, minus any impairment, plus or minus changes resulting from observable price changes on a non-recurring basis. The fair value of non-marketable equity securities that have been remeasured due to impairment are classified within Level 3 with gains or losses, if any, classified as Other income (expense), net in the consolidated statements of loss (income). During the three and nine months ended December 31, 2023, the Company recognized an impairment charge of $991,105 to write-down an investment to its estimated fair value.

(e)	Financial Instruments

Financial instruments not described elsewhere include cash, accounts receivable, accounts payable, accrued liabilities and the Company’s secured line of credit. The carrying values of these instruments as of December 31, 2023 do not differ materially from their respective fair values due to the immediate or short-term duration of these items or their bearing market-related rates of interest.

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

The Company was involved in a royalty dispute, which commenced in 2017, and was settled in October 2023 (the “Royalty Dispute”). Under the terms of the Company’s royalty contract, the Company was indemnified for legal expenses and attorneys’ fees incurred by the Company in connection with the Royalty Dispute, including, without limitation, the right to withhold royalties or offset all such legal expenses and attorneys’ fees against royalties otherwise owed under the contract. The Company recorded legal expenses and attorneys’ fees incurred as recoupable advances against the royalty account under such contract beginning in 2017. In September 2023, the Company engaged in mediation sessions in an effort to reach a settlement of the Royalty Dispute. Following such mediation and associated settlement negotiations, the Company agreed to pay previously accrued but unpaid royalties plus interest and forego its right to recoup its historical legal expenses and attorneys’ fees in order to resolve the Royalty Dispute. Consequently, during the nine months ended December 31, 2023, the Company recorded approximately $2,700,000 of Administration expenses to write-off recoupable legal expenses and attorneys’ fees and recorded $620,000 of interest expense based on amounts it paid in October 2023.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(Unaudited)

The following tables present total revenue and reconciliation of OIBDA to operating income by segment for the three and nine months ended December 31, 2023 and 2022:

	Three Months Ended December 31, 2023
	Music	Recorded
	Publishing	Music	Other	Consolidated
Total revenue	$23,143,610	$9,999,420	$2,333,142	$35,476,172

Reconciliation of OIBDA to operating income:
Operating income	2,834,443	3,259,368	428,125	6,521,936
Amortization and depreciation	4,925,562	1,393,961	23,395	6,342,918
OIBDA	$7,760,005	$4,653,329	$451,520	$12,864,854

	Nine Months Ended December 31, 2023
	Music	Recorded
	Publishing	Music	Other	Consolidated
Total revenue	$69,842,987	$31,211,536	$4,655,535	$105,710,058

Reconciliation of OIBDA to operating income:
Operating income	5,641,437	9,152,980	1,017,530	15,811,947
Amortization and depreciation	14,020,165	4,522,079	70,782	18,613,026
OIBDA	$19,661,602	$13,675,059	$1,088,312	$34,424,973

	Three Months Ended December 31, 2022
	Music	Recorded
	Publishing	Music	Other	Consolidated
Total revenue	$20,155,131	$7,561,604	$2,214,678	$29,931,413

Reconciliation of OIBDA to operating income:
Operating income	1,659,409	2,278,413	661,236	4,599,058
Amortization and depreciation	4,165,456	1,358,898	21,947	5,546,301
OIBDA	$5,824,865	$3,637,311	$683,183	$10,145,359

	Nine Months Ended December 31, 2022
	Music	Recorded
	Publishing	Music	Other	Consolidated
Total revenue	$60,665,219	$24,025,994	$2,784,681	$87,475,894

Reconciliation of OIBDA to operating income:
Operating income	4,472,540	7,336,090	678,409	12,487,039
Amortization and depreciation	12,129,949	4,096,356	65,840	16,292,145
OIBDA	$16,602,489	$11,432,446	$744,249	$28,779,184

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

Results of Operations

Income Statement

Our income statement was composed of the following amounts (in thousands):

	For the Three Months				For the Nine Months
	Ended December 31,		2023 vs. 2022		Ended December 31,		2023 vs. 2022
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenues	$35,476	$29,931	$5,545	19%	$105,710	$87,476	$18,234	21%
Costs and expenses:
Cost of revenue	13,222	11,750	1,472	13%	41,136	35,665	5,471	15%
Amortization and depreciation	6,343	5,546	797	14%	18,613	16,292	2,321	14%
Administration expenses	9,389	8,036	1,354	17%	30,149	23,031	7,118	31%
Total costs and expenses	28,954	25,332	3,622	14%	89,898	74,989	14,909	20%

Operating income	6,522	4,599	1,923	42%	15,812	12,487	3,325	27%

Interest expense	(5,372)	(4,099)	(1,273)	31%	(15,865)	(10,580)	(5,286)	50%
Loss on early extinguishment of debt	—	(914)	914	(100)%	—	(914)	914	(100)%
Gain (loss) on foreign exchange	—	57	(57)	(100)%	(70)	338	(407)	(121)%
(Loss) gain on fair value of swaps	(4,248)	(180)	(4,068)	NM	(1,774)	4,323	(6,097)	(141)%
Other income (expense), net	(990)	—	(990)	NM	(990)	—	(990)	NM
(Loss) income before income taxes	(4,088)	(536)	(3,552)	NM	(2,887)	5,654	(8,541)	(151)%
Income tax (benefit) expense	(1,227)	3,530	(4,757)	(135)%	(873)	5,218	(6,090)	(117)%
Net (loss) income	(2,861)	(4,066)	1,205	(30)%	(2,015)	436	(2,451)	NM
Net income attributable to noncontrolling interests	(102)	(340)	239	(70)%	(136)	(230)	94	(41)%
Net (loss) income attributable to Reservoir Media, Inc.	$(2,963)	$(4,407)	$1,444	(33)%	$(2,150)	$206	$(2,357)	NM

NM – Not meaningful

Revenues

Our revenues were composed of the following amounts (in thousands):

	For the Three Months				For the Nine Months
	Ended December 31,		2023 vs. 2022		Ended December 31,		2023 vs. 2022
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenue by Type
Digital	$13,938	$10,718	$3,221	30%	$38,594	$32,428	$6,166	19%
Performance	4,272	4,407	(135)	(3)%	15,281	12,355	2,926	24%
Synchronization	4,012	3,670	342	9%	11,513	11,383	130	1%
Mechanical	391	589	(198)	(34)%	2,202	2,104	98	5%
Other	529	771	(241)	(31)%	2,253	2,395	(142)	(6)%
Total Music Publishing	23,144	20,155	2,988	15%	69,843	60,665	9,178	15%

Digital	6,589	5,247	1,342	26%	19,476	16,123	3,354	21%
Physical	1,671	1,104	567	51%	7,138	3,253	3,885	119%
Neighboring rights	957	822	135	16%	2,619	2,248	370	16%
Synchronization	782	388	394	101%	1,979	2,402	(424)	(18)%
Total Recorded Music	9,999	7,562	2,438	32%	31,212	24,026	7,186	30%

Other revenue	2,333	2,215	118	5%	4,656	2,785	1,871	67%
Total Revenue	$35,476	$29,931	$5,545	19%	$105,710	$87,476	$18,234	21%

	For the Three Months				For the Nine Months
	Ended December 31,		2023 vs. 2022		Ended December 31,		2023 vs. 2022
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenue by Geographical Location
U.S. Music Publishing	$14,063	$11,187	$2,876	26%	$41,436	$35,946	$5,489	15%
U.S. Recorded Music	5,315	4,188	1,127	27%	16,723	12,958	3,765	29%
U.S. Other Revenue	2,333	2,215	118	5%	4,656	2,785	1,871	67%
Total U.S.	21,712	17,590	4,122	23%	62,814	51,689	11,125	22%
International Music Publishing	9,080	8,968	112	1%	28,407	24,719	3,689	15%
International Recorded Music	4,684	3,374	1,311	39%	14,489	11,068	3,421	31%
Total International	13,764	12,342	1,423	12%	42,896	35,787	7,109	20%
Total Revenue	$35,476	$29,931	$5,545	19%	$105,710	$87,476	$18,234	21%

Three Months Ended December 31, 2023 vs. Three Months Ended December 31, 2022

Total revenues increased by $5,545 thousand, or 19%, during the three months ended December 31, 2023 compared to the three months ended December 31, 2022, driven by a 32% increase in Recorded Music revenue and a 15% increase in Music Publishing revenue. Music Publishing revenues represented 65% and 67% of total revenues for the three months ended December 31, 2023 and the three months ended December 31, 2022, respectively. Recorded Music revenues represented 28% and 25% of total revenues for the three months ended December 31, 2023 and the three months ended December 31, 2022, respectively. U.S. and international revenues represented 61% and 39%, respectively of total revenues for the three months ended December 31, 2023. U.S. and international revenues represented 59% and 41%, respectively of total revenues for the three months ended December 31, 2022.

Total digital revenues increased by $4,563 thousand, or 29%, during the three months ended December 31, 2023 compared to the three months ended December 31, 2022, primarily due to the higher publishing royalty rates in effect for 2023 as well as price increases at multiple music streaming services. Total digital revenues represented 58% and 53% of consolidated revenues for the three months ended December 31, 2023 and the three months ended December 31, 2022, respectively.

Music Publishing revenues increased by $2,988 thousand, or 15%, during the three months ended December 31, 2023 compared to the three months ended December 31, 2022. This increase in Music Publishing revenue was mainly driven by acquisitions of catalogs and revenue from the existing catalog, which benefitted from higher royalty rates and price increases at multiple music streaming services, and led to increases in digital revenue and synchronization revenue, partially offset by decreases in mechanical, performance and other revenue.

On a geographic basis, U.S. Music Publishing revenues represented 61% of total Music Publishing revenues for the three months ended December 31, 2023 compared to 56% for the three months ended December 31, 2022. International Music Publishing revenues represented 39% of total Music Publishing revenues for the three months ended December 31, 2023 compared to 44% for the three months ended December 31, 2022. The increase in the U.S. percentage for the three months ended December 31, 2023 was driven primarily by higher royalty rates and price increases at multiple music streaming services.

Recorded Music revenues increased by $2,438 thousand, or 32%, during the three months ended December 31, 2023 compared to the three months ended December 31, 2022. The increase in Recorded Music revenue was driven by continued growth at music streaming services and price increases at multiple music streaming services, as well as increases in physical revenue and synchronization revenue. The $567 thousand increase in physical revenue was primarily due to De La Soul releases for Tommy Boy and the timing of Chrysalis’ release schedule. The $394 thousand increase in synchronization revenue was primarily due to timing of synchronization licenses.

On a geographic basis, U.S. Recorded Music revenues represented 53% of total Recorded Music revenues for the three months ended December 31, 2023 compared to 55% for the three months ended December 31, 2022. International Recorded Music revenues represented 47% of total Recorded Music revenues for the three months ended December 31, 2023 compared to 45% for the three months ended December 31, 2022.

Nine Months Ended December 31, 2023 vs. Nine Months Ended December 31, 2022

Total revenues increased by $18,234 thousand, or 21%, during the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022, driven by a 30% increase in Recorded Music revenue and a 15% increase in Music Publishing revenue. Music Publishing revenues represented 66% and 69% of total revenues for the nine months ended December 31, 2023 and the nine months ended December 31, 2022, respectively. Recorded Music revenues represented 30% and 27% of total revenues for the nine months ended December 31, 2023 and the nine months ended December 31, 2022, respectively. U.S. and international revenues represented 59% and 41%, respectively of total revenues for both the nine months ended December 31, 2023 and the nine months ended December 31, 2022. The shift in mix between Music Publishing and Recorded Music was driven primarily by the significant physical sales in the Recorded Music segment for the nine months ended December 31, 2023.

Total digital revenues increased by $9,520 thousand, or 20%, during the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022, primarily due to the higher publishing royalty rates in effect for 2023 as well as price increases at multiple music streaming services, partially offset by the nonrecurrence of $2,100 thousand recognized during the nine months ended December 31, 2022 for estimated retroactive U.S. royalties related to the 2022 CRB ruling. Total digital revenues represented 55% and 56% of consolidated revenues for the nine months ended December 31, 2023 and the nine months ended December 31, 2022, respectively.

Music Publishing revenues increased by $9,178 thousand, or 15%, during the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022. This increase in Music Publishing revenue was mainly driven by acquisitions of catalogs and revenue from the existing catalog, which benefitted from higher royalty rates and price increases at multiple music streaming services, and led to increases in digital revenue and performance revenue. The increase in digital revenue reflects higher royalty rates in effect for 2023 as well as price increases at multiple music streaming services, which were partially offset by the nonrecurrence of $2,100 thousand recognized during the nine months ended December 31, 2022 for estimated retroactive U.S. royalties related to the 2022 CRB ruling.

On a geographic basis, U.S. Music Publishing revenues represented 59% of total Music Publishing revenues for the nine months ended December 31, 2023 and the nine months ended December 31, 2022. International Music Publishing revenues represented 41% of total Music Publishing revenues for the nine months ended December 31, 2023 and the nine months ended December 31, 2022.

Recorded Music revenues increased by $7,186 thousand, or 30%, during the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022. The increase in Recorded Music revenue was driven by an increase in physical revenue and the continued growth at music streaming services. The $3,885 thousand increase in physical revenue was primarily due to De La Soul releases for Tommy Boy and the timing of the Chrysalis’ release schedule. The $424 thousand decrease in synchronization revenue was primarily due to timing of synchronization licenses, as well as the writers’ and actors’ strikes in Hollywood.

On a geographic basis, U.S. Recorded Music revenues represented 54% of total Recorded Music revenues for the nine months ended December 31, 2023 and the nine months ended December 31, 2022. International Recorded Music revenues represented 46% of total Recorded Music revenues for the nine months ended December 31, 2023 and the nine months ended December 31, 2022.

Cost of Revenues

Our cost of revenues was composed of the following amounts (in thousands):

	For the Three Months				For the Nine Months
	Ended December 31,		2023 vs. 2022		Ended December 31,		2023 vs. 2022
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Writer royalties and other publishing costs	$10,139	$9,599	$540	6%	$30,912	$29,204	$1,708	6%
Artist royalties and other recorded music costs	3,083	2,151	932	43%	10,224	6,461	3,763	58%
Total cost of revenue	$13,222	$11,750	$1,472	13%	$41,136	$35,665	$5,471	15%

Three Months Ended December 31, 2023 vs. Three Months Ended December 31, 2022

Cost of revenues increased by $1,472 thousand, or 13%, during the three months ended December 31, 2023 compared to the three months ended December 31, 2022. Cost of revenues as a percentage of revenues decreased to 37% for the three months ended December 31, 2023 from 39% for the three months ended December 31, 2022.

Writer royalties and other publishing costs for the Music Publishing segment increased by $540 thousand, or 6%, during the three months ended December 31, 2023 compared to the three months ended December 31, 2022. Writer royalties and other publishing costs as a percentage of Music Publishing revenues decreased to 44% for the three months ended December 31, 2023 from 48% for the three months ended December 31, 2022. The increase in margins was due to the change in the mix of revenue by type and songwriting clients with their specific contractual royalty rates being applied to the revenues.

Artist royalties and other recorded music costs for the Recorded Music segment increased by $932 thousand, or 43%, during the three months ended December 31, 2023 compared to the three months ended December 31, 2022. Artist royalties and other recorded music costs as a percentage of recorded music revenues increased to 31% for the three months ended December 31, 2023 from 28% for the three months ended December 31, 2022. The increase in artist royalties and other recorded music costs and decrease in margins were due primarily to the change in the mix of sales by type to a higher percentage of physical sales, which carry higher costs than other types of revenue.

Nine Months Ended December 31, 2023 vs. Nine Months Ended December 31, 2022

Cost of revenues increased by $5,471 thousand, or 15%, during the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022. Cost of revenues as a percentage of revenues decreased to 39% for the nine months ended December 31, 2023 from 41% for the nine months ended December 31, 2022.

Writer royalties and other publishing costs for the Music Publishing segment increased by $1,708 thousand, or 6%, during the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022. Writer royalties and other publishing costs as a percentage of Music Publishing revenues decreased to 44% for the nine months ended December 31, 2023 from 48% for the nine months ended December 31, 2022. The increase in margins was due to the change in the mix of revenue by type and songwriting clients with their specific contractual royalty rates being applied to the revenues.

Artist royalties and other recorded music costs for the Recorded Music segment increased by $3,763 thousand, or 58%, during the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022. Artist royalties and other recorded music costs as a percentage of recorded music revenues increased to 33% for the nine months ended December 31, 2023 from 27% for the nine months ended December 31, 2022. The increase in artist royalties and other recorded music costs and decrease in margins were due primarily to the change in the mix of sales by type to a higher percentage of physical sales, which carry higher costs than other types of revenue.

Amortization and Depreciation

Our amortization and depreciation expenses are composed of the following amounts (in thousands):

	For the Three Months				For the Nine Months
	Ended December 31,		2023 vs. 2022		Ended December 31,		2023 vs. 2022
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Music Publishing amortization and depreciation	$4,926	$4,165	$760	18%	$14,020	$12,130	$1,890	16%
Recorded Music amortization and depreciation	1,394	1,359	35	3%	4,522	4,096	426	10%
Other amortization and depreciation	23	22	1	7%	71	66	5	8%
Total amortization and depreciation	$6,343	$5,546	$797	14%	$18,613	$16,292	$2,321	14%

Three Months Ended December 31, 2023 vs. Three Months Ended December 31, 2022

Amortization and depreciation expense increased by $797 thousand, or 14%, during the three months ended December 31, 2023 compared to the three months ended December 31, 2022, driven by increases in both the Music Publishing and Recorded Music segments. Music Publishing amortization and depreciation expense increased by $760 thousand, or 18%, during the three months ended December 31, 2023 compared to the three months ended December 31, 2022, primarily due to the acquisition of additional music catalogs. Recorded Music amortization and depreciation increased by $35 thousand, or 3%, during the three months ended December 31, 2023 compared to the three months ended December 31, 2022, primarily due to the acquisition of additional music catalogs.

Nine Months Ended December 31, 2023 vs. Nine Months Ended December 31, 2022

Amortization and depreciation expense increased by $2,321 thousand, or 14%, during the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022, driven by increases in both the Music Publishing and Recorded Music segments. Music Publishing amortization and depreciation expense increased by $1,890 thousand, or 16%, during the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022, primarily due to the acquisition of additional music catalogs. Recorded Music amortization and depreciation increased by $426 thousand, or 10%, during the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022, primarily due to the acquisition of additional music catalogs.

Administration Expenses

Our administration expenses are composed of the following amounts (in thousands):

	For the Three Months				For the Nine Months
	Ended December 31,		2023 vs. 2022		Ended December 31,		2023 vs. 2022
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Music Publishing administration expenses	$5,245	$4,732	$513	11%	$19,270	$14,858	$4,412	30%
Recorded Music administration expenses	2,263	1,774	489	28%	7,312	6,133	1,179	19%
Other administration expenses	1,881	1,530	351	23%	3,567	2,040	1,527	75%
Total administration expenses	$9,389	$8,036	$1,353	17%	$30,149	$23,031	$7,118	31%

Three Months Ended December 31, 2023 vs. Three Months Ended December 31, 2022

Total administration expenses increased by $1,353 thousand, or 17%, during the three months ended December 31, 2023 compared to the three months ended December 31, 2022, reflecting increases in both the Music Publishing and Recorded Music segments, as well as an increase in Other administration expenses. Expressed as a percentage of revenues, administration expenses decreased to 26% for the three months ended December 31, 2023 from 27% for the three months ended December 31, 2022.

Music Publishing administration expenses increased by $513 thousand, or 11%, during the three months ended December 31, 2023 compared to the three months ended December 31, 2022. Expressed as a percentage of revenues, Music Publishing administration expenses were 23% for the three months ended December 31, 2023 and the three months ended December 31, 2022.

Recorded Music administration expenses increased by $489 thousand, or 28%, during the three months ended December 31, 2023 compared to the three months ended December 31, 2022. Expressed as a percentage of revenue, Recorded Music administration expenses were 23% for the three months ended December 31, 2023 and the three months ended December 31, 2022.

Other administration expenses increased by $351 thousand, or 23%, during the three months ended December 31, 2023 compared to the three months ended December 31, 2022, primarily due to selling expenses associated with our artist management business, consisting mostly of manager compensation.

Nine Months Ended December 31, 2023 vs. Nine Months Ended December 31, 2022

Total administration expenses increased by $7,118 thousand, or 31%, during the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022, reflecting increases in both the Music Publishing and Recorded Music segments, as well as an increase in Other administration expenses. Approximately $2,700 thousand of the increase relates to the write-off of recoupable legal expenses and attorneys’ fees incurred in connection with the Royalty Dispute described in Note 15 to the accompanying condensed consolidated financial statements (the “Recoupable legal fee write-off”). Expressed as a percentage of revenues, administration expenses increased to 29% for the nine months ended December 31, 2023 from 26% for the nine months ended December 31, 2022, primarily as a result of the Recoupable legal fee write-off.

Music Publishing administration expenses increased by $4,412 thousand, or 30%, during the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022. Expressed as a percentage of revenues, Music Publishing administration expenses increased to 28% for the nine months ended December 31, 2023 from 24% for the nine months ended December 31, 2022, primarily as a result of the Recoupable legal fee write-off.

Recorded Music administration expenses increased by $1,179 thousand, or 19%, during the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022. Expressed as a percentage of revenue, Recorded Music administration expenses decreased to 23% for the nine months ended December 31, 2023 from 26% for the nine months ended December 31, 2022, primarily due to taking advantage of operating leverage on the Recorded Music platform.

Other administration expenses increased by $1,527 thousand, or 75%, during the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022, primarily due to selling expenses associated with our artist management business, consisting mostly of manager compensation.

Interest Expense

Three Months Ended December 31, 2023 vs. Three Months Ended December 31, 2022

Interest expense increased by $1,273 thousand, or 31%, during the three months ended December 31, 2023 compared to the three months ended December 31, 2022, driven primarily by increased debt balances due to use of funds in acquisitions of music catalogs and writer signings, as well as an increase in SOFR.

Nine Months Ended December 31, 2023 vs. Nine Months Ended December 31, 2022

Interest expense increased by $5,286 thousand, or 50%, during the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022. Approximately $620 thousand of this increase was incurred in connection with settlement of the Royalty Dispute described in Note 15 to the accompanying condensed consolidated financial statements. The remaining increase was primarily driven by increased debt balances due to use of funds in acquisitions of music catalogs and writer signings, as well as an increase in SOFR.

Gain (Loss) on Foreign Exchange

Three Months Ended December 31, 2023 vs. Three Months Ended December 31, 2022

Gain on foreign exchange decreased by $57 thousand for the three months ended December 31, 2023 compared to the three months ended December 31, 2022. This change was due to fluctuations in the two foreign currencies we are directly exposed to, namely British pound sterling and euro.

Nine Months Ended December 31, 2023 vs. Nine Months Ended December 31, 2022

Loss on foreign exchange was $70 thousand for the nine months ended December 31, 2023 compared to a gain on foreign exchange of $338 thousand for the nine months ended December 31, 2022. This change was due to fluctuations in the two foreign currencies we are directly exposed to, namely British pound sterling and euro.

(Loss) Gain on Fair Value of Swaps

Three Months Ended December 31, 2023 vs. Three Months Ended December 31, 2022

Loss on fair value of swaps increased by $4,068 thousand for the three months ended December 31, 2023 compared to the three months ended December 31, 2022. This change was due to marking to market our interest rate swap hedges.

Nine Months Ended December 31, 2023 vs. Nine Months Ended December 31, 2022

Loss on fair value of swaps was $1,774 thousand during the nine months ended December 31, 2023 compared to a $4,323 thousand gain on fair value of swaps for the nine months ended December 31, 2022. This change was due to marking to market our interest rate swap hedges.

Other Income (Expense), Net

Three and Nine Months Ended December 31, 2023 vs. Three and Nine Months Ended December 31, 2022

Other income (expense), net during the three and nine months ended December 31, 2023 consists primarily of a $991 thousand impairment charge to write-down an equity investment to its estimated fair value, as further described in Note 14 to the accompanying condensed consolidated financial statements.

Income Tax (Benefit) Expense

Three Months Ended December 31, 2023 vs. Three Months Ended December 31, 2022

Income tax benefit was $1,227 thousand during the three months ended December 31, 2023 compared to income tax expense of $3,530 thousand during the three months ended December 31, 2022. The change in income tax (benefit) from income tax expense was driven by the loss before income taxes during the three months ended December 31, 2023. Additionally, the three months ended December 31, 2022 included incremental tax expense of $3,659 thousand due to the increase in the value of deferred tax liabilities arising from a change in estimate of the applicable tax rate used to measure international deferred tax liabilities in the United Kingdom.

Nine Months Ended December 31, 2023 vs. Nine Months Ended December 31, 2022

Income tax benefit was $873 thousand during the nine months ended December 31, 2023 compared to income tax expense of $5,218 thousand during the nine months ended December 31, 2022. The change in income tax (benefit) from income tax expense was driven by the loss before income taxes during the nine months ended December 31, 2023. Additionally, the nine months ended December 31, 2022 included incremental tax expense of $3,659 thousand due to the increase in the value of deferred tax liabilities arising from a change in estimate of the applicable tax rate used to measure international deferred tax liabilities in the United Kingdom.

Net (Loss) Income

Three Months Ended December 31, 2023 vs. Three Months Ended December 31, 2022

Net loss decreased by $1,205 thousand during the three months ended December 31, 2023 compared to the three months ended December 31, 2022. The decrease in net loss was driven primarily by a $4,757 thousand decrease in income tax expense, a $1,923 thousand increase in operating income, and a $914 thousand decrease in loss on early extinguishment of debt. These factors were partially offset by a $4,068 increase in loss on fair value of swaps, $1,273 thousand increase in interest expense and $990 thousand increase in other expense due to the impairment of a cost method investment.

Nine Months Ended December 31, 2023 vs. Nine Months Ended December 31, 2022

Net loss was $2,015 thousand during the nine months ended December 31, 2023 compared to net income of $436 thousand during the nine months ended December 31, 2022. The $2,451 thousand decrease in net income was driven primarily by a $6,097 thousand increase in loss on fair value of swaps, $5,286 thousand increase in interest expense and $990 thousand increase in other expense due to the impairment of a cost method investment. These factors were partially offset by a $6,090 thousand decrease in income tax expense, a $3,325 thousand increase in operating income and a $914 thousand decrease in loss on early extinguishment of debt.

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

Reconciliation of Operating Income to OIBDA

We use OIBDA as our primary measure of financial performance. The following tables reconcile operating income to OIBDA (in thousands):

	Consolidated
	For the Three Months				For the Nine Months
	Ended December 31,		2023 vs. 2022		Ended December 31,		2023 vs. 2022
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Operating income	$6,522	$4,599	$1,923	42%	$15,812	$12,487	$3,325	27%
Amortization and depreciation expenses	6,343	5,546	797	14%	18,613	16,292	2,321	14%
OIBDA	$12,865	$10,145	$2,720	27%	$34,425	$28,779	$5,646	20%

OIBDA Margin	36%	34%			33%	33%

	Music Publishing
	For the Three Months				For the Nine Months
	Ended December 31,		2023 vs. 2022		Ended December 31,		2023 vs. 2022
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Operating income	$2,834	$1,659	$1,175	71%	$5,641	$4,473	$1,168	26%
Amortization and depreciation expenses	4,926	4,165	760	18%	14,020	12,130	1,890	16%
OIBDA	$7,760	$5,824	$1,935	33%	$19,661	$16,603	$3,058	18%

OIBDA Margin	34%	29%			28%	27%

	Recorded Music
	For the Three Months				For the Nine Months Ended
	Ended December 31,		2023 vs. 2022		December 31,		2023 vs. 2022
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Operating income	$3,259	$2,278	$981	43%	$9,153	$7,336	$1,817	25%
Amortization and depreciation expenses	1,394	1,359	35	3%	4,522	4,096	426	10%
OIBDA	$4,653	$3,637	$1,016	28%	$13,675	$11,432	$2,243	20%

OIBDA Margin	47%	48%			44%	48%

OIBDA

Three Months Ended December 31, 2023 vs. Three Months Ended December 31, 2022

Consolidated OIBDA increased by $2,720 thousand, or 27%, during the three months ended December 31, 2023 compared to the three months ended December 31, 2022, driven by a $1,935 thousand increase in Music Publishing OIBDA and a $1,016 increase in Recorded Music OIBDA, partially offset by a $232 thousand decrease in Other OIBDA. Expressed as a percentage of revenue, OIBDA Margin increased to 36% for the three months ended December 31, 2023 from 34% for the three months ended December 31, 2022.

Music Publishing OIBDA increased by $1,935 thousand, or 33%, during the three months ended December 31, 2023 compared to the three months ended December 31, 2022. Expressed as a percentage of revenue, Music Publishing OIBDA Margin increased to 34% in the three months ended December 31, 2023 from 29% in the three months ended December 31, 2022. The increases in Music Publishing OIBDA and OIBDA Margin reflect revenue growth and improved margins.

Recorded Music OIBDA increased by $1,016 thousand, or 28% during the three months ended December 31, 2023 compared to the three months ended December 31, 2022. Expressed as a percentage of revenue, Recorded Music OIBDA Margin decreased to 47% during the three months ended December 31, 2023 from 48% in the three months ended December 31, 2022, driven primarily by the change in the mix of sales by type to a higher percentage of physical sales.

Nine Months Ended December 31, 2023 vs. Nine Months Ended December 31, 2022

Consolidated OIBDA increased by $5,646 thousand, or 20%, during the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022, driven by a $3,058 thousand increase in Music Publishing OIBDA, a $2,243 thousand increase in Recorded Music OIBDA and a $344 thousand increase in Other OIBDA. Expressed as a percentage of revenue, OIBDA Margin was 33% for the nine months ended December 31, 2023 and the nine months ended December 31, 2022.

Music Publishing OIBDA increased by $3,058 thousand, or 18%, during the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022. Expressed as a percentage of revenue, Music Publishing OIBDA Margin increased to 28% for the nine months ended December 31, 2023 from 27% for the nine months ended December 31, 2022. The increases in Music Publishing OIBDA and OIBDA margin reflect revenue growth and improved margins, partially offset by the Recoupable legal fee write-off.

Recorded Music OIBDA increased by $2,243 thousand, or 20% during the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022. Expressed as a percentage of revenue, Recorded Music OIBDA Margin decreased to 44% during the nine months ended December 31, 2023 from 48% in the nine months ended December 31, 2022. This decrease is primarily driven by the change in the mix of sales by type to a higher percentage of physical sales, partially offset by improved operating leverage on the Recorded Music platform.

Reconciliation of Net (Loss) Income to EBITDA and Adjusted EBITDA

The following table reconciles net income to Adjusted EBITDA (in thousands):

	For the Three Months				For the Nine Months
	Ended December 31,		2023 vs. 2022		Ended December 31,		2023 vs. 2022
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net (loss) income	$(2,861)	$(4,066)	$1,205	(30)%	$(2,015)	$436	$(2,451)	(562)%
Income tax (benefit) expense	(1,227)	3,530	(4,757)	(135)%	(873)	5,218	(6,091)	(117)%
Interest expense	5,372	4,099	1,273	31%	15,865	10,580	5,285	50%
Amortization and depreciation	6,343	5,546	797	14%	18,613	16,292	2,321	14%
EBITDA	7,627	9,109	(1,482)	(16)%	31,591	32,526	(935)	(3)%
Loss on early extinguishment of debt(a)	—	914	(914)	(100)%	—	914	(914)	(100)%
(Gain) loss on foreign exchange(b)	—	(57)	57	(100)%	70	(338)	408	(121)%
Loss (gain) on fair value of swaps(c)	4,248	180	4,068	NM	1,774	(4,323)	6,097	(141)%
Non-cash share-based compensation(d)	813	792	21	3%	2,540	2,409	131	5%
Recoupable legal fee write-off(e)	—	—	—	—	2,695	—	2,695	NM
Other (income) expense, net(f)	990	—	990	NM	990	—	990	NM
Adjusted EBITDA	$13,678	$10,938	$2,740	25%	$39,660	$31,188	$8,472	27%

NM - Not meaningful

(a)	Reflects the loss on a portion of unamortized debt issuance costs in connection with the Second Amendment to the RMM Credit Agreement.
(b)	Reflects the (gain) or loss on foreign exchange fluctuations.
(c)	Reflects the non-cash loss or (gain) on the mark-to-market of interest rate swaps.
(d)	Reflects non-cash share-based compensation expense related to the Reservoir Media, Inc. 2021 Omnibus Incentive Plan.
(e)	Reflects the write-off of recoupable legal expenses and attorneys’ fees incurred in connection with the Royalty Dispute described in Note 15 to the accompanying condensed consolidated financial statements

(f)	Includes a $991 thousand impairment to write-down an equity investment to its estimated fair value, as described in Note 14 to the accompanying condensed consolidated financial statements.

Three Months Ended December 31, 2023 vs. Three Months Ended December 31, 2022

Adjusted EBITDA increased by $2,740 thousand, or 25%, during the three months ended December 31, 2023 compared to the three months ended December 31, 2022, primarily as a result of revenue growth. Adjusted EBITDA Margin increased to 39% during the three months ended December 31, 2023 compared to 37% during the three months ended December 31, 2022, primarily due to improved margins and operating leverage.

Nine Months Ended December 31, 2023 vs. Nine Months Ended December 31, 2022

Adjusted EBITDA increased by $8,472 thousand, or 27%, during the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022, primarily as a result of revenue growth. Adjusted EBITDA Margin increased to 38% during the nine months ended December 31, 2023 compared to 36% during the nine months ended December 31, 2022, primarily due to improved margins and operating leverage.

Liquidity and Capital Resources

Capital Resources

As of December 31, 2023, we had $342,456 thousand of debt (net of $5,373 thousand of deferred financing costs) and $19,514 thousand of cash and cash equivalents.

Cash Flows

The following table summarizes our historical cash flows (in thousands).

	For the Nine Months Ended
	December 31,		2023 vs.2022
	2023	2022	$ Change	% Change
Cash provided by (used in):
Operating activities	$22,407	$26,203	$(3,796)	(14)%
Investing activities	$(47,182)	$(45,410)	$(1,772)	4%
Financing activities	$29,560	$19,231	$10,329	54%

Operating Activities

Cash provided by operating activities was $22,407 thousand for the nine months ended December 31, 2023 compared to $26,203 thousand for the nine months ended December 31, 2022. The primary driver of the $3,796 thousand decrease in cash provided by operating activities during the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022 was a decrease in cash provided by working capital, primarily related to the timing of payments of accounts payable and accrued liabilities, partially offset by the timing of collections from accounts receivable.

Investing Activities

Cash used in investing activities was $47,182 thousand for the nine months ended December 31, 2023 compared to $45,410 thousand for the nine months ended December 31, 2022. The increase in cash used in investing activities was primarily due to increased acquisitions of music catalogs.

Financing Activities

Cash provided by financing activities was $29,560 thousand for the nine months ended December 31, 2023 compared to $19,231 thousand for the nine months ended December 31, 2022. The increase in cash provided by financing activities in the nine months ended December 31, 2023 primarily reflects an increase in borrowings used for investing activities and a decrease in deferred financing costs paid, partially offset by an increase in secured line of credit repayments.

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

Existing Debt as of December 31, 2023

As of December 31, 2023, our outstanding debt consisted of $347,828 thousand borrowed under the Senior Credit Facility. As of December 31, 2023, remaining borrowing availability under the Senior Credit Facility was $102,172 thousand.

We use cash generated from operations to service outstanding debt, consisting primarily of interest payments through maturity, and we expect to continue to refinance and extend maturity on the Senior Credit Facility for the foreseeable future.

Debt Capital Structure

On December 16, 2022, RMM entered into an amendment (the “Second Amendment”) to the RMM Credit Agreement. The Second Amendment amended the RMM Credit Agreement governing RMM’s secured revolving credit facility (the “Senior Credit Facility”). The Second Amendment amended the RMM Credit Agreement to (i) increase RMM’s senior secured revolving credit facility from $350,000 thousand to $450,000 thousand, (ii) increase the incremental borrowing available under the facility’s accordion feature from $50,000 thousand to $150,000 thousand, (iii) extend the maturity date of the loans advanced under the RMM Credit Agreement from October 16, 2024 to December 16, 2027, (iv) modify the interest rate to be equal to either the sum of a base rate plus a margin of 1.00% or the sum of a SOFR rate plus a margin of 2.00%, in each case subject to a 0.25% increase based on a consolidated net senior debt to library value ratio, (v) remove the existing total leverage ratio financial covenant of no greater than 7.50:1.00 (net of up to $20,000 thousand of certain cash balances) as of the end of each fiscal quarter, (vi) reduce the minimum required fixed charge coverage ratio financial covenant to 1.10:1.00 and (vii) modify the consolidated senior debt to library value ratio financial covenant to 0.450, subject to certain adjustments. RMM is also required to pay an unused fee in respect of unused commitments under the Senior Credit Facility, if any, at a rate of 0.25% per annum.

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

Non-compliance with the fixed charge coverage ratio and consolidated senior debt to library value ratio could result in the lenders, subject to customary cure rights, requiring the immediate payment of all amounts outstanding under the Senior Credit Facility, which could have a material adverse effect on our business, cash flows, financial condition and results of operations. As of December 31, 2023, we were in compliance with both of the financial covenants under the Senior Credit Facility.

Interest Rate Swaps

At December 31, 2023, RMM had the following interest rate swaps outstanding, under which it pays a fixed rate and receives a floating interest payment from the counterparty based on SOFR with reference to notional amounts adjusted to match the amended scheduled principal repayments pursuant to the Senior Credit Facility (in thousands):

	Notional
	Amount at
Effective Date	December 31, 2023	Pay Fixed Rate	Maturity
March 10, 2022	$7,875	1.533%	September 2024
March 10, 2022	$87,621	1.422%	September 2024
December 31, 2021	$54,504	0.972%	September 2024
September 30, 2024	$100,000	2.946%	December 2027

Dividends

Our ability to pay dividends is restricted by covenants in the Senior Credit Facility. We did not pay any dividends to stockholders during the three and nine months ended December 31, 2023.

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

Contractual and Other Obligations

As of December 31, 2023, there have been no material changes, outside the ordinary course of business, in our contractual obligations since March 31, 2023. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual and Other Obligations” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on May 31, 2023 for information regarding our contractual obligations.

Critical Accounting Policies

As of December 31, 2023, there have been no material changes to our critical accounting policies since March 31, 2023. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on May 31, 2023 for information regarding our critical accounting policies. We believe that our accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. The preparation of our condensed consolidated financial statements in conformity with US GAAP requires us to make estimates and judgments that affect the amounts reported in those condensed consolidated financial statements and the accompanying notes thereto. We believe we have used reasonable estimates and assumptions in preparing the condensed consolidated financial statements. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

Off-Balance Sheet Arrangements

As of December 31, 2023, we had no off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023, as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.

As a result of the material weaknesses in our internal controls over financial reporting, as previously disclosed under Part II “Item 9A, Controls and Procedures” in our Annual Report on Form 10-K for the year ended March 31, 2023 (the “Annual Report”), our principal executive officer and principal financial and accounting officer concluded that during the period covered by this Quarterly Report our disclosure controls and procedures were not effective as of December 31, 2023. Notwithstanding these material weaknesses, management has concluded that the condensed consolidated financial statements included in this Quarterly Report are fairly stated in all material respects in accordance with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

Except as disclosed above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no other unregistered sales of equity securities during the three months ended December 31, 2023, which have not been previously disclosed on a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

None of our directors or officers (as defined in Rule 16a-1 (f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K) during the quarterly period covered by this Quarterly Report on Form 10-Q.

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

RESERVOIR MEDIA, INC.

Date: February 7, 2024	By:	/s/ Golnar Khosrowshahi
Name: Golnar Khosrowshahi
Title: Chief Executive Officer (Principal Executive Officer)

Date: February 7, 2024	By:	/s/ Jim Heindlmeyer
Name: Jim Heindlmeyer
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)