Form 10-K
period 2024-03-31
Reservoir Media, Inc.
filed 2024-05-30
CIK 1824403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

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

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $125,361,786.

As of May 28, 2024, there were 64,900,014 shares of Common Stock of Reservoir Media, Inc. issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference to the registrant’s definitive proxy statement relating to the 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

RESERVOIR MEDIA, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10 - K of Reservoir Media, Inc. (hereinafter the “Company”, the “Registrant”, “our”, “we”, “us”, or “Reservoir”) on Form 10-K contains certain information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and are intended to be covered by the safe harbor created thereby. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “predict,” “project,” “target,” “goal,” “intend,” “continue,” “could,” “may,” “might,” “shall,” “should,” “will,” “would,” “plan,” “possible,” “potential,” “estimate,” “seek”, “ongoing”, “objective” and variations and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. In addition, any statements that refer to expectations, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current expectations, projections and beliefs based on information currently available. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Company that may cause its actual business, financial condition, results of operations, performance and/or achievements to be materially different from any future business, financial condition, results of operations, performance and/or achievements expressed or implied by these forward-looking statements. For Reservoir, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, without limitation:

●	market competition, including, among others, competition against other music recording and publishing companies;
●	our ability to identify, sign and retain songwriters and recording artists;
●	the increased expenses associated with being a public company;
●	our international operations, which subject us to the trends and developments of other countries, as well as the fluctuations of the currency exchange rate;
●	our ability to attract and retain key personnel;
●	risks associated with strategic acquisitions or other transactions, including, among others, business acquisitions, combinations, investments and joint ventures;
●	the impact of digital music services on our marketing and distribution and the possible changes in the terms of the licensing agreements with such services, including, among others, those governing royalty rates;
●	the impact of legislation that may affect the terms of our contracts with songwriters and recording artists;
●	the possibility that streaming adoption or revenues may grow less rapidly or level off in the future;
●	the impact of natural or human-made disasters, global health pandemics on our business, cash flows, financial condition and results of operations;
●	our ability to implement, maintain, and improve effective internal controls;
●	an impairment in the carrying value of our intangible and long-lived assets;
●	our ability to obtain, maintain, protect and enforce our intellectual property rights;

●	our involvement in intellectual property litigation, including, among others, any assertions or allegations of infringement or violation of intellectual property rights by third parties;
●	the impact of digital piracy on our business, cash flows, financial condition and results of operations;
●	our ability to maintain and protect the information security relating to our employees, customer, vendors and our music;
●	the impact of evolving laws and regulations relating to, among others, data privacy, consumer protection and data protection, as well as the rights granted to songwriters and recording artists under the U.S. Copyright Act;
●	the impact of our substantial leverage on our ability to raise additional capital to fund our operations, on our ability to react to changes in the economy or our industry and on our ability to meet our obligations under our indebtedness;
●	the ability to generate sufficient cash to service all of our indebtedness, and the risk that we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful;
●	the fact that our debt agreements contain restrictions that may limit our flexibility in operating our business;
●	the significant amount of cash required to service our indebtedness and the ability to generate cash or refinance indebtedness as it becomes due depends on many factors, some of which are beyond our control;
●	our indebtedness levels, and the fact that we may be able to incur substantially more indebtedness, which may increase the risks created by our substantial indebtedness;
●	the volatility of our stock price, which could subject us to securities class action litigation;
●	negative reports published by securities or industry analysts, or the lack of research or reports published by such analysts;
●	the potential exercise and/or redemption of our Warrants;
●	future sales by our stockholders and the potential exercise of their registration rights; and
●	other risks and uncertainties, including those listed under Part I, Item 1A.“Risk Factors.”

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

PART I

Item 1.Business

Our Company

Reservoir Media, Inc., together with its wholly-owned subsidiaries (the “Company”, “we”, “our”, “us” and “Reservoir”), is one of the world’s leading independent music companies. We operate a music publishing business, a recorded music business, a management business and a rights management entity in the Middle East.

We have two operating and reportable segments—Music Publishing and Recorded Music. We represent copyrights and master recordings dating back as far as the early 1900s through today, with hundreds of #1 releases worldwide. Our M&A practice is committed to both catalog acquisition and strategic expansion of the roster.

Our Music Publishing business contributed approximately $96.2 million to our revenues for the year ended March 31, 2024, representing approximately 66% of our revenues. The publishing catalog includes historic compositions written and performed by greats like Joni Mitchell, The Isley Brothers, Sonny Rollins, Louis Prima, Billy Strayhorn, Hoagy Carmichael and John Denver. Our roster of active songwriters, including Ali Tamposi, Jamie Hartman, Oak Felder, and Steph Jones, has contributed to hit songs performed by the likes of Justin Bieber, Ariana Grande, BTS, Dua Lipa and more.

Our Recorded Music business contributed approximately $42.4 million to our revenues for the year ended March 31, 2024, representing approximately 29% of our revenues. The Recorded Music business is home to Chrysalis Records, Tommy Boy Music, and Philly Groove Records, representing recordings by De La Soul, Queen Latifah, Ben Harper, The Delfonics, Sinéad O’Connor and Coolio.

Our History

Established in 2007, we are an active music company, one that owns and administers rights, and our strategy has been to build our business based on strategic acquisitions and long - term ownership of rights.

In 2010, we acquired TVT Music Publishing, home to high quality rap, hip - hop and pop music of the 1990s and 2000s. We then acquired Philly Groove Records, which included our first recorded music assets and additional publishing hits, including the Delfonics' "Ready or Not Here I Come (Can't Hide From Love)," which has been covered by artists ranging from The Fugees to Missy Elliot.

In 2012, we acquired Reverb Music and its roster of active songwriters, diversifying holdings in the United Kingdom (“U.K.”) and adding film and television music. We also acquired the FS Media collection of catalogs in 2014, adding the catalogs of Sheryl Crow, John Denver, Billy Strayhorn, Evanescence and Creed.

In 2015, we expanded our catalog with music for film by investing in the royalty streams of Hans Zimmer’s portfolio of film scores dating back to 1989’s Driving Miss Daisy and including The Lion King, Gladiator, the Dark Knight franchise, and others. In 2020, we created a frontline film production music investment initiative with Atlantic Screen Group. In 2022, we invested in the royalty streams of Henry Jackman’s portfolio of film scores, which included those from the Captain America, Jumanji and Kingsman franchises.

We acquired London-based Blue Raincoat Music Ltd and its label platform Chrysalis Records Ltd in 2019, thereby adding recorded music operations to our business, as well as the sound recordings of Sinéad O’Connor, The Specials, Generation X, The Waterboys and Go West.

Our 2020 acquisitions of Hearts Bluff and Shapiro Bernstein brought titles from the likes of Elvis, Kool & the Gang, Garth Brooks and Roy Orbison, as well as titles from the turn of the century to our portfolio. Additionally, through more individual or estate acquisitions, we have added catalogs from luminaries such as Sonny Rollins, the Commodores, Louis Prima, Bob Crewe, Mannie Fresh, Alabama, Fred Rister and many others.

During 2021, we acquired United States (“U.S.”) based record label and music publishing company Tommy Boy Music, LLC (“Tommy Boy”), which helped launch the careers of Queen Latifah, Afrika Bambaataa, Digital Underground, Coolio, De La Soul, House of Pain and Naughty By Nature.

We have focused on being a full service music company and have strategically expanded to include management services through Big Life Management and Blue Raincoat Artists in the U.K. In tandem with this diversification, we have concentrated on emerging markets, which are expected to be responsible for much of the future growth in the music industry. To this end, we acquired a stake in PopArabia in January 2020 with a focus on signing artists, acquiring catalogs, and establishing a rights management company in the Middle East and North Africa (“MENA”) region.

Through the initiatives above, we have deployed and committed approximately $659.9 million in capital through acquisitions and frontline deals over the last five years.

Industry Overview

The global music entertainment industry is experiencing significant growth. Within the larger music entertainment space, the music publishing and recorded music segments are thriving.

Streaming was the key driver for industry growth in 2023. According to the International Federation of the Phonographic Industry (“IFPI”), subscription streaming grew by 11.2% in 2023, representing $14 billion of revenue. This growth has been driven by an increase in subscribers and usage alike, as well as price increases. The total number of music subscribers globally was 667 million in 2023, up from 589 million in 2022. Additionally, according to Luminate (formerly MRC Data), global on-demand audio song streams increased by approximately 22.3% year-over-year in 2023. Also in 2023, the volume of music on DSPs has continued to increase, with an average of 103,500 new ISRCs delivered each day, up 10.8% from 2022.

Streaming growth in the emerging markets is also having an outsized impact on the industry and global recorded music revenues. The IFPI reports that China remained the fifth largest recorded music market and boasts the fastest rate of revenue growth for any country in the top 10 music markets. Sub-Saharan Africa, as a region, had the fastest growth of recorded music revenue growth. In MENA, streaming revenues accounted for 98.4% of total revenues, and total revenues grew by 14.4%.

Beyond growth in paying subscribers, we believe recent developments suggest that streaming pricing may have room for further optimization. In 2023, Spotify increased prices in 65 countries for the individual, duo, family and student plans. For the second time in 12 months in 2023 Deezer increased prices for all new premium and family subscriptions in key territories including France, UK, Spain, Italy and the Netherlands. YouTube increased prices of its individual and family plan tiers on both YouTube Premium and YouTube Music in the United States in 2023. In 2022, Apple Music increased prices of its individual and family plans in the United States, and Amazon Music Unlimited increased the prices of both its individual and family subscription plans.

Data in Luminate’s 2023 report demonstrates the increasing importance of emerging markets and non-English content, including suggesting the potential for India to overtake the U.S. as the country with the highest overall streaming volume globally. While India’s streaming volume is currently just shy of the U.S.’s, the country saw the biggest year-over-year increase in total on-demand music streams of any nation, with an increase of nearly half a trillion streams, while the U.S. volume increased by 184 billion. Furthermore, Luminate reported that the Hindi-language music market share has more than doubled from 2021 to 2023, up to nearly 8%, and also noted over 60% of both Gen Z and Millennial listener groups “listen to new music to experience new cultures and perspectives.” This data supports Reservoir’s investments in emerging markets, including in India and MENA.

Platforms such as gaming, home fitness and social media have evolved in ways that integrate commercial music into their services – which are all accretive revenue sources to the music industry. The evolution of car entertainment systems from physical media players to streaming connectivity has driven growth in music subscribers and digital advertising revenue for music services. By 2030, it’s projected that 96% of new vehicles shipped worldwide will be built with internet connectivity.

The traditional music revenue sources of live music, touring and physical sales continue to see growth. This contributed to a 13.4% year-over-year growth of physical album sales in 2023 and 9.5% growth in performance rights revenues, according to the

IFPI. In addition, synchronization revenue continued to grow 4.7% in 2023. According to the IFPI, the recorded music industry experienced 10.2% year-over-year growth overall to $28.6 billion.

In addition to their growing popularity with consumers, emerging music monetization platforms are now proactively engaging with the music entertainment industry to properly compensate rightsholders for use of music. For example, Reservoir has licensing agreements with platforms including TikTok, Peloton, Meta and Snap. These emerging music monetization platforms are now a permanent part of the music entertainment industry and have helped expand access to and listenership of music globally.

Regulatory Environment and Trends

Increased government intervention to curb piracy and improve monetization rates for content owners helps secure the future of the industry. Government interventions in the U.S. and the European Union (“EU”) are expected to result in increased revenues for the music entertainment industry, at least in the near-term.

Music Modernization Act (the “MMA”). In 2018, the U.S. enacted the MMA, which resulted in reforms to music licensing through the regulation of digital music services’ relationships to content owners. This includes improving the way digital music services procure mechanical licenses, requiring digital radio services, such as SiriusXM and Pandora, to make royalty payments to recording artists for recordings before 1972, and providing for direct payments of royalties owed to producers, mixers and engineers when their original works are streamed on non-interactive webcasting services.

Copyright Royalty Board (the “CRB”). Also in 2018, the U.S. CRB issued updated royalty rates and terms. This ruling by the CRB included increased publishing royalty rates for musical compositions in the U.S. from 2018 through 2022. While this decision was vacated in part on appeal in August 2020, the case was remanded back to the CRB for further proceedings. In June 2023, the CRB issued its final determination, which retroactively upheld the headline royalty rates initially determined in 2018, and those rates were published in the Federal Register in August 2023. In 2018, the CRB also significantly increased the royalty rates for sound recordings in the U.S. paid by SiriusXM from 2018 through 2022, and the MMA extended the term of this increase through 2027. In 2022, songwriters and publishers won a raise in streaming headline royalty rates from 10.5% to 15.1% over the 2018-2022 period. Also in 2022, The National Music Publishers’ Association (“NMPA”), the Nashville Songwriters Association International (“NSAI”) and the Digital Media Association (“DiMA”) announced a settlement regarding the U.S. mechanical streaming rates for 2023-2027. In December 2022, the CRB published final regulations adopting those headline rates, which escalate from 15.15% of total revenue in 2023 to 15.20% in 2024 and then a half of a tenth of a percentage point increases in each of the next three years, peaking at 15.35% in 2027. This settlement will also change other key factors in U.S. mechanical streaming rates, including increases to per-subscriber minimums and Total Content Costs (“TCC”).

European Union Copyright Directive. In 2019, the EU passed legislation to protect music rightsholders and recording artists. The legislation was designed to limit safe harbors from liability for copyright infringement and to ensure that rightsholders and recording artists are remunerated fairly when their music is shared online by user-uploaded content services.

EU AI Act. In 2023, the European Parliament and the Council of the EU enacted The AI Act, the first-ever legal framework aimed at addressing the risks of artificial intelligence (“AI”). The AI Act aims to provide AI developers and deployers with clear requirements and obligations regarding specific uses of AI to protect intellectual property owners and rightsholders.

Music Publishing

Music Publishing Industry Overview

The music publishing industry involves the identification and development of songwriters to create, market and promote compositions, as well as licensing and acquisition of rights in musical compositions from content owners (e.g., publishers, songwriters, composers and other rightsholders). According to Music & Copyright, the music publishing industry generated $9.0 billion in revenues worldwide in 2023, representing an increase of 10.9% from 2022, and a compound average annual growth rate of 10.4% since 2018.

Royalties & Revenue Generation

Music publishers generally generate revenues by receiving royalties pursuant to public performance, digital, mechanical, synchronization and other licenses. In the U.S., music publishers collect and administer mechanical royalties, and statutory rates are established pursuant to the U.S. Copyright Act of 1976, as amended, for the royalty rates applicable to musical compositions for sale and licensing of recordings embodying those musical compositions. In the U.S., public performance income is administered and collected by music publishers and their performing rights organizations and, in most countries outside the U.S., collection, administration and allocation of both mechanical and performance income are undertaken and regulated by governmental or quasi-governmental authorities. Throughout the world, each synchronization license is generally subject to negotiation with a prospective licensee, and music publishers pay a contractually required percentage of synchronization income to the songwriters or their heirs and to any co-publishers.

Performance royalties generate revenue through live performance and digital performance of musical compositions to the general public, including via broadcast of musical compositions on television, radio and cable, live performance at a concert or other venue (e.g., arena concerts, nightclubs), broadcast of musical compositions at sporting events, restaurants or bars, and the performance of musical compositions in staged theatrical productions.

Digital royalties include the licensing of recorded music in various digital formats and digital performance of musical compositions to the general public, such as streaming and download services.

Mechanical royalties are generated through the sale of recorded music in various physical formats, including vinyl, CDs and DVDs.

Synchronization royalties stem from the use of the musical composition in combination with visual images. This includes films or television programs, television commercials, video games and merchandising, toys or novelty items.

Music publishing also generates royalties from the licensing of copyrights for use in printed sheet music.

In the U.S., mechanical royalties are collected directly by music publishers, from The Mechanical Licensing Collective (the “MLC”), the nonprofit organization designated by the U.S. Copyright Office to distribute mechanical royalties for streaming pursuant to the MMA, recorded music companies or via The Harry Fox Agency, a non-exclusive licensing agent affiliated with the Society of European Stage Authors and Composers (“SESAC”). Outside the U.S., mechanical royalties are collected directly by music publishers or from collecting societies.

Throughout the world, publishers collect performance royalties directly or on behalf of music publishers and songwriters by performance rights organizations and collecting societies. Key performing rights organizations and collecting societies include American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music Inc. (“BMI”) and SESAC in the U.S., the Mechanical-Copyright Protection Society (“MCPS”) and the Performing Right Society (“PRS”) in the U.K., and the Society of Composers, Authors, and Music Publishers of Canada (“SOCAN”) and the Canadian Musical Reproduction Rights Agency (“CMRRA”) in Canada.

The societies pay a percentage (which is set in each country) of the performance royalties to the copyright owner(s) or administrators (i.e., the publisher(s)), referred to in the industry as the “publisher’s share,” and a percentage directly to the songwriter(s), referred to in the industry as the “writer’s share” of the composition. Typically, the percentage split is 50% to the publisher’s share and 50% to the writer’s share, but this can vary. Thus, the publisher generally retains the performance royalties corresponding to its share of the work, other than any amounts they are contractually required to pay through to their clients (other publishers or writers).

Reservoir’s Music Publishing Business

The operations of our Music Publishing business are conducted through all our offices, as well as various subsidiaries and sub-publishers. We own or control rights to more than 150,000 compositions as of March 31, 2024, including numerous pop hits, American standards, and motion picture and theatrical compositions. Our award-winning catalog includes over 5,000 clients as of March 31, 2024 and boasts a diverse range of genres, including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative and gospel.

As a copyright owner and administrator of musical compositions, we promote, place, market and administer the use of our musical compositions, in addition to the creative outputs of our active songwriters. For example, we encourage recording artists to record and include our musical compositions on their recordings, offer opportunities to include our musical compositions in filmed entertainment, advertisements and digital media, and advocate for the use of our musical compositions in live stage productions. In return, our Music Publishing business garners a share of the revenues generated from use of those musical compositions via the royalties outlined above.

We continually add new musical compositions to our catalog and seek to acquire rights in musical compositions that will generate revenues over the long term. We acquire copyrights or portions of copyrights and administration rights from songwriters or other third-party holders of rights in musical compositions.

Composers’ and Songwriters’ Contracts

We derive our rights through contracts with composers, songwriters or their heirs and with third-party music publishers. In some instances, those contracts grant up to either 100% or some lesser percentage of copyright ownership in musical compositions and/or administration rights. In other instances, those contracts only convey to us rights to administer musical compositions for a period of time without conveying a copyright ownership interest. Our contracts grant us exclusive use rights in the jurisdictions concerned excepting any pre-existing arrangements. Many of our contracts grant us rights on a global basis. We customarily possess administration rights for every musical composition created by the songwriter or composer during the exclusive term of the contract.

While the duration of the administration rights under contracts may vary, some of our contracts grant us ownership and/or administration rights for the duration of copyright. See “—Intellectual Property - Copyrights.” U.S. copyright law permits authors or their estates to terminate an assignment or license of copyright (for the U.S. only) after a set period of time. See “Risk Factors - Risks Related to Intellectual Property and Data Security - We face a potential loss of catalog to the extent that our songwriters or recording artists have a right to recapture rights in their musical compositions or recordings under the U.S. Copyright Act.”

Recorded Music

Recorded Music Industry Overview

The recorded music industry involves the identification and development of artists to create, market and promote recordings (i.e., a specific recording of a composition). According to the IFPI, the recorded music industry generated $28.6 billion of revenue globally in 2023, reflecting year-over-year growth of 10.2% and a compound annual growth rate of 10.4% since 2018.

Royalties & Revenue Generation

As with Music Publishing, the Recorded Music business also generates royalties but for the use of sound recordings, including digital, physical, synchronization and performance rights. Digital formats include streaming, downloads and the ongoing proliferation of novel access points like video gaming and social media. Physical formats include CDs, as well as through historical formats, such as vinyl albums. Synchronization royalties stem from the use of the musical composition in combination with visual images. In Recorded Music, public performance royalties are known as neighboring rights and are generated through broadcast of music on television, radio and cable and in public spaces such as shops, workplaces, restaurants, bars and clubs. Throughout the world, collection societies in various territories collect royalties from neighboring rights to be distributed to artists, record labels and other sound recordings rights holders.

Reservoir’s Recorded Music Business

Our Recorded Music business consists of three types of sound recording rights ownership. The first type is the active marketing, promotion, distribution, sale and licensing of newly created frontline sound recordings from current artists. The second type is the active marketing, promotion, distribution, sale and licensing of previously recorded and subsequently acquired catalog recordings. The third type is the acquisition of full or partial interests in existing record labels, sound recording catalogs or income rights to a royalty stream associated with an established recording artist or producer. Acquisition of these income participation interests is typically in connection with recordings that are owned, controlled, and marketed by the major record labels.

Sales, Distribution & Royalties

We generate revenues from the new releases of frontline artists and our catalog of recordings. In addition, we actively repackage music from our catalog to form new products. The distribution is handled by a network of partners that includes Proper, PIAS, Secretly, Alliance and MERLIN. All these distributors market, distribute and sell products of independent labels and artists to digital music services, retail and wholesale distributors, and various distribution centers and ventures operating internationally. Secretly and PIAS use select physical product distributors to sell our CDs and vinyl, such as Cinram in Europe and Alliance in the U.S. We also distribute select recordings and video products, including the Tommy Boy catalog, directly to digital music services through licenses we secure via our membership with MERLIN. MERLIN is one of the top global digital rights agencies in the world, negotiating licenses on behalf of many independent record labels, distributors and other music rightsholders.

Through our distribution network, our music is being sold in physical retail outlets, as well as via online retailers, and distributed in digital form to an expanding universe of digital partners including streaming services.

In connection with the digital distribution of our music, we currently partner with a broad range of digital music services, such as Amazon, Apple, Deezer, Spotify, SoundCloud, Tencent Music Entertainment Group and YouTube; radio services, such as iHeart Radio, Pandora and SiriusXM; fitness platforms, such as Apple Fitness+, Equinox, Hydrow and Peloton; and social media outlets, such as Facebook, Instagram, Snapchat and TikTok. We are actively seeking to further develop and grow our digital business.

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

Recording Artists’ Contracts

Our recording artists’ contracts define the commercial relationship between our recording artists and our record labels. We negotiate recording contracts with recording artists that define our rights to use the recording artists’ music. For recordings that we acquire as part of a catalog acquisition, we do not have the ability to negotiate these recording artists’ contracts, and as a result, we step into the position of the previous catalog owner. In accordance with the terms of the recording artists’ contracts, the recording artists receive royalties based on sales and other uses of their music. We customarily provide up-front payments to frontline recording artists, called “advances,” which are recoupable by us from future amounts otherwise payable to such recording artists. We typically structure agreements with new frontline artists as net profit deals, whereby the artist receives a portion of the net profits after deducting all costs from the gross revenue.

Our frontline recording artists’ contracts generally provide more favorable terms to the recording artist, entitling us to a set number of albums and an exclusive license to exploit those albums for a fixed period of time. In contrast, our catalog recording artists’ contracts typically grant us ownership for the duration of copyright. See “—Intellectual Property - Copyrights.” U.S. copyright law permits authors or their estates to terminate an assignment or license of copyright (for the U.S. only) after a set period of time. See “Risk Factors

- Risks Related to Intellectual Property and Data Security - We face a potential loss of catalog to the extent that our songwriters or recording artists have a right to recapture rights in their musical compositions or recordings under the U.S. Copyright.”

Our Competitive Strengths

Value Enhancement

Our synchronization team is comprised of 11 people worldwide dedicated to marketing and licensing our music for use in films, trailers, television shows, advertisements and video games. For the year ended March 31, 2024, our synchronization income accounted for 12% of our total revenues. Digital licensing covers platforms that extend from social media, background music, home fitness, to music education and music therapy. These are all new music distribution vehicles that bring new income streams to songwriters and artists and opportunities that enhance the value of intellectual properties.

Platform Positioned for Growth

We have made investments in an infrastructure that we expect to leverage as we continue to scale our Music Publishing business. Within our Recorded Music business, we have completed and integrated the acquisitions of Chrysalis Records and Tommy Boy Music and believe we are well-positioned to ingest additional master recordings into our platform resulting in additional operating leverage as we scale.

Well-Positioned to Capitalize on the Growth of the International Music Industry Driven by Streaming

In its 2023 Global Music Report, the IFPI reported that global recorded music industry revenues grew 10.2% in 2023, marking a ninth consecutive year of growth. That growth was driven by streaming revenue, which grew 10.4% overall. In particular, in 2023 paid subscription accounts rose to 667 million users, which accounted for $14 billion in revenue, an increase of 11.2% year-over-year and represented 48.9% of total global recorded music revenues.

Emerging Markets Presence and Investments in Local Content

According to the IFPI, each of the top ten global music markets grew revenue year-over-year in 2023, with the fastest growing countries including China, Brazil, and Canada. Notably the fastest growing region included Sub-Saharan Africa with a 24.7% revenue increase. MENA revenues also rose by 14.4% in 2023, exceeding the global growth rate. India’s revenue also grew 15.4%, making it the 14th largest global market in 2023. We believe Reservoir’s stake in PopArabia has put us in the position to capture the growth in MENA. Since we made this investment, we have signed artists and acquired catalogs from India and the MENA region, ranging from indie tastemakers like Zeid Hamdan to regional superstars like Mohamed Ramadan and Nancy Ajram. We have also established the subsidiary ESMAA, which is a United Arab Emirates-based rights management entity working with global music rights organizations, music publishers, songwriters, record labels and artists to ensure their music and rights are fully administered and licensed in the region. In its first full year of operation, Fiscal 2022, ESMAA licensed several key music users for the first time including a multimillion dollar license with EXPO 2020 in Dubai.

We continue to be focused on acquiring and developing music content in the emerging markets to capture the higher expected growth in such regions and diversify our catalog with both global and regional content.

Experienced Leadership Team

The team is experienced in the music entertainment business, with a firm commitment to executing on its strategy on an ongoing basis. Reservoir has sustained no executive management turnover since inception, creating a team that has been working together long-term, is incentivized to continue to scale the business and increase shareholder value, and takes pride in their team, their clients, and the Company.

Environmental, Social, and Governance (“ESG”) Efforts

We hold ourselves accountable to maintain environmentally sound practices, limiting our impact on the environment, while simultaneously delivering on our business goals. As part of this, we consistently engage in clean energy solutions and waste-conscious efforts, we maintain limited physical assets and we continuously evaluate methods to reduce our environmental impact, including on the physical spaces in which we operate.

Advocating for our creators is one crucial aspect of our social business. We have Board representation at leading industry non-profits across the globe, including MusiCares, Songwriters Hall of Fame, Silkroad, the NMPA, the MLC, International Confederation of Music Publishers (“ICMP”), and the Independent Music Publishers International Forum (“IMPF”), where we lead the charge on advocating for songwriter rights, artist rights and fair compensation.

In addition, we are committed to preserving the legacies of creators, so their music is heard for generations to come. To that end, we also develop and support several educational initiatives with leading universities, through which the students learn about our legacy artists and their catalogs, ensuring that the music lives on. These collaborations are ongoing at New York University. Our staff also lends their time at leading global educational institutions to invest in the next generation of business leaders. Our founder and CEO Golnar Khosrowshahi lectured at Columbia Business School for the Foundations of Entrepreneurship class and spoke at Oxford University, while other staff members have lectured or taught at New York University and Syracuse University, among others. Reservoir has also helped support educational initiatives associated with the New York Philharmonic, such as sponsoring local students to attend a donor rehearsal. In addition, Reservoir also conducted an educational program with The Door, a non-profit that provides youth development services ranging from health services, legal assistance, GED classes, job training, supportive housing, meals and recreational activities with a focus on the arts.

Our Growth Strategies

M&A

Asset and company acquisitions have been our path to growth since inception. We plan to continue to execute on our disciplined approach to M&A strategy of acquiring high-quality copyrights and recordings, including executing transactions on an off-market basis at an attractive return and capitalizing on upside potential with our value enhancement capabilities.

Active Songwriter and Artist Roster

We plan to continue expanding our active songwriter and artist roster. Our creative services, the existing roster and our value enhancement platform all contribute to our ability to attract clients across genres. We remain focused on unique talent that represents diversity across a variety of genres and sounds. We also partner with our clients to create new music, some of which tops the biggest music charts, helping to grow our presence in the contemporary music marketplace and achieve increased market share.

Embrace Commercial Innovation with New Digital Distributors and Partners

Over the past several years, we have seen licensing growth from in-home fitness platforms, with licenses issued to Peloton, Equinox and Apple Fitness+, among others. We expect our licensing volume to increase and extend to other new market entrants and digital platforms across social media, music education and other categories, such as online gaming platforms. These licenses and the associated revenues are on balance accretive to our overall revenues, and we view being on the forefront of digital licensing as a significant growth area for us. We are equally focused on our strategy of the active issuance of licenses and the pursuit of copyright infringement.

Our Songwriter and Recording Artist Value Proposition

Below is an overview of the creative and commercial services we provide to our songwriters and recording artists.

Creative Partnership

Our staff has experience identifying and contracting with songwriters and recording artists. We are not only searching for immediate hits. We actively scout and sign talent with the market potential for longevity and lasting impact. To that end we offer tailored support and resources, helping to achieve commercial and critical success.

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

Many of our catalog artists continue to appeal to audiences long after they cease releasing new music. We have a process for sustaining sales across our catalog releases. Our strategy is to maximize the value of our catalog of recorded music through innovative marketing initiatives, and we use our catalog as a source of material to curate re-releases, compilations, box sets and special package releases, which provide consumers with incremental exposure to familiar music and recording artists.

Our longstanding relationships within the creative community also provide our creators with a wide network of collaborators, which we believe is a vital part of helping them to realize their best work. Our creative and A&R teams are further complemented by our marketing services team, which provides high-touch, bespoke services.

Marketing and Promotion

We are experienced in value enhancement with a proven record of success in marketing and promotion. With direct relationships at significant digital music service and social media networks, as well as radio, press, film, television retail and platforms for music entertainment.

We apply a comprehensive approach to marketing and promoting our songwriters, recording artists and their music. For our Music Publishing business, our goal is to promote our songwriters’ interest in their music, enhance the value of those copyrights and promote their work and legacies as creators. Our goal for our Recorded Music business is to set up new frontline releases from emerging and established acts for success, while furthering the success of catalog releases and legacy artists. Our marketing team has experience across music publishing and recorded music, which allows us to execute long-term campaigns, while adapting quickly to changes in the marketplace. In addition, our synchronization team strives to add value to our songwriters’ and recording artists’ music by marketing and licensing it for use in films, trailers, television shows, advertisements and video games.

Global Reach and Local Expertise

Our team is distributed across our offices from Los Angeles to Abu Dhabi and operates as a global team. The small size of our team allows us to be nimble, and the geographic distribution enables us to look at music through a culturally relevant lens, as necessitated by different regions.

Competition

We believe we are competitive in the music publishing and recorded music industries because of our reputation among creators and content owners and our value enhancement capabilities. In addition to competing against the major music companies, we also compete against the many other independent music companies. To a lesser extent, we compete with the way consumers use their disposable income for media and entertainment. However, many of these alternatives present an opportunity for monetization for our business (e.g., television, films and video games - all of which contain and license music).

The music publishing industry is highly competitive and dominated by three companies. According to Music & Copyright, Sony Music Publishing, Universal Music Publishing Group and Warner Chappell Music accounted for approximately 60% of global music publishing revenues in 2023. There are many smaller participants, including individual songwriters who self-publish their work, that collectively accounted for the remaining approximately 40% of global music publishing revenues.

The recorded music industry is also highly competitive and dominated by three companies. The three largest recorded music companies - Universal Music Group, Sony Music Entertainment and Warner Music Group - account for approximately 70% of global recorded music revenues, according to public company filings and the IFPI. Outside of these three companies are numerous participants, including independent recorded music companies, that collectively account for approximately 30% of the global recorded music market.

Intellectual Property

Copyrights

Our business is dependent on our ability to maintain rights in musical compositions and sound recordings through copyright protection.

In the U.S., copyright protection for “works made for hire” (i.e., works of employees or certain specially commissioned works) created on or after January 1, 1978 generally lasts for 95 years from first publication or 120 years from creation, whichever expires first. The period of copyright protection for works created on or after January 1, 1978 that are not “works made for hire” lasts for the life of the author plus 70 years. All works that were created and published or registered in the U.S. prior to January 1, 1978 generally hold copyright protection for 95 years, subject to compliance with certain statutory provisions including notice and renewal. Additionally, the MMA extended federal copyright protection in the U.S. to sound recordings created prior to February 15, 1972. The duration of copyright protection for such sound recordings varies based on the year of publication, with all such sound recordings receiving copyright protection for at least 95 years, and sound recordings published between January 1, 1957 and February 15, 1972 receiving copyright protection until February 15, 2067. The term of copyright in the EU for musical compositions in all member states lasts for the life of the author plus 70 years. This is also true for the U.K.

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

We are largely dependent on legislation in each jurisdiction in which we operate to protect our rights against unauthorized reproduction, distribution, public performance or rental. In all jurisdictions in which we operate, our intellectual property receives some degree of copyright protection, although the extent of effective protection varies widely. In a number of emerging countries, the protection of copyright remains inadequate.

Technological changes have focused attention on the need for new legislation that will adequately protect the rights of producers. We actively lobby in favor of industry efforts to increase copyright protection and support the efforts of organizations, such as the Recording Industry Association of America, the IFPI, the NMPA, the ICMP and the World Intellectual Property Organization.

Trademarks

We register our major trademarks in countries where we believe the protection of such trademarks is important for our business. Our major trademarks include the “Reservoir” name and circular “R” logo with blue stripe. We also use certain trademarks, including those of certain subsidiaries, pursuant to perpetual license agreements. We actively monitor and protect against activities that might infringe, dilute or otherwise harm our trademarks. We also hold the rights to various internet domain names, which are subject to Internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. See “Risk Factors - Risks Related to Intellectual Property and Data Security.”

Joint Ventures

We have entered into various contractual joint venture arrangements pursuant to which we or certain of our subsidiaries jointly acquire publishing, administration, recording and related rights and interests with third parties. These contractual joint venture arrangements differ from a traditional joint venture arrangement in that we typically do not form a new standalone special purpose vehicle to enter into such arrangement or hold any such assets.

Human Capital Resources

As of March 31, 2024, we employed approximately 99 persons worldwide, including temporary and part-time employees, as well as employees that were added through acquisitions. As of March 31, 2024, none of our employees in the U.S. were subject to a collective bargaining agreement, although certain employees in our non-domestic subsidiaries were covered by national labor agreements.

Our human capital resources objectives include attracting, developing and retaining personnel, and enhancing diversity and inclusion in our workforce to foster community, collaboration and creativity among our employees, while supporting our ability to grow our business. To facilitate these objectives, we seek to foster a diverse, inclusive and safe workplace, with opportunities for employees to develop their talents and advance their careers.

Corporate Information

Our principal executive offices are located at 200 Varick Street, Suite 801A, New York, New York 10014, and our telephone number is (212) 675-0541.

Website Access to Company’s Reports and Disclosure Information

Our Internet website address is https://www.reservoir-media.com, to which we regularly post copies of our press releases, public conference calls, and webcasts as well as additional information about us. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and all amendments to those reports filed, are available free of charge through the Investors section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We include our website address in this Annual Report on Form 10-K only as an inactive textual reference. Information contained in our website does not constitute a part of this report or our other filings with the SEC.

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

Risk Factors Summary

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. Risks that we deem material are described below. These risks include, but are not limited to, the following:

Risks Related to Our Business and Operations

●	market competition, including, among others, competition against other music publishing companies and record companies;
●	our ability to successfully execute our business strategy;
●	our ability to identify, sign and retain songwriters and recording artists;
●	our international operations, which subject us to the trends and developments of other countries, as well as the fluctuations of the currency exchange rate;

●	the impact of a global health pandemic or any other outbreak of contagious disease or other widespread natural disaster on our business, cash flows, financial condition and results of operations;
●	our ability to attract and retain key personnel;
●	our ability to implement, maintain, and improve effective internal controls;
●	risks associated with strategic acquisitions or other transactions, including, among others, business acquisitions, combinations, investments and joint ventures;
●	the impact of legislation that may limit or result in the unenforceability of our contracts with certain songwriters or artists;
●	the possibility that streaming adoption or revenues may grow less rapidly or level off in the future;
●	the impact of digital music services on our marketing and distribution and the possible changes in the terms of the licensing agreements with such services, including, among others, those governing royalty rates;
●	the increased expenses associated with being a public company;
●	risks associated with our substantial indebtedness;

Risks Related to Intellectual Property and Data Security

●	our ability to obtain, maintain, protect and enforce our intellectual property rights;
●	our involvement in intellectual property litigation, including, among others, any assertions or allegations of infringement or violation of intellectual property rights by third parties;
●	the impact of digital piracy on our business, cash flows, financial condition and results of operations;
●	our ability to maintain and protect the information security relating to our customers, employees, vendors and our music;
●	the impact of evolving laws and regulations relating to, among others, data privacy, consumer protection and data protection, as well as the rights granted to songwriters and recording artists under the U.S. Copyright Act;

Risks Related to Our Common Stock and Warrants

●	the volatility of our stock prices, which could subject us to securities class action litigation;
●	the potential exercise and/or redemption of our Warrants; and
●	negative reports published by securities or industry analysts, or the lack of research or reports published by such analysts;
●	future sales by our stockholders.

Risks Related to Our Business and Operations

We may be unable to compete successfully in the highly competitive markets in which we operate and may suffer reduced profits as a result.

The industries in which we operate are highly competitive, have experienced ongoing consolidation among major music entertainment companies and are driven by consumer preferences that are rapidly changing. Furthermore, they require substantial human and capital resources. We compete with other music publishing companies and recorded music companies to identify and sign new songwriters and recording artists with the potential to achieve long-term success and to enter into and renew agreements with established songwriters and recording artists. In addition, our competitors may, from time to time, increase the amounts they spend to discover, or to market and promote, songwriters and recording artists or reduce the prices of their music in an effort to expand market share. We may lose business if we are unable to sign successful songwriters or recording artists or to match the prices of the music offered by our competitors. Our music publishing business (the “Music Publishing business”) competes not only with other music publishing companies, but also with songwriters who publish their own works and companies in other industries that may choose to sign direct deals with songwriters or music publishing companies. Our recorded music business (the “Recorded Music business”) competes not only with other recorded music companies, but also with recording artists who may choose to distribute their own works (which has become more practicable as music is distributed online rather than physically) and companies in other industries that may choose to sign direct deals with recording artists or recorded music companies. Our Music Publishing business and Recorded Music business is to a significant extent dependent on technological developments, including access to and selection and viability of innovative technologies, and is subject to potential pressure from competitors as a result of their technological developments. For example, our Recorded Music business may be further adversely affected by technological developments that facilitate the piracy of music, such as Internet peer-to-peer file sharing, by an inability to enforce our intellectual property rights in digital environments and by a failure to further develop successful business models applicable to a digital environment. The Recorded Music business also faces competition from other forms of entertainment and leisure activities, such as cable and satellite television, motion pictures and video games in physical and digital formats.

We may not be able to successfully execute our business strategy.

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

We are a global company with strong local presences, which have become increasingly important as the popularity of music originating from a country’s own language and culture has increased in recent years. Our mix of national and international songwriters and recording artists is designed to provide a significant degree of diversification. However, our music does not necessarily enjoy universal appeal and, if it does not continue to appeal in various countries, our results of operations could be adversely impacted. As a result, our results of operations can be affected not only by general industry trends, but also by trends, developments or other events in individual countries, including:

●	limited legal protection and enforcement of intellectual property rights;
●	restrictions on the repatriation of capital;
●	fluctuations in interest rates and foreign exchange rates;
●	differences and unexpected changes in regulatory environment, including environmental, health and safety, local planning, zoning and labor laws, rules and regulations;
●	varying tax regimes which could adversely affect our results of operations or cash flows, including regulations relating to transfer pricing and withholding taxes on remittances and other payments by subsidiaries and joint ventures;
●	exposure to different legal standards and enforcement mechanisms and the associated cost of compliance;
●	difficulties in attracting and retaining qualified management and employees or rationalizing our workforce;
●	tariffs, duties, export controls and other trade barriers;
●	global economic and retail environment;
●	longer accounts receivable settlement cycles and difficulties in collecting accounts receivable;
●	recessionary trends, inflation and instability of the financial markets; and
●	armed conflicts or political instability.

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

The COVID-19 pandemic had an adverse effect on our business, cash flows, financial condition and results of operations. The COVID-19 pandemic suspended live concert tours, adversely impacting our concert promotion business and its sale of tour merchandise and made it more difficult for artists to engage in marketing efforts around the release of their new recordings. It delayed the release of new recordings by impeding the types of collaboration among artists, songwriters, producers, musicians, engineers and studios which are necessary for the delivery of those recordings. The cessation or significant delay in the production of motion pictures and television programs negatively affected synchronization revenue in our Music Publishing business and licensing revenue in our Recorded Music business.

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

Our management determined that material weaknesses existed in the internal controls over financial reporting while preparing our consolidated financial statements as of March 31, 2024 and 2023. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses identified relate to an ineffective control environment due to improper segregation of duties and a lack of qualified personnel to address certain complex accounting transactions and an ineffective risk assessment process resulting in improper design of control activities to address certain risks of material misstatement. We have instituted plans to remediate these issues and continue to take remediation steps, including hiring additional personnel and implementing new processes and controls in connection with financial reporting. Although we believe the hiring of additional accounting resources and implementation of processes and controls to better identify and manage segregation of duties will remediate the weakness with respect to insufficient personnel, there can be no assurance that the material weaknesses will be remediated on a timely basis or at all, or that additional material weaknesses will not be identified in the future. If we are unable to remediate the material weaknesses, our ability to record, process and report financial information accurately and to prepare consolidated financial statements within the time periods specified by the rules and regulations of the SEC could be adversely affected, which, in turn, may have a material adverse effect on our business, cash flows, financial condition and results of operations.

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

Some songwriter and recording artist groups, particularly in Europe, are urging governments to intervene in the music streaming business in ways that could affect the terms agreed in our contracts with them. Governments, including states in the United States, have enacted or considered enacting legislation limiting the duration that an individual can be bound under a “personal services” contract, which could impair our ability to retain the services of key artists and songwriters. Government intervention in the music streaming business could have an adverse effect on our business, cash flows, financial condition and results of operations.

We are aware of a number of judicial decisions and legislative proposals that could bring about major reforms in worker classification. Although we believe that the songwriter and recording artist with which we partner are properly characterized as independent contractors, tax or other regulatory authorities may in the future challenge our characterization of these relationships. If such regulatory authorities or state, federal or foreign courts were to determine that our songwriter and recording artist are employees, and not independent contractors, we would be required to withhold income taxes, to withhold and pay Social Security, Medicare and similar taxes and to pay unemployment and other related payroll taxes. We would also be liable for unpaid past taxes and subject to penalties. As a result, any determination that our songwriter and recording artist are our employees could have a material adverse effect on our business, cash flows, financial condition and results of operations.

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

Under our license agreements and relevant statutes, we receive royalties from digital music services in exchange for the rights to stream or otherwise offer our music. The determination of the amount and timing of such payments is complex and subject to a number of variables, including the revenue generated, the type of music offered and the country in which it is sold, identification of the appropriate licensor, and the service tier on which music is made available. As a result, we may not be paid appropriately for our music. Failure to be accurately paid our royalties may adversely affect our business, cash flows, financial condition and results of operations.

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

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting. As a result, we incur significant legal, accounting and other expenses. Our management team and many of our other employees need to devote substantial time to compliance and other requirements of being a public company.

In addition, the need to maintain the corporate infrastructure demanded of a public company may also divert management’s attention from implementing our business strategy, which could prevent us from improving our business, financial condition, cash flows and results of operations. We have made, and will continue to make, changes to our internal control over financial reporting, including information technology controls, and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures that we take may not be sufficient to satisfy our obligations as a public company. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition, cash flows and results of operations. In addition, we cannot predict or estimate the amount of additional costs we may incur to comply with these requirements. We anticipate that these costs will continue to increase our administration expenses.

Our substantial indebtedness could adversely affect our business, cash flows, financial condition and results of operations.

We are borrowers under the Senior Credit Facility, which has a revolving credit commitment to $450 million and is scheduled to mature in December 2027.

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

Risks Related to Intellectual Property and Data Security

Failure to obtain, maintain, protect and enforce our intellectual property rights could substantially harm our business, cash flows, financial condition and results of operations.

The success of our business depends on our ability to obtain, maintain, protect and enforce our trademarks, copyrights and other intellectual property rights. The measures that we take to obtain, maintain, protect and enforce our intellectual property rights, including, if necessary, litigation or proceedings before governmental authorities and administrative bodies, may be ineffective, expensive and time-consuming and, despite such measures, third parties may be able to obtain and use our intellectual property rights without our permission. Additionally, changes in law may be implemented, or changes in interpretation of such laws may occur, that may affect our ability to obtain, maintain, protect or enforce our intellectual property rights. Failure to obtain, maintain, protect or enforce our intellectual property rights could harm our brand or brand recognition and adversely affect our business, cash flows, financial condition and results of operations.

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

A substantial portion of our revenue comes from the distribution of music, which is potentially subject to unauthorized consumer copying and widespread digital dissemination without an economic return to us, including as a result of “stream-ripping.” In its Engaging with Music 2023 report, the IFPI surveyed over 43,000 people to examine the ways in which music consumers aged 16 to 64 engaged with recorded music across 26 countries. Of those surveyed, 29% had used illegal or unlicensed methods to listen to or download music and 20% had used an unlicensed mobile app to illegally download music. Organized industrial piracy may also lead to decreased revenues. The impact of digital piracy on legitimate music revenues and subscriptions is hard to quantify, but we believe that illegal file sharing and other forms of unauthorized activity, including stream manipulation, have a substantial negative impact on music revenues.

As with many technological innovations, AI and machine learning technologies, also presents additional risks and challenges that could affect our business. AI and machine learning technologies are complex and rapidly evolving and the potential for AI-generated music has also introduced new challenges for protecting our intellectual property and other rights of our artists and songwriters. Along with an uncertain regulatory environment these challenges include new forms of intellectual property infringement through the unauthorized reproduction of copyrighted works and the name, images, likeness and voices of our artists and songwriters to “train” AI applications and to create unauthorized derivative works.

If we fail to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor (or if judicial decisions are not in our favor), if we are unsuccessful in our efforts to lobby governments to enact and enforce stronger legal penalties for copyright infringement or if we fail to develop effective means of protecting and enforcing our intellectual property (whether copyrights or other intellectual property rights such as patents, trademarks and trade secrets) or our music entertainment-related products or services, our business, cash flows, financial condition, results of operations and prospects may suffer.

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

We rely on third-party data storage providers, including cloud storage solution providers, resulting in less direct control over our data. Such third parties may also be vulnerable to security breaches and compromised security systems, which could adversely affect our business, cash flows, financial condition and results of operations.

Evolving laws and regulations concerning data privacy may result in increased regulation and different industry standards, which could result in monetary penalties, increase the costs of operations or limit our activities.

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

We face a potential loss of catalog to the extent that our songwriters or recording artists have a right to recapture rights in their musical compositions or recordings under the U.S. Copyright Act.

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

Risks Related to Our Common Stock and Warrants

The market price of our Common Stock and Warrants is volatile, and you may lose some or all of your investment.

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

As of March 31, 2024, our outstanding Warrants included 5,750,000 publicly-traded warrants (the “Public Warrants”), which were issued during ROCC’s initial public offering on December 15, 2020, and 137,500 warrants sold in a private placement to ROCC’s sponsor (the “Private Warrants”). Each whole Warrant entitles the registered holder to purchase one whole share of Common Stock at a price of $11.50 per share. To the extent such Warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants may be exercised could adversely affect the prevailing market price of our Common Stock.

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

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (i)(x) March 31, 2026, (y) the date on which we have total annual gross revenue of at least $1.07 billion, or (z) the date on which we are deemed to be a large accelerated filer, which means the market value of shares of our Common Stock and Warrants that are held by non-affiliates exceeds $700 million as of the prior September 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Even after we no longer qualify as an emerging growth company, we may continue to qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including reduced disclosure obligations regarding executive compensation in this Annual Report on Form 10-K and other periodic reports and proxy statements.

We cannot predict if investors will find our Common Stock or Warrants less attractive because we may rely on these exemptions. If some investors find our Common Stock or Warrants less attractive as a result, there may be a less active trading market for our Common Stock and Warrants and their market prices may be more volatile.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

We maintain robust and comprehensive processes, procedures and controls to protect and secure our information systems and data infrastructure from cybersecurity threats. Our cybersecurity program is led by our Vice President of Technology, who functions as our chief information security officer (“CISO”). Our cybersecurity program interfaces with other functional areas within the Company, including but not limited to our business segments and information technology (“IT”) and legal departments, as well as external third-party partners, to identify and understand potential cybersecurity threats. We regularly assess and update our processes, procedures and management techniques in light of ongoing cybersecurity developments. We also have a cybersecurity specific risk assessment process, which helps identify our cybersecurity threat risks by comparing our processes to standards set by the International Organization for Standardization (“ISO”).

Internally, the CISO coordinates oversight of reviewing security alerts, identifying and monitoring ongoing and potential cybersecurity threats, evaluating strategic business impacts of cybersecurity threats and developing programs and initiatives to educate our employees regarding cybersecurity. The CISO also manages our Incident Response Team, which includes a team comprised of executives from various cross - functional management teams, internal technical support roles and external third - party service providers. The Incident Response Team will analyze and, as necessary, escalate cybersecurity incidents both internally and with third - party service providers based on type and severity of the specific incident.

We also require cybersecurity training for relevant employees, focusing on the appropriate protection and security of confidential company and third-party information. The IT team provides regular updates to senior management on various cybersecurity threats, assessments and findings and effectiveness of the Company’s cyber risk management program. Our Board of Directors through the Audit Committee oversees our risk management, including our information technology and cybersecurity policies, procedures, and risk assessments. Management reports to our Board of Directors on information security matters as necessary, regarding any significant cybersecurity incidents, as well as any incidents with lesser impact potential.

As of the date of this Form 10 - K, the Company is not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition and that are required to be reported in this Form 10 - K. However, the sophistication of cyber threats continues to increase, and the preventative actions we have taken and continue to take to reduce the risk of cyber incidents and protect its systems and information may not successfully protect against all cyber incidents. Should any reportable cybersecurity incident arise, our management shall promptly report such matters to our Board of Directors for further action, including regarding the appropriate disclosure in accordance with SEC regulations, mitigation, and other response or actions that the Board of Directors deems appropriate to take. For more information on how cybersecurity risk may materially affect our business strategy, results of operations, or financial condition, please refer to Item 1A Risk Factors.

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

Item 3.Legal Proceedings

We are subject to claims and contingencies in the ordinary course of business. We believe that losses resulting from these matters that existed at March 31, 2024, if any, would not have a material adverse effect on our business, cash flows, financial condition and results of operations. Even if any particular litigation or claim is not resolved in a manner that is adverse to our interests, such litigation can have a negative impact on us because of defense and settlement costs, diversion of management resources from our business, and other factors. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.

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

On May 28, 2024, there were 17 registered holders of record of our Common Stock and Warrants. This does not include the number of stockholders who hold our Common Stock and Warrants through banks, brokers, and other financial institutions.

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

Recent Sales of Unregistered Equity Securities

There have been no other unregistered sales of equity securities during the year ended March 31, 2024, which have not been previously disclosed on a Current Report on Form 8-K.

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

Our fiscal year ends on March 31. Unless otherwise noted, all references to Fiscal 2024 represent the fiscal year ended March 31, 2024 and all references to Fiscal 2023 represent the fiscal year ended March 31, 2023.

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

Results of Operations

Income Statement

Our income statement was composed of the following amounts (in thousands):

			Fiscal 2024
	Fiscal	Fiscal	vs. Fiscal 2023
	2024	2023	$ Change	% Change
Revenues	$144,856	$122,287	$22,569	18%
Costs and expenses:
Cost of revenue	55,478	47,986	7,492	16%
Amortization and depreciation	24,986	22,075	2,911	13%
Administration expenses	39,816	31,168	8,648	28%
Total costs and expenses	120,280	101,229	19,051	19%

Operating income	24,576	21,058	3,518	17%

Interest expense	(21,088)	(14,756)	(6,332)	43%
Loss on early extinguishment of debt	—	(914)	914	NM
(Loss) gain on foreign exchange	(102)	269	(371)	(138)%
(Loss) gain on fair value of swaps	(1,125)	2,765	(3,890)	(141)%
Other income (expense), net	(1,089)	(17)	(1,072)	NM
Income before income taxes	1,172	8,405	(7,232)	(86)%
Income tax expense	335	5,625	(5,290)	(94)%
Net income	837	2,780	(1,942)	(70)%
Net income attributable to noncontrolling interests	(192)	(240)	48	(20)%
Net income attributable to Reservoir Media, Inc.	$645	$2,539	$(1,894)	(75)%

NM - Not meaningful

Revenues

Our revenues were composed of the following amounts (in thousands):

			Fiscal 2024
	Fiscal	Fiscal	vs. Fiscal 2023
	2024	2023	$ Change	% Change
Revenue by Type
Digital	$51,572	$44,117	$7,455	17%
Performance	22,796	16,702	6,094	36%
Synchronization	15,144	15,600	(456)	(3)%
Mechanical	3,428	3,485	(57)	(2)%
Other	3,254	3,931	(677)	(17)%
Total Music Publishing	96,193	83,834	12,359	15%

Digital	26,900	22,945	3,955	17%
Physical	8,943	6,001	2,942	49%
Neighboring rights	3,611	3,098	513	17%
Synchronization	2,911	2,780	131	5%
Total Recorded Music	42,367	34,825	7,542	22%

Other revenue	6,296	3,628	2,668	74%
Total Revenue	$144,856	$122,287	$22,569	18%

			Fiscal 2024
	Fiscal	Fiscal	vs. Fiscal 2023
	2024	2023	$ Change	% Change
Revenue by Geographical Location
U.S. Music Publishing	$56,253	$49,930	$6,322	13%
U.S. Recorded Music	23,255	19,104	4,151	22%
U.S. Other Revenue	6,296	3,628	2,668	74%
Total U.S.	85,803	72,662	13,141	18%
International Music Publishing	39,941	33,903	6,037	18%
International Recorded Music	19,112	15,721	3,391	22%
Total International	59,053	49,625	9,428	19%
Total Revenue	$144,856	$122,287	$22,569	18%

Revenues

Total revenues increased by $22,569 thousand, or 18%, during Fiscal 2024 compared to Fiscal 2023, driven by a 22% increase in Recorded Music revenue, a 15% increase in Music Publishing revenue and a 74% increase in Other revenue related to the Company’s artist management business. Music Publishing revenues represented 66% and 69% of total revenues for Fiscal 2024 and Fiscal 2023, respectively. Recorded Music revenues represented 29% and 28% of total revenues for Fiscal 2024 and Fiscal 2023, respectively. U.S. and international revenues represented 59% and 41% of total revenues for Fiscal 2024 and Fiscal 2023. The shift in mix between Music Publishing and Recorded Music was driven primarily by the significant physical sales in the Recorded Music segment during Fiscal 2024.

Total digital revenues increased by $11,410 thousand, or 17%, during Fiscal 2024 compared to Fiscal 2023. Total digital revenues represented 54% and 55% of consolidated revenues for Fiscal 2024 and Fiscal 2023, respectively.

Music Publishing revenues increased by $12,359 thousand, or 15%, during Fiscal 2024 compared to Fiscal 2023. This increase in Music Publishing revenue was mainly driven by acquisitions of catalogs and revenue from the existing catalog, which benefitted from higher royalty rates and price increases at multiple music streaming services, and led to increases in digital revenue and performance revenue. These factors were partially offset for digital revenue by the nonrecurrence of $2,100 thousand recognized during Fiscal 2023 for estimated retroactive U.S. royalties related to the 2022 CRB ruling. Music Publishing revenues in Fiscal 2024 also reflected a decrease in other revenue from PopArabia, which was impacted by the nonrecurrence of World Cup-related activities that occurred during Fiscal 2023, and a decrease in synchronization revenue, which was impacted by the writers’ and actors’ strikes in Hollywood.

On a geographic basis, U.S. Music Publishing revenues represented 58% of total Music Publishing revenues for Fiscal 2024 compared to 60% for Fiscal 2023. International Music Publishing revenues represented 42% of total Music Publishing revenues for Fiscal 2024 compared to 40% for Fiscal 2023.

Recorded Music revenues increased by $7,542 thousand, or 22%, during Fiscal 2024 compared Fiscal 2023. This increase in Recorded Music revenue was driven primarily by increases in digital revenue and physical revenue. Digital revenue increased by $3,955 thousand primarily due to continued growth at music streaming services and price increases at multiple music streaming services. The $2,942 thousand increase in physical revenue was primarily due to De La Soul releases for Tommy Boy and the timing of Chrysalis’ release schedule.

On a geographic basis, U.S. Recorded Music revenues represented 55% of total Recorded Music revenues for Fiscal 2024 and Fiscal 2023. International Recorded Music revenues represented 45% of total Recorded Music revenues for Fiscal 2024 and Fiscal 2023.

Cost of Revenues

Our cost of revenues was composed of the following amounts (in thousands):

			Fiscal 2024
	Fiscal	Fiscal	vs. Fiscal 2023
	2024	2023	$ Change	% Change
Writer royalties and other publishing costs	$41,867	$38,532	$3,335	9%
Artist royalties and other recorded music costs	13,611	9,454	4,157	44%
Total cost of revenue	$55,478	$47,986	$7,492	16%

Cost of revenues increased by $7,492 thousand, or 16%, during Fiscal 2024 compared Fiscal 2023. Cost of revenues as a percentage of revenues decreased to 38% for Fiscal 2024 compared to 39% for Fiscal 2023, reflecting a margin increase driven by Music Publishing and an increase in Other revenue, partially offset by a margin decrease for Recorded Music.

Writer royalties and other publishing costs for the Music Publishing segment increased by $3,335 thousand, or 9%, during Fiscal 2024 compared to Fiscal 2023. Writer royalties and other publishing costs as a percentage of Music Publishing revenues decreased to 44% during Fiscal 2024 compared to 46% during Fiscal 2023, due primarily to the change in the mix of revenue by type to a higher percentage of performance revenues, which carry lower costs than other types of revenue.

Artist royalties and other recorded music costs for the Recorded Music segment increased by $4,157 thousand, or 44%, during Fiscal 2024 compared to Fiscal 2023. Artist royalties and other recorded music costs as a percentage of Recorded Music revenues increased to 32% for Fiscal 2024 compared to 27% for Fiscal 2023. The increase in artist royalties and other recorded music costs and decrease in margins were due primarily to the change in the mix of sales by type to a higher percentage of physical sales, which carry higher costs than other types of revenue.

Amortization and Depreciation

Our amortization and depreciation expenses are composed of the following amounts (in thousands):

			Fiscal 2024
	Fiscal	Fiscal	vs. Fiscal 2023
	2024	2023	$ Change	% Change
Music Publishing amortization and depreciation	$18,966	$16,521	$2,445	15%
Recorded Music amortization and depreciation	5,925	5,463	461	8%
Other amortization and depreciation	95	90	4	5%
Total amortization and depreciation	$24,986	$22,075	$2,911	13%

Amortization and depreciation expense increased by $2,911 thousand, or 13%, during Fiscal 2024 compared to Fiscal 2023, driven by increases in both the Music Publishing and Recorded Music segments. Music Publishing amortization and depreciation expense increased by $2,445 thousand, or 15%, during Fiscal 2024 compared to Fiscal 2023, primarily due to the acquisition of additional music catalogs. Recorded Music amortization and depreciation increased by $461 thousand, or 8%, during Fiscal 2024 compared to Fiscal 2023, primarily due to the acquisition of additional music catalogs.

Administration Expenses

Our administration expenses are composed of the following amounts (in thousands):

			Fiscal 2024
	Fiscal	Fiscal	vs. Fiscal 2023
	2024	2023	$ Change	% Change
Music Publishing administration expenses	$25,442	$20,088	$5,354	27%
Recorded Music administration expenses	9,615	8,419	1,196	14%
Other administration expenses	4,759	2,661	2,098	79%
Total administration expenses	$39,816	$31,168	$8,648	28%

Total administration expenses increased by $8,648 thousand, or 28%, during Fiscal 2024 compared to Fiscal 2023, reflecting increases in both the Music Publishing and Recorded Music segments, as well as an increase in Other administration expenses. Approximately $2,700 thousand of the increase relates to the write-off of recoupable legal expenses and attorneys’ fees incurred in connection with the Royalty Dispute described in Note 16, “Contingencies and Commitments” to the accompanying consolidated financial statements (the “Recoupable legal fee write-off”). Expressed as a percentage of revenues, administration expenses increased to 27% for Fiscal 2024 from 25% for Fiscal 2023, primarily as a result of the Recoupable legal fee write-off.

Music Publishing administration expenses increased by $5,354 thousand, or 27%, during Fiscal 2024 compared to Fiscal 2023. Expressed as a percentage of revenues, Music Publishing administration expenses increased to 26% for Fiscal 2024 from 24% for Fiscal 2023, primarily as a result of the Recoupable legal fee write-off.

Recorded Music administration expenses increased by $1,196 thousand, or 14%, during Fiscal 2024 compared to Fiscal 2023. Expressed as a percentage of revenue, Recorded Music administration expenses decreased to 23% for Fiscal 2024 from 24% for Fiscal 2023.

Other administration expenses increased by $2,098 thousand, or 79%, during Fiscal 2024 compared to Fiscal 2023, primarily due to selling expenses associated with our artist management business, consisting mostly of manager compensation.

Interest Expense

Interest expense increased by $6,332 thousand, or 43% during Fiscal 2024 compared to Fiscal 2023. Approximately $620 thousand of this increase was incurred in connection with settlement of the Royalty Dispute described in Note 16, “Contingencies and Commitments” to the accompanying consolidated financial statements. The remaining increase was primarily driven by increased debt balances due to use of funds in acquisitions of music catalogs and writer signings, as well as an increase in SOFR.

Loss on Early Extinguishment of Debt

In connection with the Second Amendment of the RMM Credit Agreement in December 2022, the Company recorded a loss on early extinguishment of debt of $914 thousand in Fiscal 2023, which reflects the write-off of a portion of unamortized debt issuance costs.

(Loss) Gain on Foreign Exchange

Loss on foreign exchange was $102 thousand during Fiscal 2024 compared to a gain on foreign exchange of $269 thousand during Fiscal 2023. This change was due to fluctuations in the two foreign currencies we are directly exposed to, namely British pound sterling and euro.

(Loss) Gain on Fair Value of Swaps

Loss on fair value of swaps was $1,125 thousand during Fiscal 2024 compared to a gain on fair value of swaps of $2,765 thousand during Fiscal 2023. This change was due to the marking to market of our interest rate swap hedges.

Income Tax Expense

Income tax expense decreased to $335 thousand during Fiscal 2024 compared to $5,625 thousand during Fiscal 2023. The effective income tax rate during Fiscal 2024 was 28.6% compared to 66.9% during Fiscal 2023. The decrease in the effective income tax rate during Fiscal 2024 was driven primarily by the nonrecurrence of incremental tax expense of $3,559 thousand during Fiscal 2023 due to the increase in the value of deferred tax liabilities arising from a change in estimate of the applicable tax rate used to measure our international deferred tax liabilities in the United Kingdom, which increased our effective tax rate by 39.0% during Fiscal 2023. Additionally, during Fiscal 2024 the Company changed its estimate of the applicable tax rate used to measure its state and local deferred tax liabilities in the United States resulting in incremental tax benefit of $405 thousand due to the decrease in the value of deferred tax liabilities, which decreased our effective tax rate by 34.6% during Fiscal 2024. These factors were partially offset by the impact of incremental tax expense of $248 thousand during the fiscal year ended March 31, 2024 due to an impairment charge of $991 thousand to writedown an equity investment to its estimated fair value, which is not deductible for United Kingdom income tax purposes and increased our effective tax rate by 21.1% during Fiscal 2024.

Net Income

Net income decreased by $1,942 thousand, or 70%, during Fiscal 2024 compared to Fiscal 2023, driven primarily by a $6,332 thousand increase in interest expense, a $3,890 thousand decrease in gain on fair value of swaps and a $1,072 increase in other expense, net. These factors were partially offset by a $5,290 thousand decrease in income tax expense, $3,518 thousand increase in operating income and the nonrecurrence of a $914 thousand loss on early extinguishment of debt in Fiscal 2023.

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

EBITDA is defined as earnings (net income or loss) before net interest expense, income tax (benefit) expense, non-cash depreciation of tangible assets and non-cash amortization of intangible assets and is used by management to measure operating performance of the business. Adjusted EBITDA is defined as EBITDA further adjusted to exclude items or expenses such as, among others, (1) any non-cash charges (including any impairment charges, loss on early extinguishment of debt and to write-down an equity investment to its fair value), (2) any net gain or loss on foreign exchange, (3) any net gain or loss resulting from interest rate swaps, (4) equity-based compensation expense and (5) certain unusual or non-recurring items. Adjusted EBITDA is a key measure used by our management to understand and evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. However, certain limitations on the use of Adjusted EBITDA include, among others, (1) it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenue for our business, (2) it does not reflect the significant interest expense or cash requirements necessary to service interest or principal payments on our indebtedness and (3) it does not reflect every cash expenditure, future requirements for capital expenditures or contractual commitments. In particular, Adjusted EBITDA measure adds back certain non-cash, unusual or non-recurring charges that are deducted in calculating net income; however, these are expenses that may recur, vary greatly and are difficult to predict. In addition, Adjusted EBITDA is not the same as net income or cash flow provided by operating activities as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.

Reconciliation of Operating Income to OIBDA

We use OIBDA as our primary measure of financial performance. The following tables reconcile operating income to OIBDA (in thousands):

	Consolidated
			Fiscal 2024
	Fiscal	Fiscal	vs. Fiscal 2023
	2024	2023	$ Change	% Change
Operating income	$24,576	$21,058	$3,518	17%
Amortization and depreciation expenses	24,986	22,075	2,911	13%
OIBDA	$49,562	$43,133	$6,429	15%

OIBDA Margin	34%	35%

	Music Publishing
			Fiscal 2024
	Fiscal	Fiscal	vs. Fiscal 2023
	2024	2023	$ Change	% Change
Operating income	$9,918	$8,692	$1,226	14%
Amortization and depreciation expenses	18,966	16,521	2,445	15%
OIBDA	$28,884	$25,213	$3,671	15%

OIBDA Margin	30%	30%

	Recorded Music
			Fiscal 2024
	Fiscal	Fiscal	vs. Fiscal 2023
	2024	2023	$ Change	% Change
Operating income	$13,216	$11,489	$1,727	15%
Amortization and depreciation expenses	5,925	5,463	461	8%
OIBDA	$19,141	$16,952	$2,188	13%

OIBDA Margin	45%	49%

OIBDA

Consolidated OIBDA increased by $6,429 thousand, or 15%, during Fiscal 2024 compared to Fiscal 2023, driven by a $3,671 thousand increase in Music Publishing OIBDA, a $2,188 thousand increase in Recorded Music OIBDA and a $570 thousand increase in Other OIBDA related to the Company’s artist management business. Expressed as a percentage of revenue, OIBDA Margin decreased to 34% for Fiscal 2024 from 35% for Fiscal 2023, primarily as a result of the Recoupable legal fee write-off.

Music Publishing OIBDA increased by $3,671 thousand, or 15%, during Fiscal 2024 compared to Fiscal 2023. Expressed as a percentage of revenue, Music Publishing OIBDA Margin was 30% in Fiscal 2024 and Fiscal 2023, reflecting revenue growth offset by the Recoupable legal fee write-off.

Recorded Music OIBDA increased by $2,188 thousand, or 13% during Fiscal 2024 compared to Fiscal 2023. Expressed as a percentage of revenue, Recorded Music OIBDA Margin decreased to 45% during Fiscal 2024 from 49% in Fiscal 2023. This decrease was primarily driven by the change in the mix of sales by type to a higher percentage of physical sales.

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

			Fiscal 2024
	Fiscal	Fiscal	vs. Fiscal 2023
	2024	2023	$ Change	% Change
Net income	$837	$2,780	$(1,943)	(70)%
Income tax expense	335	5,625	(5,290)	(94)%
Interest expense	21,088	14,756	6,332	43%
Amortization and depreciation	24,986	22,075	2,911	13%
EBITDA	47,246	45,236	2,010	4%
Loss on early extinguishment of debt(a)	—	914	(914)	(100)%
Loss (gain) on foreign exchange(b)	102	(269)	371	(138)%
Loss (gain) on fair value of swaps(c)	1,125	(2,765)	3,890	(141)%
Non-cash share-based compensation(d)	3,387	3,203	184	6%
Recoupable legal fee write-off(e)	2,695	—	2,695	NM
Other income (expense), net(f)	1,089	17	1,072	NM
Adjusted EBITDA	$55,644	$46,336	$9,308	20%

NM - Not meaningful

(a)Reflects the loss on a portion of unamortized debt issuance costs in connection with the Second Amendment to the RMM Credit Agreement.

(b)Reflects the loss (gain) on foreign exchange fluctuations.

(c)Reflects the non-cash loss (gain) on the mark-to-market of interest rate swaps.

(d)Reflects non-cash stock-based compensation expense related to the Reservoir Media, Inc. 2021 Omnibus Incentive Plan.

(e)Reflects the write-off of recoupable legal expenses and attorneys’ fees incurred in connection with the Royalty Dispute described in Note 16, “Contingencies and Commitments” to the accompanying consolidated financial statements.

(f)Includes a $991 thousand impairment to write-down an equity investment to its estimated fair value, as described in Note 2, “Summary of Significant Accounting Policies – Investments in Equity Affiliates” to the accompanying consolidated financial statements.

Consolidated Adjusted EBITDA increased by $9,308 thousand, or 20%, during Fiscal 2024 compared to Fiscal 2023, primarily as a result of revenue growth, partially offset by increases in cost of revenue and administration expenses. Adjusted EBITDA Margin was 38% for Fiscal 2024 and Fiscal 2023.

Liquidity and Capital Resources

Capital Resources

As of March 31, 2024, we had $330,792 thousand of debt (net of $5,037 thousand of deferred financing costs) and $18,132 thousand of cash and equivalents.

Cash Flows

The following table summarizes our historical cash flows (in thousands).

	Fiscal	Fiscal
	2024	2023	$ Change
Cash provided by (used for):
Operating activities	$36,193	$31,204	$4,989
Investing activities	$(50,553)	$(72,231)	$21,678
Financing activities	$17,560	$38,462	$(20,902)

Operating Activities

Cash provided by operating activities was $36,193 thousand for Fiscal 2024 compared to $31,204 thousand for Fiscal 2023. The primary driver of the $4,989 thousand increase in cash provided by operating activities during Fiscal 2024 as compared to Fiscal 2023 was net cash provided by working capital in Fiscal 2024 compared to net cash used for working capital in Fiscal 2023. This change in cash provided by (used for) working capital was primarily related to royalty advances (net of recoupments), accounts receivable and the timing of payments of accounts payable and accrued liabilities.

Investing Activities

Cash used for investing activities was $50,553 thousand for Fiscal 2024 compared to $72,231 thousand for Fiscal 2023. The decrease in cash used for investing activities was primarily due to decreased acquisitions of music catalogs compared to Fiscal 2023.

Financing Activities

Cash provided by financing activities was $17,560 thousand for Fiscal 2024 compared to $38,462 thousand for Fiscal 2023. The decrease in cash provided by financing activities in Fiscal 2024 was primarily driven by $16,000 thousand of secured line of credit repayments in Fiscal 2024 and a $8,183 thousand decrease in proceeds from borrowings under the secured line of credit, partially offset by a $3,494 thousand decrease in deferred financing costs paid.

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

Existing Debt as of March 31, 2024

As of March 31, 2024, our outstanding debt consisted of $335,828 thousand borrowed under the Senior Credit Facility. As of March 31, 2024, remaining borrowing availability under the Senior Credit Facility was $114,172 thousand.

We use cash generated from operations to service outstanding debt, consisting primarily of interest payments through maturity, and we expect to continue to refinance and extend maturity on the Senior Credit Facility for the foreseeable future.

Debt Capital Structure

RMM is a borrower under a revolving credit agreement (the “RMM Credit Agreement”) governing RMM’s secured line of credit (the “Senior Credit Facility”), as amended and refinanced in connection with the consummation of the Business Combination.

On December 16, 2022, RMM entered into an amendment (the “Second Amendment”) to the RMM Credit Agreement. The Second Amendment amended the RMM Credit Agreement to (i) increase RMM’s senior secured revolving credit facility from $350,000 thousand to $450,000 thousand, (ii) increase the incremental borrowing available under the facility’s accordion feature from $50,000 thousand to $150,000 thousand, (iii) extend the maturity date of the loans advanced under the RMM Credit Agreement from October 16, 2024 to December 16, 2027, (iv) modify the interest rate to be equal to either the sum of a base rate plus a margin of 1.00% or the sum of a SOFR rate plus a margin of 2.00%, in each case subject to a 0.25% increase based on a consolidated net senior debt to library value ratio, (v) remove the existing total leverage ratio financial covenant of no greater than 7.50:1.00 (net of up to $20,000 thousand of certain cash balances) as of the end of each fiscal quarter, (vi) reduce the minimum required fixed charge coverage ratio financial covenant to 1.10:1.00 and (vii) modify the consolidated senior debt to library value ratio financial covenant to 0.450, subject to certain adjustments. In connection with the Second Amendment, during Fiscal 2023, RMM recorded a loss on early extinguishment of debt of approximately $914 thousand that reflects the write-off of a portion of unamortized previous debt issuance costs and capitalized approximately $3,500 thousand in new debt issuance costs. RMM is also required to pay an unused fee in respect of unused commitments under the Senior Credit Facility, if any, at a rate of 0.25% per annum.

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

Non-compliance with the fixed charge coverage ratio and consolidated senior debt to library value ratio could result in the lenders, subject to customary cure rights, requiring the immediate payment of all amounts outstanding under the Senior Credit Facility, which could have a material adverse effect on our business, cash flows, financial condition and results of operations. As of March 31, 2024, with a fixed charge coverage ratio of 3.67x and a consolidated senior debt to library value ratio less than 30%, we were in compliance with both of the financial covenants under the Senior Credit Facility.

Interest Rate Swaps

At March 31, 2024, RMM had the following interest rate swaps outstanding, under which it pays a fixed rate and receives a floating interest payment from the counterparty based on SOFR with reference to notional amounts adjusted to match the original scheduled principal repayments pursuant to the indenture agreement:

	Notional
	Amount at	Pay Fixed
Effective Date	March 31, 2024	Rate	Maturity
March 10, 2022	$7,750	1.533%	September 2024
March 10, 2022	$87,561	1.422%	September 2024
December 31, 2021	$54,689	0.972%	September 2024
September 30, 2024	$100,000	2.946%	December 2027
September 30, 2024	$50,000	3.961%	December 2027

In February 2024, the Company entered into an interest rate swap in the amount of $50,000,000, which is reflected in the table above. This swap has an effective date of September 30, 2024, which coincides with the expiration of the Company’s existing swaps, and a maturity date of December 16, 2027, which corresponds to the maturity date of the loans advanced under the RMM Credit Agreement. The Company will pay a fixed rate of 3.961% and receive a floating interest from the counterparty based on SOFR with reference to notional amounts adjusted to match the original scheduled principal repayments pursuant to the indenture agreement.

Dividends

Our ability to pay dividends is restricted by covenants in the Senior Credit Facility. We did not pay any dividends to stockholders during Fiscal 2024.

Summary

Management believes that funds generated from our operations, borrowings under the Senior Credit Facility and available cash and equivalents will be sufficient to fund our debt service requirements, working capital requirements and capital expenditure requirements for the foreseeable future. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy and the continued transition from physical to digital formats in the music publishing and recorded music industries. It could also be affected by the severity and duration of natural or human-made disasters, including pandemics. We and our affiliates continue to evaluate opportunities to, from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to pay dividends or prepay outstanding debt or repurchase or retire our outstanding debt. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings or equity raises. In addition, from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity, and other factors, we may seek to refinance the Senior Credit Facility with existing cash and/or with funds provided from additional borrowings.

Contractual and Other Obligations

Firm Commitments

The following table summarizes Reservoir Media Management’s aggregate contractual obligations as of March 31, 2024, and the estimated timing and effect that such obligations are expected to have on liquidity and cash flow in future periods.

	Less Than			After 5
Firm Commitments and Outstanding Debt	1 Year	2-3 Years	4-5 Years	Years	Total

	(in thousands)
Revolving Credit	$—	$—	$335,828	$—	$335,828
Interest on Revolving Credit(1)	24,601	49,202	17,524	—	91,327
Operating leases	1,452	2,535	1,954	4,010	9,951
Artist, songwriter and co-publisher commitments(2)	1,777	841	47	—	2,666
Asset acquisition and share purchase acquisition commitments(3)	6,345	400	158	—	6,903
Total firm commitments and outstanding debt	$34,176	$52,978	$355,511	$4,010	$446,675

The following is a description of our firmly committed contractual obligations as of March 31, 2024:

(1)	Interest obligations under the Credit Facility are based on principal amounts outstanding and interest rates in effect as of March 31, 2024. Interest does not include amortization of deferred financing costs.
(2)	The Company routinely enters into long-term commitments with songwriters and recording artists for the future delivery of music. Such commitments generally become due only upon delivery or release and Reservoir’s acceptance of future musical compositions by songwriters and publishers or albums from the artists. Because the timing of payment, and even whether payment occurs, is dependent upon the timing of delivery of albums and musical compositions, the timing and amount of payment of these commitments as presented in the above summary can vary significantly.
(3)	The Company routinely enters into asset acquisition agreements, which can have deferred minimum funding commitments and other related obligations, as reflected in the table above.

Critical Accounting Policies

We believe that the following accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. See Note 2, “Summary of Significant Accounting Policies” to the accompanying consolidated financial statements for the fiscal years ended March 31, 2024 and 2023, contained in Part II, Item 8 of this Form 10-K for a description of our other significant accounting policies. The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those financial statements and related notes thereto. We believe we have used reasonable estimates and assumptions in preparing the consolidated financial statements. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

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

Accounting for Royalty Costs and Royalty Advances

Reservoir incurs royalty costs that are payable to our recording artists and songwriters generated from the sale or license of our music publishing copyrights and recorded music catalogue. Royalties are calculated using negotiated rates in accordance with songwriter and recording artist contracts. Calculations are based on revenue earned or user/usage measures or a combination of these. There are instances where such data is not available to be processed and royalty cost calculations may be complex or involve judgments about significant volumes of data to be processed and analyzed.

In many instances, Reservoir commits to pay our recording artists and songwriters royalties in advance of future sales. Reservoir accounts for these advances under the related guidance in FASB ASC Topic 928, Entertainment — Music (“ASC 928”). Under ASC 928, Reservoir capitalizes as assets certain advances, which it believes are recoverable from future royalties to be earned by the recording artist or songwriter, when paid. Recoverability is assessed upon initial commitment of the advance based upon Reservoir’s forecast of anticipated revenue from the sale of future and existing albums or musical compositions. Reservoir regularly updates the recoverability assessment as additional data is available. In determining whether the advance is recoverable, Reservoir evaluates the current and past popularity of the songwriter or recording artist, the sales history of the songwriter or recording artist, the initial or expected commercial acceptability of the product, the current and past popularity of the genre of music that the product is designed to appeal to, and other relevant factors. Advances vary in both amount and expected life based on the underlying songwriter or recording artist. To the extent that a portion of an outstanding advance is no longer deemed recoverable, that amount will be expensed in the period the determination is made.

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

New Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” to the accompanying consolidated financial statements for the fiscal years ended March 31, 2024 and 2023, contained in Part II, Item 8 of this Form 10-K.

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Reservoir Media Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Reservoir Media, Inc. and subsidiaries (the “Company”) as of March 31, 2024, and 2023, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the two years in the period ended March 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024, and 2023, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

May 30, 2024

We have served as the Company’s auditor since 2021

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In U.S. dollars, except share data)

	Fiscal Year Ended March 31,
	2024	2023
Revenues	$144,855,690	$122,286,530
Costs and expenses:
Cost of revenue	55,478,286	47,986,130
Amortization and depreciation	24,985,688	22,074,897
Administration expenses	39,815,892	31,167,786
Total costs and expenses	120,279,866	101,228,813

Operating income	24,575,824	21,057,717

Interest expense	(21,087,713)	(14,756,187)
Loss on early extinguishment of debt	—	(914,040)
(Loss) gain on foreign exchange	(101,834)	269,151
(Loss) gain on fair value of swaps	(1,124,770)	2,765,082
Other income (expense), net	(1,089,442)	(17,194)
Income before income taxes	1,172,065	8,404,529
Income tax expense	334,804	5,624,896
Net income	837,261	2,779,633
Net income attributable to noncontrolling interests	(192,324)	(240,432)
Net income attributable to Reservoir Media, Inc.	$644,937	$2,539,201

Earnings per common share (Note 13):
Basic	$0.01	$0.04
Diluted	$0.01	$0.04

Weighted average common shares outstanding (Note 13):
Basic	64,757,112	64,339,703
Diluted	65,255,901	64,833,207

See accompanying notes to the consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In U.S. dollars)

	Fiscal Year Ended March 31,
	2024	2023
Net income	$837,261	$2,779,633
Other comprehensive income (loss):
Translation adjustments	1,057,596	(3,657,271)
Total comprehensive income (loss)	1,894,857	(877,638)
Comprehensive income attributable to noncontrolling interests	(192,324)	(240,432)
Total comprehensive income (loss) attributable to Reservoir Media, Inc.	$1,702,533	$(1,118,070)

See accompanying notes to the consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In U.S. dollars, except share data)

	March 31,	March 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$18,132,015	$14,902,076
Accounts receivable	33,227,382	31,255,867
Current portion of royalty advances	13,248,008	15,188,656
Inventory and prepaid expenses	6,300,915	5,458,522
Total current assets	70,908,320	66,805,121

Intangible assets, net	640,222,000	617,404,741
Equity method and other investments	1,451,924	2,305,719
Royalty advances, net of current portion	56,527,557	51,737,844
Property, plant and equipment, net	551,410	568,339
Operating lease right of use assets, net	6,988,340	7,356,312
Fair value of swap assets	5,753,488	6,756,884
Other assets	1,131,529	1,147,969
Total assets	$783,534,568	$754,082,929

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$9,015,939	$6,680,421
Royalties payable	40,395,205	33,235,235
Accrued payroll	2,043,772	1,689,310
Deferred revenue	1,163,953	2,151,889
Other current liabilities	7,313,615	10,583,794
Income taxes payable	439,152	204,987
Total current liabilities	60,371,636	54,545,636

Secured line of credit	330,791,607	311,491,581
Deferred income taxes	30,471,978	30,525,523
Operating lease liabilities, net of current portion	6,720,287	7,072,553
Fair value of swap liability	121,374	—
Other liabilities	572,705	785,113
Total liabilities	429,049,587	404,420,406

Contingencies and commitments (Note 16)

Shareholders’ Equity
Preferred stock, $0.0001 par value 75,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2024 and 2023	—	—
Common stock, $0.0001 par value; 750,000,000 shares authorized, 64,826,864 issued and outstanding at March 31, 2024; 64,441,244 issued and outstanding at March 31, 2023	6,483	6,444
Additional paid-in capital	341,388,351	338,460,789
Retained earnings	15,397,657	14,752,720
Accumulated other comprehensive loss	(3,797,733)	(4,855,329)
Total Reservoir Media, Inc. shareholders’ equity	352,994,758	348,364,624
Noncontrolling interest	1,490,223	1,297,899
Total shareholders’ equity	354,484,981	349,662,523
Total liabilities and shareholders’ equity	$783,534,568	$754,082,929

See accompanying notes to the consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In U.S. dollars, except share data)

					Accumulated
					other
	Common Stock		Additional	Retained	comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	paid-in capital	earnings	loss	interests	equity
Balance, March 31, 2022	64,150,186	$6,415	$335,372,981	$12,213,519	$(1,198,058)	$1,057,467	$347,452,324
Share-based compensation	—	—	2,103,715	—	—	—	2,103,715
Stock option exercises	56,466	6	288,545	—	—	—	288,551
Vesting of restricted stock units, net of shares withheld for employee taxes	234,592	23	(475,880)	—	—	—	(475,857)
Reclassification of liability-classified awards to equity-classified awards	—	—	1,171,428	—	—	—	1,171,428
Net income	—	—	—	2,539,201	—	240,432	2,779,633
Other comprehensive loss	—	—	—	—	(3,657,271)	—	(3,657,271)
Balance, March 31, 2023	64,441,244	$6,444	$338,460,789	$14,752,720	$(4,855,329)	$1,297,899	$349,662,523
Share-based compensation	—	—	2,584,043	—	—	—	2,584,043
Stock option exercises	56,466	6	288,537	—	—	—	288,543
Vesting of restricted stock units, net of shares withheld for employee taxes	329,154	33	(689,185)	—	—	—	(689,152)
Reclassification of liability-classified awards to equity-classified awards	—	—	744,167	—	—	—	744,167
Net income	—	—	—	644,937	—	192,324	837,261
Other comprehensive income	—	—	—	—	1,057,596	—	1,057,596
Balance, March 31, 2024	64,826,864	$6,483	$341,388,351	$15,397,657	$(3,797,733)	$1,490,223	$354,484,981

See accompanying notes to the consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

	Fiscal Year Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$837,261	$2,779,633
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	24,743,082	21,894,754
Depreciation of property, plant and equipment	242,606	180,143
Share-based compensation	3,386,543	3,202,642
Non-cash interest charges	1,339,413	2,071,932
Loss on early extinguishment of debt	—	914,040
Loss (gain) on fair value of swaps	1,124,770	(2,765,082)
Impairment of equity investment	991,105	—
Share of loss (earnings) of equity affiliates, net of tax	100,000	(34,131)
Dividend from equity affiliates	—	62,306
Deferred income taxes	(220,936)	5,250,590
Changes in operating assets and liabilities:
Accounts receivable	(1,971,515)	(6,044,931)
Inventory and prepaid expenses	(842,393)	(1,417,051)
Royalty advances	(2,745,666)	(9,913,746)
Other assets and liabilities	736,801	(369,722)
Accounts payable and accrued liabilities	8,237,314	15,264,856
Income taxes payable	234,165	127,491
Net cash provided by operating activities	36,192,550	31,203,724

Cash flows from investing activities:
Purchases of music catalogs	(50,127,625)	(71,824,744)
Investments in affilitates	(200,000)	—
Purchase of property, plant and equipment	(225,677)	(406,402)
Net cash used for investing activities	(50,553,302)	(72,231,146)

Cash flows from financing activities:
Proceeds from secured line of credit	34,000,000	42,182,694
Repayments of secured line of credit	(16,000,000)	—
Proceeds from stock option exercises	288,543	288,551
Taxes paid related to net share settlement of restricted stock units	(689,152)	(475,880)
Deferred financing costs paid	(39,387)	(3,533,254)
Net cash provided by financing activities	17,560,004	38,462,111

Foreign exchange impact on cash	30,687	(346,905)

Increase (decrease) in cash and cash equivalents	3,229,939	(2,912,216)
Cash and cash equivalents beginning of period	14,902,076	17,814,292
Cash and cash equivalents end of period	$18,132,015	$14,902,076

See accompanying notes to the consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023

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

The Company’s activities are organized into two operating segments: Music Publishing and Recorded Music. Operations of the Music Publishing segment involve the acquisition of interests in music catalogs from which royalties are earned as well as signing songwriters to exclusive agreements which give the Company an interest in the future delivery of songs. The publishing catalog includes ownership or control rights to more than 150,000 musical compositions that span across historic pieces, motion picture scores and current award-winning hits. Operations of the Recorded Music segment involve the acquisition of sound recording catalogs as well as the discovery and development of recording artists and the marketing, distribution, sale and licensing of the music catalog. The Recorded Music operations are primarily conducted through the Chrysalis Records platform and Tommy Boy Music, LLC (“Tommy Boy”), and include the ownership of over 36,000 sound recordings.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023

(In U.S. dollars)

Amounts Due to (from) Related Parties

The Company has various shared services agreements with a shareholder and other affiliated entities under the control of its shareholder. These agreements cover services such as IT support, a sublease of office space, and re-billed services of staff who perform services across multiple entities. Amounts due to (from) this shareholder and other affiliated entities totaled $0 as of March 31, 2024 and $(22,500) as of March 31, 2023.

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

Accounts Receivable

Credit is extended to customers based upon an evaluation of the customer’s financial condition. The time between the Company’s issuance of an invoice and payment due date is not significant. Customer payments that are not collected in advance of the transfer of promised services or goods are generally due 30-60 days from the invoice date. Customer payments related to synchronization licenses often take longer to collect, but that does not typically impact the ultimate collectability. The Company monitors customer credit risk related to accounts receivable and, when deemed necessary, maintains a provision for estimated uncollectible accounts, which is estimated based on historical experience, aging trends and in certain cases, management judgments about specific customers. Based on this analysis, the Company did not record a provision for estimated uncollectible accounts as of March 31, 2024 or March 31, 2023.

Concentrations of Credit Risk

Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed upon contractual payment obligations. Two customers accounted for approximately 34% of total accounts receivable as of March 31, 2024 and three customers accounted for approximately 43% of total accounts receivable as of March 31, 2023. No other single customer accounted for more than 10% of accounts receivable in either period.

In the Music Publishing segment, the Company collects a significant portion of its royalties from global copyright collecting societies. Collecting societies and associations are generally not-for-profit organizations that represent composers, songwriters and music publishers. These organizations seek to protect the rights of their members by licensing, collecting license fees and distributing

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023

(In U.S. dollars)

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

Goodwill

The Company had $402,067 of goodwill as of March 31, 2024 and 2023, which is classified with “Other assets” in the Company’s consolidated balance sheets. All of the goodwill arose in connection with an acquisition accounted for as a business combination and has been assigned to a reporting unit within the Music Publishing segment. There were no impairments, disposals or other acquisitions of goodwill in the fiscal years ended March 31, 2024 and 2023.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023

(In U.S. dollars)

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

The Company performed its annual impairment testing of goodwill as of January 1, 2024 and no impairment was required. The Company’s impairment testing consisted of a qualitative assessment. Changes in market conditions, laws and regulations, and key assumptions could negatively impact the results of future impairment testing and could result in the recognition of an impairment charge.

Investments in Equity Affiliates

The Company accounts for investments in affiliates using the equity method of accounting when it has significant influence over an affiliate’s operations. The Company’s share of investee’s net income or loss and basis difference amortization is classified as “Interest and other income” in the consolidated statements of income.

The Company also holds investments in equity securities of unconsolidated entities in which the Company is not able to exercise significant influence, that do not have readily determinable market values. The Company accounts for these investments using a measurement alternative that measures these securities at initial cost, minus any impairment, plus or minus changes resulting from observable price changes on a non-recurring basis. The fair value of non-marketable equity securities that have been remeasured due to impairment are classified within Level 3 with gains or losses, if any, classified as Other income (expense), net in the consolidated statements of loss (income). During the fiscal year ended March 31, 2024, the Company recognized an impairment charge of $991,105 to writedown one of these investments to its estimated fair value.

Deferred Revenue

Deferred revenue principally relates to fixed fees and minimum guarantees received in advance of the Company’s performance or usage by the licensee. Reductions in deferred revenue are a result of the Company’s performance under the contract or usage by the licensee.

Deferred Finance Costs

Deferred finance costs are amortized on an effective interest basis over the term of the related obligation. Deferred finance charges are netted against the loans. See Note 7, “Secured Line of Credit” for additional information with respect to the Company’s financing arrangements.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023

(In U.S. dollars)

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023

(In U.S. dollars)

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

Earnings Per Share

The consolidated statements of income present basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing Net income attributable to Reservoir Media, Inc. by weighted average common shares outstanding.

Diluted EPS is computed similarly to basic EPS, except that the denominator is increased to include the number of additional shares for potential dilutive effects of stock options, restricted stock units (“RSU’s”) and warrants outstanding during the period. The dilutive effects of stock options, RSU’s and warrants are calculated in accordance with the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Employee Benefit Plans

The Company has a 401(k) retirement savings plan open to U.S. based employees who have completed three months of eligible service. The Company contributes $0.60 for every $1.00 of employee contributions up to a maximum of 6% of the employee’s salary based upon each individual participant’s election. Expenses totaled $220,681 and $188,727 for employer contributions to the 401(k) retirement savings plan in the fiscal years ended March 31, 2024 and 2023, respectively.

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

Comprehensive Income (Loss)

The Company reports in accordance with ASC Topic 220, “Comprehensive Income” (“ASC 220”). ASC 220 requires companies to classify items of other comprehensive income (loss) by their nature in the financial statements and display the accumulated balance of

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023

(In U.S. dollars)

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. See Note 14, “Financial Instruments” for additional information.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023

(In U.S. dollars)

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

Accounting Standards Recently Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which replaces the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses. Subsequent to ASU 2016-13, the FASB has issued several related ASUs amending the original ASU 2016-13. The updates are intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. For the Company, ASU 2016-13 was effective beginning April 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3. REVENUE RECOGNITION

For the Company’s operating segments, Music Publishing and Recorded Music, the Company accounts for a contract when it has legally enforceable rights and obligations and collectability of consideration is probable. The Company identifies the performance obligations and determines the transaction price associated with the contract. Revenue is recognized when, or as, control of the promised services or goods is transferred to the Company’s customers, and in an amount that reflects the consideration the Company is contractually due in exchange for those services or goods. Certain of the Company’s arrangements include licenses of intellectual property with consideration in the form of sales- and usage-based royalties. Royalty revenue is recognized when the subsequent sale or

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023

(In U.S. dollars)

usage occurs using the best estimates available of the amounts that will be received by the Company. The Company recognized revenue of $3,720,376 and $3,478,970 from performance obligations satisfied in previous periods for the fiscal years ended March 31, 2024 and 2023, respectively. Revenue recognized from performance obligations satisfied in previous periods for the fiscal year ended March 31, 2023 was impacted by an update to estimated Music Publishing royalties based on the Company’s estimate of effects arising from the July 2022 ruling by the U.S. Copyright Royalty Board (the “CRB”) to affirm increases to the statutory royalty rate structure for mechanical royalties in the U.S. for the period 2018 to 2022. For much of the period between 2018 and 2022, most digital service providers accounted and submitted payment to the Company using the applicable 2017 rate while the remand process took place.

Disaggregation of Revenue

The Company’s revenue consisted of the following categories during the fiscal years ended March 31, 2024 and 2023:

	Fiscal Year Ended March 31,
	2024	2023
Revenue by Type
Digital	$51,572,052	$44,117,066
Performance	22,795,559	16,701,595
Synchronization	15,143,616	15,599,641
Mechanical	3,427,982	3,484,771
Other	3,254,100	3,930,875
Total Music Publishing	96,193,309	83,833,948

Digital	26,900,363	22,944,894
Physical	8,943,413	6,001,262
Neighboring rights	3,611,307	3,098,342
Synchronization	2,911,421	2,780,475
Total Recorded Music	42,366,504	34,824,973

Other revenue	6,295,877	3,627,609
Total revenue	$144,855,690	$122,286,530

	Fiscal Year Ended March 31,
	2024	2023
Revenue by Geographical Location
United States Music Publishing	$56,252,521	$49,930,481
United States Recorded Music	23,254,535	19,103,665
United States other revenue	6,295,877	3,627,609
Total United States	85,802,933	72,661,755
International Music Publishing	39,940,788	33,903,467
International Recorded Music	19,111,969	15,721,308
Total International	59,052,757	49,624,775
Total revenue	$144,855,690	$122,286,530

Only the United States represented 10% or more of the Company’s total revenues in the fiscal years ended March 31, 2024 and 2023.

Music Publishing

Music publishers act as copyright owners and/or administrators of the musical compositions and generate revenues related to the exploitation of musical compositions (as opposed to recorded music). Music publishers receive royalties from the use of the musical

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023

(In U.S. dollars)

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023

(In U.S. dollars)

Deferred Revenue

The following table reflects the change in deferred revenue during the fiscal years ended March 31, 2024 and 2023:

	Fiscal Year Ended March 31,
	2024	2023
Balance at beginning of period	$2,151,889	$1,103,664
Cash received during period	3,248,918	6,188,993
Revenue recognized during period	(4,236,854)	(5,140,768)
Balance at end of period	$1,163,953	$2,151,889

NOTE 4. ACQUISITIONS

In the ordinary course of business, the Company regularly acquires publishing and recorded music catalogs, which are typically accounted for as asset acquisitions. During the fiscal years ended March 31, 2024 and 2023, the Company completed such acquisitions totaling $46,488,896 and $71,501,353, respectively, inclusive of deferred acquisition payments. The Company did not complete any individually significant acquisition transactions during the fiscal years ended March 31, 2024 and 2023.

NOTE 5. INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following as of March 31, 2024 and 2023:

	2024	2023
Intangible assets subject to amortization:
Publishing and recorded music catalogs	$769,648,966	$721,904,892
Artist management contracts	911,740	893,283
Gross intangible assets	770,560,706	722,798,175
Accumulated amortization	(130,338,706)	(105,393,434)
Intangible assets, net	$640,222,000	$617,404,741

Straight-line amortization expense totaled $24,743,082 and $21,894,754 in the fiscal years ended March 31, 2024 and 2023, respectively. The expected amortization expense of intangible assets for each of the five succeeding fiscal years and thereafter is as follows:

Fiscal year ending March 31:
2025	$25,684,625
2026	25,684,625
2027	25,684,625
2028	25,684,625
2029	25,684,625
Thereafter	511,776,909
Total	$640,200,032

NOTE 6. ROYALTY ADVANCES

The Company made royalty advances totaling $17,290,321 and $22,883,884 during the fiscal years ended March 31, 2024 and 2023, respectively, recoupable from the writer’s or artist’s share of future royalties otherwise payable, in varying amounts. Advances

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023

(In U.S. dollars)

expected to be recouped within the next twelve months are classified as current assets, with the remainder classified as noncurrent assets. The following table reflects the change in royalty advances during the fiscal years ended March 31, 2024 and 2023:

	2024	2023
Balance at beginning of period	$66,926,500	$57,012,754
Additions	17,290,321	22,883,884
Recoupments	(14,441,256)	(12,970,138)
Balance at end of period	$69,775,565	$66,926,500

NOTE 7. SECURED LINE OF CREDIT

Long-term debt consists of the following as of March 31, 2024 and 2023:

	2024	2023
Secured line of credit	$335,828,410	$317,828,409
Debt issuance costs, net	(5,036,803)	(6,336,828)
	$330,791,607	$311,491,581

Credit Facilities

Reservoir Media Management, Inc. (“RMM”), a subsidiary of RHI, is a borrower under a revolving credit agreement (the “RMM Credit Agreement”) governing RMM’s secured line of credit (the “Senior Credit Facility”), as amended and refinanced in connection with the consummation of the Business Combination.

On December 16, 2022, RMM entered into an amendment (the “Second Amendment”) to the RMM Credit Agreement. The Second Amendment amended the RMM Credit Agreement to (i) increase RMM’s senior secured revolving credit facility from $350,000,000 to $450,000,000, (ii) increase the incremental borrowing available under the facility’s accordion feature (discussed below) from $50,000,000 to $150,000,000, (iii) extend the maturity date of the loans advanced under the RMM Credit Agreement from October 16, 2024 to December 16, 2027, (iv) modify the interest rate to be equal to either the sum of a base rate plus a margin of 1.00% or the sum of a SOFR rate plus a margin of 2.00%, in each case subject to a 0.25% increase based on a consolidated net senior debt to library value ratio, (v) remove the existing total leverage ratio financial covenant of no greater than 7.50:1.00 (net of up to $20,000,000 of certain cash balances) as of the end of each fiscal quarter, (vi) reduce the minimum required fixed charge coverage ratio financial covenant to 1.10:1.00 and (vii) modify the consolidated senior debt to library value ratio financial covenant to 0.450, subject to certain adjustments. In connection with the Second Amendment, during the fiscal year ended March 31, 2023, RMM recorded a loss on early extinguishment of debt of approximately $914,000 that reflects the write-off of a portion of unamortized previous debt issuance costs and capitalized approximately $3,500,000 in new debt issuance costs.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023

(In U.S. dollars)

The Senior Credit Facility also includes an “accordion feature” that permits RMM to seek additional commitments in an amount not to exceed $150,000,000 that would increase the Senior Credit Facility. As of March 31, 2024, the Senior Credit Facility had a borrowing capacity of $450,000,000, with remaining borrowing availability of $114,171,590.

Interest Rate Swaps

At March 31, 2024, RMM had the following interest rate swaps outstanding, under which it pays a fixed rate and receives a floating interest payment from the counterparty based on SOFR with reference to notional amounts adjusted to match the amended scheduled principal repayments pursuant to the Senior Credit Facility, which was originally based on LIBOR.

	Notional Amount at	Pay Fixed
Effective Date	March 31, 2024	Rate	Maturity
March 10, 2022	$7,750,000	1.533%	September 2024
March 10, 2022	$87,561,337	1.422%	September 2024
December 31, 2021	$54,688,663	0.972%	September 2024
September 30, 2024	$100,000,000	2.946%	December 2027
September 30, 2024	$50,000,000	3.961%	December 2027

In February 2024, the Company entered into an interest rate swap in the amount of $50,000,000, which is reflected in the table above. This swap has an effective date of September 30, 2024, which coincides with the expiration of the Company’s existing swaps, and a maturity date of December 16, 2027, which corresponds to the maturity date of the loans advanced under the RMM Credit Agreement. The Company will pay a fixed rate of 3.961% and receive a floating interest from the counterparty based on SOFR with reference to notional amounts adjusted to match the original scheduled principal repayments pursuant to the indenture agreement.

NOTE 8. OTHER LIABILITIES

The Company’s other current liabilities consist primarily of obligations related to certain asset purchases and acquisitions that are due within the next twelve months, which totaled $6,345,193 and $9,883,039 as of March 31, 2024 and March 31, 2023, respectively.

As of March 31, 2024, the Company’s other non-current liabilities, which consist primarily of obligations related to certain asset purchases and acquisitions that are due more than a year in the future, are as follows:

Fiscal year ending March 31:
2026	$212,624
2027	202,103
2028	157,978
Total	$572,705

NOTE 9. INCOME TAXES

The following table presents domestic and foreign income before income taxes for the fiscal years ended March 31:

	2024	2023
Domestic	$3,339,484	$9,120,407
Foreign	(2,167,419)	(715,878)
Income before income taxes	$1,172,065	$8,404,529

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023

(In U.S. dollars)

The provision for income taxes consists of the following for the fiscal years ended March 31:

	2024	2023
Current income taxes:
U.S. federal	$156,783	$—
State and local	653	9,942
Foreign	398,304	364,364
Total current	555,740	374,306
Deferred income taxes:
U.S. federal	771,223	2,342,977
State and local	(326,795)	78,178
Foreign	(665,364)	2,829,435
Total deferred	(220,936)	5,250,590
Income tax expense	$334,804	$5,624,896

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

A reconciliation of the statutory tax rate to the effective rate is as follows for the fiscal years ended March 31:

	2024	2023
Federal income tax statutory rate	21.0%	21.0%
State and local income taxes, net of federal income tax benefit	5.1%	2.5%
Foreign subsidiary earnings	15.2%	3.5%
Remeasurement of deferred tax balances	(34.6)%	39.0%
Return to provision adjustments	3.6%	(1.0)%
Executive compensation	15.3%	2.0%
Share-based compensation	2.0%	(0.1)%
Other, net	1.0%	0.0%
Effective income tax rate	28.6%	66.9%

During the fiscal year ended March 31, 2024, the Company remeasured its state and local deferred tax liabilities in the United States due to a change in the estimated state and local effective tax rates resulting in a significant decrease in its effective tax rate. The decrease in the estimate of the applicable future tax rates used to measure the state and local deferred tax liabilities in the United States resulted in incremental tax benefit of $405,229 due to the decrease in the value of deferred tax liabilities. This benefit was partially offset by the impact of incremental tax expense of $247,750 during the fiscal year ended March 31, 2024 due to an impairment charge of $991,105 to writedown an equity investment in the United Kingdom to its estimated fair value, which is not deductible for United Kingdom income tax purposes.

During the fiscal year ended March 31, 2023, the Company changed its estimate of the applicable tax rate used to measure its international deferred tax liabilities in the United Kingdom resulting in a significant increase in its effective tax rate. The increase in the estimate of the applicable future tax rate from 19% to 25% used to measure the international deferred tax liabilities in the United Kingdom resulted in incremental tax expense of $3,558,874 due to the increase in the value of deferred tax liabilities.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023

(In U.S. dollars)

Significant components of the Company’s deferred income tax liability as of March 31, 2024 and 2023 are as follows:

	2024	2023
Deferred tax assets:
Net operating loss carryforward	$597,724	$1,594,302
Interest expense carryforward	6,175,688	2,587,058
Lease liability	1,680,384	1,757,512
Compensation	547,122	387,001
Unrealized foreign exchange losses	162,182	148,397
Equity investment	22,252	—
Total deferred tax assets	9,185,352	6,474,270
Deferred tax liabilities:
Fixed assets and leasehold improvements	(85,188)	(93,673)
Intangible assets	(36,782,047)	(33,689,442)
Lease right of use	(1,526,584)	(1,663,528)
Fair value of swaps	(1,253,279)	(1,553,150)
Branch earnings	(10,232)	—
Total deferred tax liabilities	(39,657,330)	(36,999,793)
Net deferred tax liabilities	$(30,471,978)	$(30,525,523)

As of March 31, 2024, the Company has income tax net operating loss carryforwards of $48,628,931 related to the U.S. operations. The Company has recorded a deferred tax asset of $597,724 reflecting the benefit of $48,628,931 in loss carryforwards. Such net operating loss carryforwards will expire as follows:

Federal	$676,160	No expiration date
New York	46,447,569	2035 - 2042
California	269,682	2040 - 2042
Tennessee	1,235,520	2035 - 2038

Tax Uncertainties

As of March 31, 2024, the Company has not recorded any unrecognized tax benefits.

Tax Audits

The Company and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. The Company is subject to examination by federal, state and local, and foreign tax authorities. RMM’s Federal income tax returns for the years 2021 through 2023 are subject to examination by the Internal Revenue Service, and RMM’s state tax returns are subject to examination by the respective tax authorities for the years 2020 through 2023. Non-U.S. tax returns are subject to examination by the respective tax authorities for the years 2020 through 2023. The Company regularly assesses the likelihood of additional assessments by each jurisdiction and have established tax reserves that the Company believes are adequate in relation to the potential for additional assessments. Examination outcomes and the timing of examination settlements are subject to uncertainty. Although the results of such examinations may have an impact on the Company’s unrecognized tax benefits, the Company does not anticipate that such impact will be material to its consolidated financial position or results of operations. The Company does not expect to settle any material tax audits in the next twelve months.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023

(In U.S. dollars)

NOTE 10. SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid and income taxes paid for the fiscal years ended March 31, 2024 and 2023 were comprised of the following:

	2024	2023
Interest paid	$17,467,938	$12,624,536
Income taxes paid	$357,946	$315,617

Non-cash investing and financing activities for the fiscal years ended March 31, 2024 and 2023 were comprised of the following:

	2024	2023
Acquired intangible assets included in other liabilities	$1,110,722	$9,396,725
Reclassification of liability-classified awards to equity-classified awards	$744,167	$1,171,428

NOTE 11. SHAREHOLDERS’ EQUITY

Warrants

As of March 31, 2024, the Company’s outstanding warrants included 5,750,000 publicly-traded warrants (the “Public Warrants”), which were issued during ROCC’s initial public offering on December 15, 2020, and 137,500 warrants sold in a private placement to ROCC’s sponsor (the “Private Warrants” and together with the Public Warrants, the “Warrants”), which were assumed by the Company in connection with the Business Combination and exchanged into warrants for shares of Common Stock. Each whole Warrant entitles the registered holder to purchase one whole share of Common Stock at a price of $11.50 per share, provided that the Company has an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a registered holder may exercise its Warrants only for a whole number of shares of Common Stock. The Warrants will expire on July 28, 2026, which is five years after the completion of the Business Combination, or earlier upon redemption or liquidation.

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

NOTE 12. SHARE-BASED COMPENSATION

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

March 31, 2024 and 2023

(In U.S. dollars)

Business Combination, options previously granted under the Reservoir Holdings, Inc. 2019 Long Term Incentive Plan (the “Previous RHI 2019 Incentive Plan”) to purchase shares of RHI Common Stock were converted into options to purchase 1,494,848 shares of Common Stock pursuant to the 2021 Incentive Plan.

Beginning on April 1, 2022 and ending on March 31, 2031, the aggregate number of shares of Common Stock that may be issued under the 2021 Incentive Plan will automatically increase by the lesser of (a) 3% of the total number of shares of Common Stock issued and outstanding on the last day of the preceding fiscal year on a fully diluted basis and assuming that all shares available for issuance under the 2021 Incentive Plan are issued and outstanding, or (b) such number of Shares determined by the Board. As of the effective date of the 2021 Incentive Plan, no further stock awards have been or will be granted under the Previous RHI 2019 Incentive Plan, and the Previous RHI 2019 Incentive Plan is no longer in effect. As of March 31, 2024, 11,555,584 shares of Common Stock were available for the Company to grant under the 2021 Incentive Plan.

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

Share-based compensation expense totaled $3,386,543 ($2,632,957, net of taxes) and $3,202,642 ($2,468,522, net of taxes) during the fiscal years ended March 31, 2024 and 2023, respectively. Share-based compensation expense is classified as “Administration expenses” in the accompanying consolidated statements of income.

During the fiscal years ended March 31, 2024 and 2023, the Company granted restricted stock units (“RSUs”) to satisfy previous obligations to issue a variable number of equity awards based on a fixed monetary amount. Prior to the issuance of these RSUs, the Company classified these awards as liabilities. Upon issuance of the RSU’s the awards became equity-classified as they no longer met the criteria to be liability-classified and liabilities of $744,167 and $1,171,428 were reclassified from accounts payable and accrued liabilities to additional paid-in capital during the fiscal years ended March 31, 2024 and 2023, respectively.

Restricted Stock Units

During the fiscal year ended March 31, 2024 and 2023, the Company granted RSUs to certain employees and executive officers under the 2021 Incentive Plan. RSUs are not entitled to dividends or dividend equivalents and are not considered to be participating securities. During the fiscal year ended March 31, 2024, 233,783 of these RSUs vested, with the remainder scheduled to vest over the following 2.2 years.The Company records share-based compensation expense for RSUs based on their grant date fair value.

The following is a summary of RSU activity for the fiscal year ended March 31, 2024:

		Weighted
	Total	Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding as of April 1, 2023	469,137	$6.44
Granted	599,159	$6.19
Vested and settled	(434,925)	$6.59
Forfeited	(4,734)	$6.34
Outstanding as of March 31, 2024	628,637	$6.22

Outstanding RSUs as of April 1, 2023, and RSUs vested and settled during the fiscal year ended March 31, 2024 include 217,864 RSUs with a weighted average grant date fair value of $1,392,157 that vested on March 31, 2023 and converted to common shares in April 2023. Outstanding RSUs as of March 31, 2024, include 16,722 RSUs with a weighted average grant date fair value of $110,833 that vested on March 31, 2024, which will convert to common shares at future dates.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023

(In U.S. dollars)

The total fair value, determined as of the date of vesting, of RSUs vested and converted to common shares of the Company during the fiscal year ended March 31, 2024 was $2,705,309.

Stock Options

All stock options outstanding as of March 31, 2024 were granted under the Previous RHI 2019 Inventive Plan. Each option to acquire a share of RHI Common Stock issued under the Previous RHI 2019 Incentive Plan that was outstanding immediately prior to the consummation of the Business Combination became fully vested in accordance with the original terms of the awards. Each fully vested option was then converted into an option to purchase shares of Common Stock, with the number of shares of Common Stock subject to the options and exercise price adjusted commensurately with the Exchange Ratio of 196.06562028646, as defined in the Merger Agreement. Prior to vesting, the Company recorded share-based compensation expense for stock options based on the estimated fair value of the stock options on the date of the grant using the Black-Scholes option-pricing model.

The following table is a summary of stock option activity under the Plan for the fiscal year ended March 31, 2024:

				Weighted
				Average
		Weighted		Remaining
	Total	Average	Aggregate	Contractual
	Number of	Exercise	Intrinsic	Term
	Options	Price	Value	(Years)
Outstanding as of April 1, 2023	1,438,382	$5.11
Granted	—
Exercised	(56,466)	$5.11
Forfeited	(101,034)	$5.11
Outstanding as of March 31, 2024	1,280,882	$5.11	$3,612,087	5.1
Exercisable as of March 31, 2024	1,280,882	$5.11	$3,612,087
Vested or expected to vest as of March 31, 2024	1,280,882	$5.11	$3,612,087	5.1

NOTE 13. EARNINGS PER SHARE

The following table summarizes the basic and diluted earnings per common share calculation for the fiscal years ended March 31, 2024 and 2023:

	2024	2023
Basic earnings per common share
Net income attributable to Reservoir Media, Inc.	$644,937	$2,539,201
Weighted average common shares outstanding - basic	64,757,112	64,339,703
Earnings per common share - basic	$0.01	$0.04

Diluted earnings per common share
Net income attributable to Reservoir Media, Inc.	$644,937	$2,539,201
Weighted average common shares outstanding - basic	64,757,112	64,339,703
Weighted average effect of potentially dilutive securities: Effect of dilutive stock options and RSUs	498,789	493,504
Weighted average common shares outstanding - diluted	65,255,901	64,833,207
Earnings per common share - diluted	$0.01	$0.04

Because of their anti-dilutive effect, 5,948,391 shares of Common Stock equivalents comprised of 60,891 RSUs and 5,887,500 warrants have been excluded from the diluted earnings per share calculation for the fiscal year ended March 31, 2024. Because of their

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023

(In U.S. dollars)

anti-dilutive effect, 5,914,526 shares of Common Stock equivalents comprised of 27,026 RSUs and 5,887,500 warrants have been excluded from the diluted earnings per share calculation for the fiscal year ended March 31, 2023.

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

The Company is exposed to market risk from changes in interest rates on its secured line of credit. As described in Note 7, “Secured Line of Credit,” the Company entered into interest rate swap agreements to partially reduce its exposure to fluctuations in interest rates on its Credit Facilities.

The fair value of the outstanding interest rate swaps consisted of a $5,753,488 asset and a $121,374 liability at March 31, 2024, and a $6,756,884 asset as of March 31, 2023. Fair value is determined using Level 2 inputs, which are based on quoted prices and market observable data of similar instruments. The change in the unrealized fair value of the swaps during the fiscal year ended March 31, 2024 of $1,124,770 was recorded as a Loss on fair value of swaps. The change in the unrealized fair value of the swaps during the fiscal year ended March 31, 2023 of $2,765,082 was recorded as a Gain on fair value of swaps.

(c)	Foreign Exchange Risk

The Company is exposed to foreign exchange risk in fluctuations of currency rates on its revenue from royalties, writers’ fees and its subsidiaries’ operations.

(d)	Financial Instruments

Financial instruments not described elsewhere include cash, accounts receivable, accounts payable, accrued liabilities and borrowing under its secured line of credit. The carrying values of these instruments as of March 31, 2024 and 2023 do not differ materially from their respective fair values due to the immediate or short-term duration of these items or their bearing market-related rates of interest.

NOTE 15. LEASES

The Company leases its business premises under operating leases which have expiration dates between 2025 – 2033. Many of the Company’s leases provide for future rent escalations and renewal options. Most of the Company’s leases also obligate the Company to pay, as lessee, variable lease cost related to an allocation of maintenance, insurance and property taxes.

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

March 31, 2024 and 2023

(In U.S. dollars)

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

The following is a summary of lease cost for the fiscal years ended March 31, 2024 and 2023:

	2024	2023
Operating lease cost	$1,502,702	$1,247,074
Variable lease cost	67,308	42,176
Total lease cost	$1,570,010	$1,289,250

The following is a summary of supplemental cash flow information related to leases for the fiscal years ended March 31, 2024 and 2023:

	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$1,215,691	$818,828
Right-of-use assets received in exchange for operating lease obligations	$595,370	$6,084,281

Supplemental balance sheet information related to leases is as follows:

	Classification	2024	2023

Operating lease right-of-use assets	Operating lease right of use assets, net	$6,988,340	$7,356,312

Current portion of operating lease liabilities	Other current liabilities	$968,420	$700,755
Noncurrent portion of operating lease liabilities	Operating lease liabilities, net of current portion	$6,720,287	$7,072,553

The following is a summary of the weighted average remaining lease term and average discount rate for the Company’s operating leases as of March 31, 2024 and 2023:

	2024	2023

Weighted-average remaining lease term (in years)	7.9	8.7
Weighted-average discount rate	6.1%	6.0%

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023

(In U.S. dollars)

Maturities of the Company’s operating lease liabilities as of March 31, 2024 were as follows for the fiscal years ending March 31:

Fiscal year ended March 31:
2025	$1,451,871
2026	1,392,887
2027	1,142,188
2028	952,370
2029	1,001,225
Thereafter	4,010,432
Total lease payments	9,950,973
Less: imputed interest	(2,262,266)
Present value of operating lease payments	7,688,707
Less: current portion of operating lease liabilities	(968,420)
Operating lease liabilities, net of current portion	$6,720,287

NOTE 16. CONTINGENCIES AND COMMITMENTS

(a)	Royalty Advances

The Company has committed to make payments for additional Royalty advances totaling $1,777,375 through March 2025, and a further $888,492 through March 2027, subject to certain conditions. These Royalty advances are to be used to fund future music compositions and sound recordings and will be recorded as royalty advances when paid.

(b)	Deferred Acquisition costs

As discussed in Note 8, “Other Liabilities” the Company has obligations related to certain asset purchases and acquisitions, which are recorded as liabilities. Some of those agreements call for additional amounts to be paid based on future performance of the assets. The Company has recorded liabilities based on its view of the future performance of those assets, but it is possible that the actual performance and resulting obligations may be different than current estimates.

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

The Company was involved in a royalty dispute, which commenced in 2017, and was settled in October 2023 (the “Royalty Dispute”). Under the terms of the Company’s royalty contract, the Company was indemnified for legal expenses and attorneys’ fees incurred by the Company in connection with the Royalty Dispute, including, without limitation, the right to withhold royalties or offset all such legal expenses and attorneys’ fees against royalties otherwise owed under the contract. The Company recorded legal expenses and attorneys’ fees incurred as recoupable advances against the royalty account under such contract beginning in 2017. In September 2023, the Company engaged in mediation sessions in an effort to reach a settlement of the Royalty Dispute. Following such mediation and associated settlement negotiations, the Company agreed to pay previously accrued but unpaid royalties plus interest and forego its right to recoup its historical legal expenses and attorneys’ fees in order to resolve the Royalty Dispute. Consequently, during the year ended March 31, 2024, the Company recorded approximately $2,700,000 of Administration expenses to write-off recoupable legal expenses and attorneys’ fees and recorded $620,000 of interest expense based on amounts it paid in October 2023.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023

(In U.S. dollars)

NOTE 17. SEGMENT REPORTING

The Company’s business is organized in two reportable segments: Music Publishing and Recorded Music. The Company identified its Chief Executive Officer as its CODM. The Company’s CODM evaluates financial performance of its segments based on several factors, of which the primary financial measure is operating income before depreciation and amortization (“OIBDA”). The accounting policies of the Company’s business segments are consistent with the Company’s policies for the consolidated financial statements. The Company does not have sales between segments.

The following tables present total revenue and reconciliation of OIBDA to operating income by segment for the fiscal years ended March 31, 2024 and 2023:

	Fiscal Year Ended March 31, 2024
	Music	Recorded
	Publishing	Music	Other	Consolidated
Total revenue	$96,193,309	$42,366,504	$6,295,877	$144,855,690

Reconciliation of OIBDA to operating income:
Operating income	9,918,187	13,215,678	1,441,959	24,575,824
Amortization and depreciation	18,966,453	5,924,558	94,677	24,985,688
OIBDA	$28,884,640	$19,140,236	$1,536,636	$49,561,512

	Fiscal Year Ended March 31, 2023
	Music	Recorded
	Publishing	Music	Other	Consolidated
Total revenue	$83,833,948	$34,824,973	$3,627,609	$122,286,530
Reconciliation of OIBDA to operating income:
Operating income	8,692,387	11,488,846	876,484	21,057,717
Amortization and depreciation	16,521,149	5,463,282	90,466	22,074,897
OIBDA	$25,213,536	$16,952,128	$966,950	$43,132,614

The Company’s CODM manages assets on a consolidated basis. Accordingly, segment assets are not reported to the Company’s CODM, used to allocate resources or assess performance of the segments, and therefore, total segment assets have not been disclosed.

Total long-lived assets by country are as follows as of March 31, 2024 and 2023:

	2024	2023
United States	$339,041	$352,433
United Kingdom	212,369	215,906

During the fiscal years ended March 31, 2024 and 2023, a single external customer accounted for 11% and 10%, respectively, of total revenues, and is included in both the Music Publishing and Recorded Music segments. No other customer accounted for more than 10% of revenue.

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

Notwithstanding the assessment that our disclosure controls and procedures are not effective and that material weaknesses existed as of March 31, 2024, we believe that we have performed sufficient supplementary procedures to ensure that the consolidated financial statements contained in this filing fairly present our financial position, results of operations and cash flows for the reporting periods covered herein in all material respects.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2024. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of March 31, 2024, our internal control over financial reporting was not effective due to the material weaknesses described below.

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

We previously disclosed in our Annual Report on Form 10-K for the period ended March 31, 2023 as well as in our Quarterly Reports on Form 10-Q for each interim period in fiscal 2024, a material weakness in our internal control over financial reporting relating to (i) an ineffective control environment due to improper segregation of duties and a lack of qualified personnel to address certain complex accounting transactions, and (ii) an ineffective risk assessment process resulting in improper design of control activities to address certain risks of material misstatement. As described below, we have made progress in addressing these weaknesses during the current fiscal year. However, we have not yet fully remediated the material weaknesses as of March 31, 2024.

Remediation Efforts and Status of Material Weakness

During fiscal 2024, we continued to take significant steps to remediate the material weaknesses described above as follows:

(i)	an ineffective control environment due to improper segregation of duties and a lack of qualified personnel to address certain complex accounting transactions
●	Enhanced our segregation of duties by reassigning certain responsibilities, further restricting privileged access to our Enterprise Resource Planning (ERP) and other systems, establishing automated workflow within our ERP to enforce segregation of duties between preparation and review / approval of journal entries for most legal entities with plans to implement this common control for the remainder of the entities
●	Improved our knowledge of complex accounting transactions by retaining third party specialists on complex technical accounting issues and taxes, as well as previously hired additional accounting personnel with the requisite experience to improve our general accounting and financial reporting processes
(ii)	an ineffective risk assessment process resulting in improper design of control activities to address certain risks of material misstatement.
●	Conducted a financial statement line-item risk assessment to identify significant entities, accounts, assertions, risks, business processes, business applications, and service providers that could have a material impact on the accuracy and completeness of our financial statements. This risk assessment served as the foundation of our fiscal year 2024 Sarbanes-Oxley compliance program
●	Conducted a fraud risk assessment in accordance with COSO Internal Control – Integrated Framework Principle 8: Assesses Fraud Risk
●	Expanded and enhanced our process-level risk and control documentation, as well as the design of controls and documentation supporting control execution for multiple material account balances, including entity level controls and information technology general controls
●	Provided training to process and control owners
●	Enhanced relevant policies, procedures, guidelines, and documentation templates

We continue to improve our processes and control activities, and are testing the design and operating effectiveness of our newly implemented and enhanced controls as remediation progresses.

While the Company has made significant progress this year, we will not be able to fully remediate these material weaknesses until we have implemented the remaining planned corrective actions and the applicable controls operate effectively for a sufficient period of time. Our management will continue to monitor the effectiveness of our remediation plans in future periods and will make the changes we determine to be appropriate.

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

Item 9B. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

None of our directors or officers (as defined in Rule 16a-1 (f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K) during the period covered by this Annual Report on Form 10-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive Proxy Statement pertaining to our 2024 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2024 fiscal year, and is herein incorporated by reference.

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

Item 11.Executive Compensation

The information required by this item will be included in our definitive Proxy Statement pertaining to our 2024 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2024 fiscal year, and is herein incorporated by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our definitive Proxy Statement pertaining to our 2024 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2024 fiscal year, and is herein incorporated by reference.

Item 13.Certain Relationships and Related Transactions, Director Independence

The information required by this item will be included in our definitive Proxy Statement pertaining to our 2024 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2024 fiscal year, and is herein incorporated by reference.

Item 14.Principal Accounting Fees and Services

The information required by this item will be included in our definitive Proxy Statement pertaining to our 2024 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2024 fiscal year, and is herein incorporated by reference.

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

10.12+

Amended & Restated Letter of Employment, dated June 29, 2023, by and between Reservoir Media Management, Inc. and Golnar Khosrowshahi (incorporated by reference to Exhibit 10.1 to Reservoir Media Inc’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2023).

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

21.1**	Subsidiaries of Reservoir Media, Inc.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Clawback Policy of Reservoir Media, Inc.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
*	Filed herewith.
**	Furnished herewith.
†	Portions of this exhibit have been omitted pursuant to Item 601(a)(v) of Regulation S-K.
+	Indicates a management contract or compensatory plan or agreement.

Item 16.Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   May 30, 2024

RESERVOIR MEDIA, INC.

By:	/s/ Golnar Khosrowshahi
Name: Golnar Khosrowshahi
Title: Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Golnar Khosrowshahi	Chief Executive Officer and Director	May 30, 2024
Golnar Khosrowshahi	(Principal Executive Officer)

/s/ Jim Heindlmeyer	Chief Financial Officer	May 30, 2024
Jim Heindlmeyer	(Principal Financial and Accounting Officer)

/s/ Rell Lafargue	President, Chief Operating Officer and Director	May 30, 2024
Rell Lafargue

/s/ Stephen M. Cook	Director	May 30, 2024
Stephen M. Cook

/s/ Helima Croft	Director	May 30, 2024
Helima Croft

/s/ Ezra S. Field	Chair of the Board of Directors	May 30, 2024
Ezra S. Field

/s/ Neil de Gelder	Director	May 30, 2024
Neil de Gelder

/s/ Jennifer G. Koss	Director	May 30, 2024
Jennifer G. Koss

/s/ Adam Rothstein	Director	May 30, 2024
Adam Rothstein

/s/ Ryan P. Taylor Ryan P. Taylor	Director	May 30, 2024