Form 10-Q
period 2024-06-30
Reservoir Media, Inc.
filed 2024-07-31
CIK 1824403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-39795

RESERVOIR MEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	83-3584204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Varick Street

Suite 801

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

As of July 26, 2024, there were 65,078,938 shares of Common Stock of Reservoir Media, Inc. issued and outstanding.

RESERVOIR MEDIA, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(In U.S. dollars, except share data)

(Unaudited)

	Three Months Ended June 30,
	2024	2023
Revenues	$34,316,843	$31,836,586
Costs and expenses:
Cost of revenue	13,281,116	13,471,597
Amortization and depreciation	6,384,757	6,055,568
Administration expenses	9,689,437	9,164,500
Total costs and expenses	29,355,310	28,691,665

Operating income	4,961,533	3,144,921

Interest expense	(5,059,398)	(4,733,533)
Loss on foreign exchange	(59,463)	(29,936)
(Loss) gain on fair value of swaps	(490,295)	1,845,387
Other (expense) income, net	(99,522)	62
(Loss) income before income taxes	(747,145)	226,901
Income tax (benefit) expense	(293,968)	62,348
Net (loss) income	(453,177)	164,553
Net loss attributable to noncontrolling interests	106,522	112,780
Net (loss) income attributable to Reservoir Media, Inc.	$(346,655)	$277,333

(Loss) earnings per common share (Note 13):
Basic	$(0.01)	$—
Diluted	$(0.01)	$—

Weighted average common shares outstanding (Note 13):
Basic	64,970,693	64,572,432
Diluted	64,970,693	64,998,544

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In U.S. dollars)

(Unaudited)

	Three Months Ended June 30,
	2024	2023
Net (loss) income	$(453,177)	$164,553
Other comprehensive income:
Translation adjustments	34,852	1,139,476
Total comprehensive (loss) income	(418,325)	1,304,029
Comprehensive loss attributable to noncontrolling interests	106,522	112,780
Total comprehensive (loss) income attributable to Reservoir Media, Inc.	$(311,803)	$1,416,809

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars, except share data)

(Unaudited)

	June 30,	March 31,
	2024	2024
Assets
Current assets
Cash and cash equivalents	$16,358,506	$18,132,015
Accounts receivable	32,081,489	33,227,382
Current portion of royalty advances	12,917,635	13,248,008
Inventory and prepaid expenses	6,163,776	6,300,915
Total current assets	67,521,406	70,908,320

Intangible assets, net	634,724,872	640,222,000
Equity method and other investments	1,355,019	1,451,924
Royalty advances, net of current portion and reserves	50,747,131	56,527,557
Property, plant and equipment, net	520,220	551,410
Operating lease right of use assets, net	6,736,634	6,988,340
Fair value of swap assets	5,141,819	5,753,488
Other assets	1,410,949	1,131,529
Total assets	$768,158,050	$783,534,568

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$5,123,049	$9,015,939
Royalties payable	38,656,663	40,395,205
Accrued payroll	883,248	2,043,772
Deferred revenue	1,102,261	1,163,953
Other current liabilities	6,371,704	7,313,615
Income taxes payable	541,503	439,152
Total current liabilities	52,678,428	60,371,636

Secured line of credit	324,127,393	330,791,607
Deferred income taxes	30,028,349	30,471,978
Operating lease liabilities, net of current portion	6,431,339	6,720,287
Fair value of swap liability	—	121,374
Other liabilities	469,589	572,705
Total liabilities	413,735,098	429,049,587

Contingencies and commitments (Note 15)

Shareholders’ Equity
Preferred stock, $0.0001 par value 75,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2024 and March 31, 2024	—	—
Common stock, $0.0001 par value; 750,000,000 shares authorized, 65,078,938 shares issued and outstanding at June 30, 2024; 64,826,864 shares issued and outstanding at March 31, 2024	6,508	6,483
Additional paid-in capital	341,744,622	341,388,351
Retained earnings	15,051,002	15,397,657
Accumulated other comprehensive loss	(3,762,881)	(3,797,733)
Total Reservoir Media, Inc. shareholders’ equity	353,039,251	352,994,758
Noncontrolling interest	1,383,701	1,490,223
Total shareholders’ equity	354,422,952	354,484,981
Total liabilities and shareholders’ equity	$768,158,050	$783,534,568

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In U.S. dollars, except share data)

(Unaudited)

	For the Three Months Ended June 30, 2024
	Common Stock				Accumulated other
			Additional paid-in	Retained	comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	capital	earnings	loss	interests	equity
Balance, March 31, 2024	64,826,864	$6,483	$341,388,351	$15,397,657	$(3,797,733)	$1,490,223	$354,484,981
Share-based compensation	—	—	1,048,520	—	—	—	1,048,520
Stock option exercises	3,550	—	18,140				18,140
Vesting of restricted stock units, net of shares withheld for employee taxes	248,524	25	(1,432,889)	—	—	—	(1,432,864)
Reclassification of liability-classified awards to equity-classified awards	—	—	722,500	—	—	—	722,500
Net loss	—	—	—	(346,655)	—	(106,522)	(453,177)
Other comprehensive income	—	—	—	—	34,852	—	34,852
Balance, June 30, 2024	65,078,938	$6,508	$341,744,622	$15,051,002	$(3,762,881)	$1,383,701	$354,422,952

	For the Three Months Ended June 30, 2023
	Common Stock				Accumulated other
			Additional paid-in	Retained	comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	capital	earnings	loss	interests	equity
Balance, March 31, 2023	64,441,244	$6,444	$338,460,789	$14,752,720	$(4,855,329)	$1,297,899	$349,662,523
Share-based compensation	—	—	713,802	—	—	—	713,802
Vesting of restricted stock units, net of shares withheld for employee taxes	207,733	21	(689,176)	—	—	—	(689,155)
Reclassification of liability-classified awards to equity-classified awards	—	—	664,167	—	—	—	664,167
Net income (loss)	—	—	—	277,333	—	(112,780)	164,553
Other comprehensive income	—	—	—	—	1,139,476	—	1,139,476
Balance, June 30, 2023	64,648,977	$6,465	$339,149,582	$15,030,053	$(3,715,853)	$1,185,119	$351,655,366

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

(Unaudited)

	Three Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(453,177)	$164,553
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Amortization of intangible assets	6,326,863	5,997,512
Depreciation of property, plant and equipment	57,894	58,056
Share-based compensation	1,273,674	914,426
Amortization of deferred financing costs	335,786	334,121
Loss (gain) on fair value of swaps	490,295	(1,845,387)
Loss from equity affiliates	100,000	—
Deferred income taxes	(446,780)	—
Changes in operating assets and liabilities:
Accounts receivable	1,145,893	(759,449)
Inventory and prepaid expenses	137,139	369,841
Royalty advances	6,121,523	(2,960,260)
Other assets and liabilities	(100,897)	188,150
Accounts payable, accrued expenses and deferred revenue	(4,796,318)	(3,323,134)
Royalties payable	(1,738,542)	(9,520)
Income taxes payable	102,351	9,754
Net cash provided by (used for) operating activities	8,555,704	(861,337)

Cash flows from investing activities:
Purchases of music catalogs	(1,871,957)	(15,134,924)
Purchase of property, plant and equipment	(26,704)	(91,660)
Net cash used for investing activities	(1,898,661)	(15,226,584)

Cash flows from financing activities:
Proceeds from secured line of credit	3,000,000	14,000,000
Repayments of secured line of credit	(10,000,000)	—
Proceeds from stock option exercises	18,140	—
Taxes paid related to net share settlement of restricted stock units	(1,432,864)	(689,155)
Deferred financing costs paid	—	(16,904)
Net cash (used for) provided by financing activities	(8,414,724)	13,293,941

Foreign exchange impact on cash	(15,828)	142,000

Decrease in cash and cash equivalents	(1,773,509)	(2,651,980)
Cash and cash equivalents beginning of period	18,132,015	14,902,076
Cash and cash equivalents end of period	$16,358,506	$12,250,096

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

Reservoir Media, Inc., a Delaware corporation (the “Company”), is an independent music company based in New York City, New York and with offices in Los Angeles, Nashville, Toronto, London and Abu Dhabi.

Following a business combination between Roth CH Acquisition II Co. (“ROCC”) and Reservoir Holdings, Inc., a Delaware corporation (“RHI”), on July 28, 2021 (the “Business Combination”), the Company’s legal name became “Reservoir Media, Inc.” The common stock, $0.0001 par value per share, of the Company (the “Common Stock”) and warrants are traded on The Nasdaq Stock Market LLC (“NASDAQ”) under the ticker symbols “RSVR” and “RSVRW,” respectively.

The Company is a holding company that conducts substantially all of its business operations through a subsidiary of RHI, Reservoir Media Management, Inc. (“RMM”), and RMM’s subsidiaries The Company’s activities are organized into two operating segments: Music Publishing and Recorded Music. Operations of the Music Publishing segment involve the acquisition of interests in music catalogs from which royalties are earned as well as signing songwriters to exclusive agreements which give the Company an interest in the future delivery of songs. The publishing catalog includes ownership or control rights to more than 150,000 musical compositions that span across historic pieces, motion picture scores and current award-winning hits. Operations of the Recorded Music segment include the ownership of over 36,000 sound recordings and involve the acquisition of sound recording catalogs as well as the discovery and development of recording artists and the marketing, distribution, sale and licensing of the music catalog.

NOTE 2. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiaries and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. All intercompany transactions and balances have been eliminated in these condensed consolidated financial statements. Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s audited financial statements as of and for the fiscal years ended March 31, 2024 and 2023.

The condensed consolidated balance sheet of the Company as of March 31, 2024, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by US GAAP on an annual reporting basis.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for the three months ended June 30, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending March 31, 2025 or any other period.

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

JUNE 30, 2024

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which expands segment disclosures for public entities, including requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), the title and position of the CODM and an explanation of how the CODM uses reported measures of segment profit or loss in assessing segment performance and allocating resources. ASU 2023-07 also expands disclosures about a reportable segment’s profit or loss and assets in interim periods and clarifies that a public entity may report additional measures of segment profit if the CODM uses more than one measure of a segment’s profit or loss. ASU 2023-07 does not remove existing segment disclosure requirements or change how a public entity identifies its operating segments, aggregates those operating segments, or determines its reportable segments. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted, and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact that adoption of ASU 2023-07 will have on its disclosures upon adoption.

NOTE 4. REVENUE RECOGNITION

For the Company’s operating segments, Music Publishing and Recorded Music, the Company accounts for a contract when it has legally enforceable rights and obligations and collectability of consideration is probable. The Company identifies the performance obligations and determines the transaction price associated with the contract. Revenue is recognized when, or as, control of the promised services or goods is transferred to the Company’s customers, and in an amount that reflects the consideration the Company is contractually due in exchange for those services or goods. Certain of the Company’s arrangements include licenses of intellectual property with consideration in the form of sales- and usage-based royalties. Royalty revenue is recognized when the subsequent sale or usage occurs using the best estimates available of the amounts that will be received by the Company. The Company recognized revenue of $1,163,855 and $1,295,141 from performance obligations satisfied in previous periods for the three months ended June 30, 2024 and 2023, respectively.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Disaggregation of Revenue

The Company’s revenue consisted of the following categories during the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023
Revenue by Type
Digital	$14,634,703	$11,900,517
Performance	5,134,426	4,514,904
Synchronization	2,811,017	3,032,699
Mechanical	668,973	559,647
Other	751,174	783,548
Total Music Publishing	24,000,293	20,791,315

Digital	6,558,170	5,622,649
Physical	1,352,341	3,574,551
Neighboring rights	1,106,350	859,147
Synchronization	613,643	328,290
Total Recorded Music	9,630,504	10,384,637

Other revenue	$686,046	660,634
Total revenue	$34,316,843	$31,836,586

	Three Months Ended June 30,
	2024	2023
Revenue by Geographical Location
United States Music Publishing	$13,789,192	$13,000,994
United States Recorded Music	5,696,630	5,524,763
United States other revenue	686,046	660,634
Total United States	20,171,868	19,186,391
International Music Publishing	10,211,101	7,790,321
International Recorded Music	3,933,874	4,859,874
Total International	14,144,975	12,650,195
Total revenue	$34,316,843	$31,836,586

Only the United States represented 10% or more of the Company’s total revenues in the three months ended June 30, 2024 and 2023.

Deferred Revenue

The following table reflects the change in deferred revenue during the three months ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Balance at beginning of period	$1,163,953	$2,151,889
Cash received during period	933,713	493,290
Revenue recognized during period	(995,405)	(1,189,250)
Balance at end of period	$1,102,261	$1,455,929

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

NOTE 5. ACQUISITIONS

In the ordinary course of business, the Company regularly acquires publishing and recorded music catalogs, which are typically accounted for as asset acquisitions. During the three months ended June 30, 2024 and 2023, the Company completed such acquisitions totaling $801,315 and $15,623,951, respectively, inclusive of deferred acquisition payments, none of which were individually significant.

NOTE 6. INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following as of June 30, 2024 and March 31, 2024:

	June 30, 2024	March 31, 2024
Intangible assets subject to amortization:
Publishing and recorded music catalogs	$770,493,046	$769,648,966
Artist management contracts	913,272	911,740
Gross intangible assets	771,406,318	770,560,706
Accumulated amortization	(136,681,446)	(130,338,706)
Intangible assets, net	$634,724,872	$640,222,000

Straight-line amortization expense totaled $6,326,863 and $5,997,512 in the three months ended June 30, 2024 and 2023, respectively.

NOTE 7. ROYALTY ADVANCES

The Company made royalty advances totaling $2,396,796 and $6,199,316 during the three months ended June 30, 2024 and 2023, respectively, recoupable from the writer’s or artist’s share of future royalties otherwise payable, in varying amounts. Advances expected to be recouped within the next twelve months are classified as current assets, with the remainder classified as noncurrent assets, net of reserves for amounts that may not be recoverable.

The following table reflects the change in royalty advances, net during the three months ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Balance at beginning of period	$69,775,565	$66,926,500
Additions	2,396,796	6,199,316
Recoupments	(8,507,595)	(3,239,056)
Balance at end of period	$63,664,766	$69,886,760

NOTE 8. SECURED LINE OF CREDIT

Long-term debt consists of the following:

	June 30, 2024	March 31, 2024
Secured line of credit	$328,828,409	$335,828,410
Debt issuance costs, net	(4,701,016)	(5,036,803)
	$324,127,393	$330,791,607

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Credit Facilities

RMM is party to a credit agreement (as amended or supplemented from time to time, the “RMM Credit Agreement”) governing RMM’s $450,000,000 senior secured revolving credit facility (the “Senior Credit Facility”). The Senior Credit Facility also includes an “accordion feature” that permits RMM to seek additional commitments in an amount not to exceed $150,000,000. The maturity date of the loans advanced under the Senior Credit Facility is December 16, 2027.

The interest rate on borrowings under the Senior Credit Facility is equal to, at our option, either (i) the sum of a base rate plus a margin of 1.00% or (ii) the sum of a SOFR rate plus a margin of 2.00%, in each case subject to a 0.25% increase based on a consolidated net senior debt to library value ratio. RMM is also required to pay an unused fee in respect of unused commitments under the Senior Credit Facility, if any, at a rate of 0.25% per annum. Substantially all tangible and intangible assets of the Company, RHI, RMM and the other subsidiary guarantors are pledged as collateral to secure the obligations of RMM under the RMM Credit Agreement.

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

As of June 30, 2024, the Senior Credit Facility had a borrowing capacity of $450,000,000, with remaining borrowing availability of $121,171,591.

Interest Rate Swaps

At June 30, 2024, RMM had the following interest rate swaps outstanding, under which it pays a fixed rate and receives a floating interest payment from the counterparty based on SOFR with reference to notional amounts adjusted to match the amended scheduled principal repayments pursuant to the Senior Credit Facility:

	Notional	Pay
	Amount at	Fixed
Effective Date	June 30, 2024	Rate	Maturity
March 10, 2022	$7,625,000	1.533%	September 2024
March 10, 2022	$87,501,612	1.422%	September 2024
December 31, 2021	$54,873,388	0.972%	September 2024
September 30, 2024	$100,000,000	2.946%	December 2027
September 30, 2024	$50,000,000	3.961%	December 2027

NOTE 9. INCOME TAXES

Income tax (benefit) expense for the three months ended June 30, 2024 and 2023 was $(293,968) (39.3% effective tax rate) and $62,348 (27.5% effective tax rate), respectively. During the three months ended June 30, 2024, the Company recorded an incremental tax benefit of approximately $103,000 to its deferred tax liabilities related to certain international intangible assets. Additionally, the effective tax rates during these periods reflect the amount and mix of income from multiple tax jurisdictions.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

NOTE 10. SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid and income taxes paid for the three months ended June 30, 2024 and 2023 were comprised of the following:

	2024	2023
Interest paid	$4,842,444	$4,333,987
Income taxes paid	$44,212	$58,157

Non-cash investing and financing activities for the three months ended June 30, 2024 and 2023 were comprised of the following:

	2024	2023
Acquired intangible assets included in other liabilities	$—	$1,355,000
Reclassification of liability-classified awards to equity-classified awards	$722,500	$664,167

NOTE 11. WARRANTS

As of June 30, 2024, the Company’s outstanding warrants included 5,750,000 publicly-traded warrants (the “Public Warrants”), which were issued during ROCC’s initial public offering on December 15, 2020, and 137,500 warrants sold in a private placement to ROCC’s sponsor (the “Private Warrants” and together with the Public Warrants, the “Warrants”), which were assumed by the Company in connection with the Business Combination and exchanged into warrants for shares of Common Stock. Each whole Warrant entitles the registered holder to purchase one whole share of Common Stock at a price of $11.50 per share, provided that the Company has an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder.

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

NOTE 12. SHARE-BASED COMPENSATION

Share-based compensation expense totaled $1,273,674 ($990,251, net of taxes) and $914,426 ($704,234, net of taxes) during the three months ended June 30, 2024 and 2023, respectively. Share-based compensation expense is classified as “Administration expenses” in the accompanying condensed consolidated statements of income.

During the three months ended June 30, 2024 and 2023, the Company granted restricted stock units (“RSUs”) to satisfy previous obligations to issue a variable number of equity awards based on a fixed monetary amount. Prior to the issuance of these RSUs, the Company classified these awards as liabilities. Upon issuance of the RSU’s the awards became equity-classified as they no longer met the criteria to be liability-classified and as a result liabilities of $722,500 and $664,167 were reclassified from accounts payable and accrued liabilities to additional paid-in capital during the three months ended June 30, 2024 and 2023, respectively.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

NOTE 13. (LOSS) EARNINGS PER SHARE

The following table summarizes the basic and diluted (loss) earnings per common share calculation for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,
	2024	2023

Basic (loss) earnings per common share
Net (loss) income attributable to Reservoir Media, Inc.	$(346,655)	$277,333
Weighted average common shares outstanding - basic	64,970,693	64,572,432
(Loss) earnings per common share - basic	$(0.01)	$—

Diluted (loss) earnings per common share
Net (loss) income attributable to Reservoir Media, Inc.	$(346,655)	$277,333
Weighted average common shares outstanding - basic	64,970,693	64,572,432
Weighted average effect of potentially dilutive securities:
Effect of dilutive stock options and RSUs	—	426,112
Weighted average common shares outstanding - diluted	64,970,693	64,998,544
(Loss) earnings per common share - diluted	$(0.01)	$—

Because of their anti-dilutive effect, 7,799,897 shares of Common Stock equivalents, comprised of 1,277,332 stock options, 635,065 RSUs and 5,887,500 warrants have been excluded from the diluted earnings per share calculation for the three months ended June 30, 2024. Because of their anti-dilutive effect, 5,953,199 shares of Common Stock equivalents, comprised of 65,699 RSUs and 5,887,500 warrants have been excluded from the diluted earnings per share calculation for the three months ended June 30, 2023.

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

The fair value of the outstanding interest rate swaps consisted of a $5,141,819 asset as of June 30, 2024 and a $5,753,488 asset and a $121,374 liability at March 31, 2024. Fair value is determined using Level 2 inputs, which are based on quoted prices and market observable data of similar instruments. The change in the unrealized fair value of the swaps during the three months ended June 30, 2024 of $490,295 was recorded as a Loss on fair value of swaps. The change in the unrealized fair value of the swaps during the three months ended June 30, 2023 of $1,845,387 was recorded as a Gain on fair value of swaps.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

(c)	Foreign Exchange Risk

The Company is exposed to foreign exchange risk in fluctuations of currency rates on its revenue from royalties, writers’ fees and its subsidiaries’ operations.

(d)	Financial Instruments

Financial instruments not described elsewhere include cash, accounts receivable, accounts payable, accrued liabilities and the Company’s secured line of credit. The carrying values of these instruments as of June 30, 2024 do not differ materially from their respective fair values due to the immediate or short-term duration of these items or their bearing market-related rates of interest.

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

The following tables present total revenue and reconciliation of OIBDA to operating income by segment for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024
	Music	Recorded
	Publishing	Music	Other	Consolidated
Total revenue	$24,000,293	$9,630,504	$686,046	$34,316,843

Reconciliation of OIBDA to operating income:
Operating income	2,182,422	2,691,278	87,833	4,961,533
Amortization and depreciation	4,601,128	1,759,822	23,807	6,384,757
OIBDA	$6,783,550	$4,451,100	$111,640	$11,346,290

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and are intended to be covered by the safe harbor created thereby. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “predict,” “project,” “target,” “goal,” “intend,” “continue,” “could,” “may,” “might,” “shall,” “should,” “will,” “would,” “plan,” “possible,” “potential,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. In addition, any statements that refer to expectations, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current expectations, projections and beliefs based on information currently available. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Company that may cause its actual business, financial condition, results of operations, performance and/or achievements to be materially different from any future business, financial condition, results of operations, performance and/or achievements expressed or implied by these forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in the Company’s Annual Report on Form 10-K (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 30, 2024 and the Company’s other filings with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

Income Statement

Our income statement was composed of the following amounts (in thousands):

	For the Three Months
	Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change
Revenues	$34,317	$31,837	$2,480	8%
Costs and expenses:
Cost of revenue	13,281	13,472	(190)	(1)%
Amortization and depreciation	6,385	6,056	329	5%
Administration expenses	9,689	9,165	525	6%
Total costs and expenses	29,355	28,692	664	2%

Operating income	4,962	3,145	1,817	58%

Interest expense	(5,059)	(4,734)	(326)	7%
Loss on foreign exchange	(59)	(30)	(30)	99%
(Loss) gain on fair value of swaps	(490)	1,845	(2,336)	(127)%
Other (expense) income, net	(100)	—	(100)	NM
(Loss) income before income taxes	(747)	227	(974)	NM
Income tax (benefit) expense	(294)	62	(356)	NM
Net (loss) income	(453)	164	(618)	NM
Net loss attributable to noncontrolling interests	107	113	(6)	(6)%
Net (loss) income attributable to Reservoir Media, Inc.	$(347)	$277	$(624)	NM

NM – Not meaningful

Revenues

Our revenues were composed of the following amounts (in thousands):

	For the Three Months
	Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change
Revenue by Type
Digital	$14,635	$11,901	$2,734	23%
Performance	5,134	4,515	620	14%
Synchronization	2,811	3,033	(222)	(7)%
Mechanical	669	560	109	20%
Other	751	784	(32)	(4)%
Total Music Publishing	24,000	20,791	3,209	15%

Digital	6,558	5,623	936	17%
Physical	1,352	3,575	(2,222)	(62)%
Neighboring rights	1,106	859	247	29%
Synchronization	614	328	285	87%
Total Recorded Music	9,631	10,385	(754)	(7)%

Other revenue	686	661	25	4%
Total Revenue	$34,317	$31,837	$2,480	8%

	For the Three Months
	Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change
Revenue by Geographical Location
U.S. Music Publishing	$13,789	$13,001	$788	6%
U.S. Recorded Music	5,697	5,525	172	3%
U.S. Other Revenue	686	661	25	4%
Total U.S.	20,172	19,186	985	5%
International Music Publishing	10,211	7,790	2,421	31%
International Recorded Music	3,934	4,860	(926)	(19)%
Total International	14,145	12,650	1,495	12%
Total Revenue	$34,317	$31,837	$2,480	8%

Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023

Total revenues increased by $2,480 thousand, or 8%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, driven by a 15% increase in Music Publishing revenue, partially offset by a 7% decrease in Recorded Music revenue. Music Publishing revenues represented 70% and 65% of total revenues for the three months ended June 30, 2024 and the three months ended June 30, 2023, respectively. Recorded Music revenues represented 28% and 33% of total revenues for the three months ended June 30, 2024 and the three months ended June 30, 2023, respectively. U.S. and international revenues represented 59% and 41%, respectively, of total revenues for the three months ended June 30, 2024. U.S. and international revenues represented 60% and 40%, respectively, of total revenues for the three months ended June 30, 2023.

Total digital revenues increased by $3,670 thousand, or 21%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to price increases at multiple music streaming services, as well as the impact of catalog acquisitions. Total digital revenues represented 62% and 55% of consolidated revenues for the three months ended June 30, 2024 and the three months ended June 30, 2023, respectively.

Music Publishing revenues increased by $3,209 thousand, or 15%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase in Music Publishing revenue was mainly driven by acquisitions of catalogs and revenue from the existing catalog, which benefitted from price increases at multiple music streaming services, and led to increases in digital revenue, performance revenue and mechanical revenue, partially offset by decreases in synchronization revenue and other revenue.

On a geographic basis, U.S. Music Publishing revenues represented 57% of total Music Publishing revenues for the three months ended June 30, 2024 compared to 63% for the three months ended June 30, 2023. International Music Publishing revenues represented 43% of total Music Publishing revenues for the three months ended June 30, 2024 compared to 37% for the three months ended June 30, 2023.

Recorded Music revenues decreased by $754 thousand, or 7%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease in Recorded Music revenue was driven by a $2,222 thousand decrease in physical revenue, primarily due to 2023 De La Soul releases. The decrease in physical revenue was partially offset by continued growth at music streaming services and price increases at multiple music streaming services, as well as increases in neighboring rights revenue and synchronization revenue.

On a geographic basis, U.S. Recorded Music revenues represented 59% of total Recorded Music revenues for the three months ended June 30, 2024 compared to 53% for the three months ended June 30, 2023. International Recorded Music revenues represented 41% of total Recorded Music revenues for the three months ended June 30, 2024 compared to 47% for the three months ended June 30, 2023.

Cost of Revenues

Our cost of revenues was composed of the following amounts (in thousands):

	For the Three Months
	Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change
Writer royalties and other publishing costs	$10,635	$9,505	$1,130	12%
Artist royalties and other recorded music costs	2,646	3,967	(1,321)	(33)%
Total cost of revenue	$13,281	$13,472	$(191)	(1)%

Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023

Cost of revenues decreased by $191 thousand, or 1%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Cost of revenues as a percentage of revenues decreased to 39% for the three months ended June 30, 2024 from 42% for the three months ended June 30, 2023.

Writer royalties and other publishing costs for the Music Publishing segment increased by $1,130 thousand, or 12%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Writer royalties and other publishing costs as a percentage of Music Publishing revenues decreased to 44% for the three months ended June 30, 2024 from 46% for the three months ended June 30, 2023. The increase in margins was due to the change in the mix of revenue by type and songwriting clients with their specific contractual royalty rates being applied to the revenues.

Artist royalties and other recorded music costs for the Recorded Music segment decreased by $1,321 thousand, or 33%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Artist royalties and other recorded music costs as a percentage of recorded music revenues decreased to 27% for the three months ended June 30, 2024 from 38% for the three months ended June 30, 2023. The decrease in artist royalties and other recorded music costs and increase in margins were due primarily to the decrease in physical sales and change in the mix of sales by type to a lower percentage of physical sales, which carry higher costs than other types of revenue.

Amortization and Depreciation

Our amortization and depreciation expenses are composed of the following amounts (in thousands):

	For the Three Months
	Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change
Music Publishing amortization and depreciation	$4,601	$4,303	$298	7%
Recorded Music amortization and depreciation	1,760	1,729	31	2%
Other amortization and depreciation	24	24	—	—
Total amortization and depreciation	$6,385	$6,056	$329	5%

Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023

Amortization and depreciation expense increased by $329 thousand, or 5%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, driven primarily by an increase in the Music Publishing segment. Music Publishing amortization and depreciation expense increased by $298 thousand, or 7%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to the acquisition of additional music catalogs.

Administration Expenses

Our administration expenses are composed of the following amounts (in thousands):

	For the Three Months
	Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change
Music Publishing administration expenses	$6,581	$5,587	$994	18%
Recorded Music administration expenses	2,534	2,925	(391)	(13)%
Other administration expenses	574	653	(79)	(12)%
Total administration expenses	$9,689	$9,165	$524	6%

Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023

Total administration expenses increased by $524 thousand, or 6%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, driven by an increase in the Music Publishing segment, partially offset by a decrease in the Recorded Music segment. Expressed as a percentage of revenues, administration expenses decreased to 28% for the three months ended June 30, 2024 from 29% for the three months ended June 30, 2023.

Music Publishing administration expenses increased by $994 thousand, or 18%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Expressed as a percentage of revenues, Music Publishing administration expenses were 27% for the three months ended June 30, 2024 and the three months ended June 30, 2023.

Recorded Music administration expenses decreased by $391 thousand, or 13%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Expressed as a percentage of revenue, Recorded Music administration expenses decreased to 26% for the three months ended June 30, 2024 from 28% for the three months ended June 30, 2023, primarily due to the non-recurrence of legal fees related to a matter incurred during the three months ended June 30, 2023.

Interest Expense

Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023

Interest expense increased by $326 thousand, or 7%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, driven primarily by increased debt balances due to use of funds in acquisitions of music catalogs and writer signings, as well as an increase in SOFR. The Company expects its interest expense will increase on the portions of its borrowings that are hedged beginning in October 2024, as existing swaps mature, and new swap contracts become effective.

Loss on Foreign Exchange

Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023

Loss on foreign exchange increased by $30 thousand for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This change was due to fluctuations in the two foreign currencies we are directly exposed to, namely British pound sterling and euro.

(Loss) Gain on Fair Value of Swaps

Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023

Loss on fair value of swaps was $490 thousand for the three months ended June 30, 2024. Gain on the fair value of swaps for the three months ended June 30, 2023 was $1,845 thousand. This change was due to marking to market our interest rate swap hedges.

Income Tax (Benefit) Expense

Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023

Income tax benefit was $294 thousand during the three months ended June 30, 2024 compared to income tax expense of $62 thousand during the three months ended June 30, 2023. The effective income tax rate during the three months ended June 30, 2024 was 39.3% compared to 27.5% during the three months ended June 30, 2023. During the three months ended June 30, 2024, the Company recorded an incremental tax benefit of approximately $103,000 to its deferred tax liabilities related to certain international intangible assets. Additionally, the change in the effective income tax rate reflect changes in the mix of income from multiple tax jurisdictions.

Net (Loss) Income

Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023

Net loss was $453 thousand during the three months ended June 30, 2024 compared to the net income of $164 thousand during the three months ended June 30, 2023. The decrease in net income was driven primarily by the loss on fair value of swaps during the three months ended June 30, 2024 compared to gain on fair value of swaps during the three months ended June 30, 2023 and an increase in interest expense. These factors were partially offset by an increase in operating income, which reflects revenue growth and improved margins, and an income tax benefit in the three months ended June 30, 2024 compared to income tax expense in the three months ended June 30, 2023.

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

Reconciliation of Operating Income to OIBDA

We use OIBDA as our primary measure of financial performance. The following tables reconcile operating income to OIBDA (in thousands):

	Consolidated
	For the Three Months
	Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change
Operating income	$4,961	$3,145	$1,816	58%
Amortization and depreciation expenses	6,385	6,056	329	5%
OIBDA	$11,346	$9,201	$2,145	23%

OIBDA Margin	33%	29%

	Music Publishing
	For the Three Months
	Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change
Operating income	$2,183	$1,396	$787	56%
Amortization and depreciation expenses	4,601	4,303	298	7%
OIBDA	$6,784	$5,699	$1,085	19%

OIBDA Margin	28%	27%

	Recorded Music
	For the Three Months
	Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change
Operating income	$2,691	$1,764	$927	53%
Amortization and depreciation expenses	1,760	1,729	31	2%
OIBDA	$4,451	$3,493	$958	27%

OIBDA Margin	46%	34%

OIBDA

Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023

Consolidated OIBDA increased by $2,145 thousand, or 23%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, driven by a $1,085 thousand increase in Music Publishing OIBDA and a $958 thousand increase in Recorded Music OIBDA. Expressed as a percentage of revenue, OIBDA Margin increased to 33% for the three months ended June 30, 2024 from 29% for the three months ended June 30, 2023.

Music Publishing OIBDA increased by $1,085 thousand, or 19%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Expressed as a percentage of revenue, Music Publishing OIBDA Margin increased to 28% in the three months ended June 30, 2024 from 27% in the three months ended June 30, 2023. The increases in Music Publishing OIBDA and OIBDA Margin reflect revenue growth and improved margins.

Recorded Music OIBDA increased by $958 thousand, or 27% during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Expressed as a percentage of revenue, Recorded Music OIBDA Margin increased to 46% during the three months ended June 30, 2024 from 34% in the three months ended June 30, 2023, driven primarily by the change in the mix of revenue by type to a lower percentage of physical sales.

Reconciliation of Net (Loss) Income to EBITDA and Adjusted EBITDA

The following table reconciles net income to Adjusted EBITDA (in thousands):

	For the Three Months
	Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change
Net (loss) income	$(453)	$164	$(617)	NM
Income tax (benefit) expense	(294)	62	(356)	NM
Interest expense	5,059	4,734	325	7%
Amortization and depreciation	6,385	6,056	329	5%
EBITDA	10,697	11,016	(319)	(3)%
Loss on foreign exchange(a)	59	30	30	99%
Loss (gain) on fair value of swaps(b)	490	(1,845)	2,335	(127)%
Non-cash share-based compensation(c)	1,274	914	360	39%
Other expense (income), net(d)	100	—	100	NM
Adjusted EBITDA	$12,620	$10,115	$2,505	25%

NM - Not meaningful

(a)	Reflects the (gain) or loss on foreign exchange fluctuations.
(b)	Reflects the non-cash loss or (gain) on the mark-to-market of interest rate swaps.
(c)	Reflects non-cash share-based compensation expense related to the Reservoir Media, Inc. 2021 Omnibus Incentive Plan.
(d)	Reflects the Company’s share of loss recorded by an equity method investment.

Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023

Adjusted EBITDA increased by $2,505 thousand, or 25%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily as a result of revenue growth and improved margins. Adjusted EBITDA Margin increased to 37% during the three months ended June 30, 2024 compared to 32% during the three months ended June 30, 2023, primarily due to revenue growth, improved gross margins driven by a lower percentage of physical revenue, and effective cost management.

Liquidity and Capital Resources

Capital Resources

As of June 30, 2024, we had $324,127 thousand of debt (net of $4,701 thousand of deferred financing costs) and $16,359 thousand of cash and cash equivalents.

Cash Flows

The following table summarizes our historical cash flows (in thousands).

	For the Three Months Ended
	June 30,		2024 vs.2023
	2024	2023	$ Change	% Change
Cash provided by (used for):
Operating activities	$8,556	$(861)	$9,417	NM
Investing activities	$(1,899)	$(15,227)	$13,328	(88)%
Financing activities	$(8,415)	$13,294	$(21,709)	(163)%

NM - Not meaningful

Operating Activities

Cash provided by operating activities was $8,556 thousand for the three months ended June 30, 2024 compared to cash used for operating activities of $861 thousand for the three months ended June 30, 2023. The primary driver of the $9,417 thousand increase in cash provided by operating activities during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was an increase in royalty advance recoupments and the timing of collection of accounts receivable, partially offset by the timing of payments for royalties payable and accounts payable and accrued expenses.

Investing Activities

Cash used for investing activities was $1,899 thousand for the three months ended June 30. 2024 compared to $15,227 thousand for the three months ended June 30, 2023. The decrease in cash used in investing activities was primarily due to a decrease in acquisitions of music catalogs.

Financing Activities

Cash (used for) provided by financing activities was $(8,415) thousand for the three months ended June 30, 2024 compared to $13,294 thousand for the three months ended June 30, 2023. The change in cash (used for) provided by financing activities in the three months ended June 30, 2024 primarily reflects an $11,000 thousand decrease in borrowings used for investing activities and a $10,000 thousand repayment towards the secured line of credit.

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

Existing Debt as of June 30, 2024

As of June 30, 2024, our outstanding debt consisted of $328,828 thousand borrowed under the Senior Credit Facility. As of June 30. 2024, remaining borrowing availability under the Senior Credit Facility was $121,172 thousand.

We use cash generated from operations to service outstanding debt, consisting primarily of interest payments through maturity, and we expect to continue to refinance and extend maturity on the Senior Credit Facility for the foreseeable future.

Debt Capital Structure

RMM is party to a credit agreement (as amended or supplemented from time to time, the “RMM Credit Agreement”) governing RMM’s $450,000 thousand senior secured revolving credit facility (the “Senior Credit Facility”). The Senior Credit Facility also includes an “accordion feature” that permits RMM to seek additional commitments in an amount not to exceed $150,000 thousand. The maturity date of the loans advanced under the Senior Credit Facility is December 16, 2027.

The interest rate on borrowings under the Senior Credit Facility is equal to, at our option, either (i) the sum of a base rate plus a margin of 1.00% or (ii) the sum of a SOFR rate plus a margin of 2.00%, in each case subject to a 0.25% increase based on a consolidated net senior debt to library value ratio. RMM is also required to pay an unused fee in respect of unused commitments under the Senior Credit Facility, if any, at a rate of 0.25% per annum.

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

Non-compliance with the fixed charge coverage ratio and consolidated senior debt to library value ratio could result in the lenders, subject to customary cure rights, requiring the immediate payment of all amounts outstanding under the Senior Credit Facility, which could have a material adverse effect on our business, cash flows, financial condition and results of operations. As of June 30, 2024, we were in compliance with both of the financial covenants under the Senior Credit Facility.

Interest Rate Swaps

At June 30, 2024, RMM had the following interest rate swaps outstanding, under which it pays a fixed rate and receives a floating interest payment from the counterparty based on SOFR with reference to notional amounts adjusted to match the amended scheduled principal repayments pursuant to the Senior Credit Facility (in thousands):

	Notional
	Amount at	Pay Fixed
Effective Date	June 30, 2024	Rate	Maturity
March 10, 2022	$7,625	1.533%	September 2024
March 10, 2022	$87,502	1.422%	September 2024
December 31, 2021	$54,873	0.972%	September 2024
September 30, 2024	$100,000	2.946%	December 2027
September 30, 2024	$50,000	3.961%	December 2027

Dividends

Our ability to pay dividends is restricted by covenants in the Senior Credit Facility. We did not pay any dividends to stockholders during the three months ended June 30, 2024.

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

Contractual and Other Obligations

As of June 30, 2024, there have been no material changes, outside the ordinary course of business, in our contractual obligations since March 31, 2024. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual and Other Obligations” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on May 30, 2024 for information regarding our contractual obligations.

Critical Accounting Policies

As of June 30, 2024, there have been no material changes to our critical accounting policies since March 31, 2024. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on May 30, 2024 for information regarding our critical accounting policies. We believe that our accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. The preparation of our condensed consolidated financial statements in conformity with US GAAP requires us to make estimates and judgments that affect the amounts reported in those condensed consolidated financial statements and the accompanying notes thereto. We believe we have used reasonable estimates and assumptions in preparing the condensed consolidated financial statements. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

Off-Balance Sheet Arrangements

As of June 30, 2024, we had no off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024, as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.

As a result of the material weaknesses in our internal controls over financial reporting, as previously disclosed under Part II “Item 9A, Controls and Procedures” in our Annual Report on Form 10-K for the year ended March 31, 2024 (the “Annual Report”), our principal executive officer and principal financial and accounting officer concluded that during the period covered by this Quarterly Report our disclosure controls and procedures were not effective as of June 30, 2024. Notwithstanding these material weaknesses, management has concluded that the condensed consolidated financial statements included in this Quarterly Report are fairly stated in all material respects in accordance with U.S. GAAP.

Remediation Plan and Status of Material Weaknesses

We continue to take steps to remediate the material weaknesses described in our Annual Report by continuing to hire qualified accounting personnel and further evolving our accounting processes. We retained third party experts on complex technical accounting issues and taxes, as well as hired additional accounting personnel with the requisite experience to improve the process around financial reporting. We are actively improving our risk assessment activities, implementing corrective actions to support our remediation of the material weaknesses noted above. This includes, but is not limited to, providing training to process and control owners, enhancing relevant policies, procedures, guidelines and documentation templates, implementing new controls and improving documentation supporting existing controls, and enhancing segregation of duties by reducing access to our Enterprise Resource Planning (ERP) system. The evaluation over whether these improved control activities have been designed effectively, is ongoing.

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

Changes in Internal Control over Financial Reporting

Except as disclosed above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A to the Company’s Annual Report for the year ended March 31, 2024. The risk factors disclosed in the Annual Report, in addition to the other information set forth in this report, could materially affect our business, financial condition or results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no other unregistered sales of equity securities during the three months ended June 30, 2024 which have not been previously disclosed on a Current Report on Form 8-K.

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

RESERVOIR MEDIA, INC.

Date: July 31, 2024	By:	/s/ Golnar Khosrowshahi
Name: Golnar Khosrowshahi
Title: Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2024	By:	/s/ Jim Heindlmeyer
Name: Jim Heindlmeyer
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)