Form 10-Q
period 2024-09-30
Reservoir Media, Inc.
filed 2024-10-30
CIK 1824403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 21, 2024, there were 65,222,555 shares of Common Stock of Reservoir Media, Inc. issued and outstanding.

RESERVOIR MEDIA, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In U.S. dollars, except share data)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Revenues	$40,667,393	$38,397,300	$74,984,236	$70,233,886
Costs and expenses:
Cost of revenue	14,831,371	14,442,666	28,112,487	27,914,263
Amortization and depreciation	6,430,019	6,214,540	12,814,776	12,270,108
Administration expenses	9,283,977	11,595,004	18,973,414	20,759,504
Total costs and expenses	30,545,367	32,252,210	59,900,677	60,943,875

Operating income	10,122,026	6,145,090	15,083,559	9,290,011

Interest expense	(4,960,408)	(5,759,506)	(10,019,806)	(10,493,039)
Loss on foreign exchange	(36,348)	(40,156)	(95,811)	(70,092)
(Loss) gain on fair value of swaps	(5,126,907)	628,091	(5,617,202)	2,473,478
Other income (expense), net	1,033	474	(98,489)	536
(Loss) income before income taxes	(604)	973,993	(747,749)	1,200,894
Income tax (benefit) expense	(152,593)	291,638	(446,561)	353,986
Net income (loss)	151,989	682,355	(301,188)	846,908
Net loss (income) attributable to noncontrolling interests	33,026	(146,965)	139,548	(34,185)
Net income (loss) attributable to Reservoir Media, Inc.	$185,015	$535,390	$(161,640)	$812,723

Earnings (loss) per common share (Note 13):
Basic	$—	$0.01	$—	$0.01
Diluted	$—	$0.01	$—	$0.01

Weighted average common shares outstanding (Note 13):
Basic	65,186,357	64,783,974	65,079,114	64,684,082
Diluted	65,837,273	65,085,654	65,079,114	65,031,488

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In U.S. dollars)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$151,989	$682,355	$(301,188)	$846,908
Other comprehensive income (loss):
Translation adjustments	3,755,405	(2,198,433)	3,790,257	(1,058,957)
Total comprehensive income (loss)	3,907,394	(1,516,078)	3,489,069	(212,049)
Comprehensive loss (income) attributable to noncontrolling interests	33,026	(146,965)	139,548	(34,185)
Total comprehensive income (loss) attributable to Reservoir Media, Inc.	$3,940,420	$(1,663,043)	$3,628,617	$(246,234)

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars, except share data)

(Unaudited)

	September 30,	March 31,
	2024	2024
Assets
Current assets
Cash and cash equivalents	$21,067,735	$18,132,015
Accounts receivable	36,241,121	33,227,382
Current portion of royalty advances	13,014,904	13,248,008
Inventory and prepaid expenses	6,688,006	6,300,915
Total current assets	77,011,766	70,908,320

Intangible assets, net	637,401,193	640,222,000
Equity method and other investments	1,564,432	1,451,924
Royalty advances, net of current portion and reserves	52,562,668	56,527,557
Property, plant and equipment, net	490,244	551,410
Operating lease right of use assets, net	6,495,572	6,988,340
Fair value of swap assets	1,050,383	5,753,488
Other assets	1,655,577	1,131,529
Total assets	$778,231,835	$783,534,568

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$4,238,471	$9,015,939
Royalties payable	44,780,706	40,395,205
Accrued payroll	1,200,794	2,043,772
Deferred revenue	2,776,323	1,163,953
Other current liabilities	2,950,555	7,313,615
Income taxes payable	100,792	439,152
Total current liabilities	56,047,641	60,371,636

Secured line of credit	324,463,180	330,791,607
Deferred income taxes	30,536,467	30,471,978
Operating lease liabilities, net of current portion	6,120,859	6,720,287
Fair value of swap liability	1,035,471	121,374
Other liabilities	762,665	572,705
Total liabilities	418,966,283	429,049,587

Contingencies and commitments (Note 15)

Shareholders’ Equity
Preferred stock, $0.0001 par value 75,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2024 and March 31, 2024	—	—
Common stock, $0.0001 par value; 750,000,000 shares authorized, 65,222,555 shares issued and outstanding at September 30, 2024; 64,826,864 shares issued and outstanding at March 31, 2024	6,523	6,483
Additional paid-in capital	342,679,813	341,388,351
Retained earnings	15,236,017	15,397,657
Accumulated other comprehensive loss	(7,476)	(3,797,733)
Total Reservoir Media, Inc. shareholders’ equity	357,914,877	352,994,758
Noncontrolling interest	1,350,675	1,490,223
Total shareholders’ equity	359,265,552	354,484,981
Total liabilities and shareholders’ equity	$778,231,835	$783,534,568

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In U.S. dollars, except share data)

(Unaudited)

	For the Three and Six Months Ended September 30, 2024
	Common Stock				Accumulated other
			Additional paid-in	Retained	comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	capital	earnings	loss	interests	equity
Balance, March 31, 2024	64,826,864	$6,483	$341,388,351	$15,397,657	$(3,797,733)	$1,490,223	$354,484,981
Share-based compensation	—	—	1,048,520	—	—	—	1,048,520
Stock option exercises	3,550	—	18,140				18,140
Vesting of restricted stock units, net of shares withheld for employee taxes	248,524	25	(1,432,889)	—	—	—	(1,432,864)
Reclassification of liability-classified awards to equity-classified awards	—	—	722,500	—	—	—	722,500
Net loss	—	—	—	(346,655)	—	(106,522)	(453,177)
Other comprehensive income	—	—	—	—	34,852	—	34,852
Balance, June 30, 2024	65,078,938	$6,508	$341,744,622	$15,051,002	$(3,762,881)	$1,383,701	$354,422,952
Share-based compensation	—	—	778,556	—	—	—	778,556
Stock option exercises	15,000	2	76,647	—	—	—	76,649
Vesting of restricted stock units	122,301	12	(12)	—	—	—	—
Reclassification of liability-classified awards to equity-classified awards	6,316	1	80,000	—	—	—	80,001
Net income (loss)	—	—	—	185,015	—	(33,026)	151,989
Other comprehensive income	—	—	—	—	3,755,405	—	3,755,405
Balance, September 30, 2024	65,222,555	$6,523	$342,679,813	$15,236,017	$(7,476)	$1,350,675	$359,265,552

	For the Three and Six Months Ended September 30, 2023
	Common Stock				Accumulated other
			Additional paid-in	Retained	comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	capital	earnings	loss	interests	equity
Balance, March 31, 2023	64,441,244	$6,444	$338,460,789	$14,752,720	$(4,855,329)	$1,297,899	$349,662,523
Share-based compensation	—	—	713,802	—	—	—	713,802
Vesting of restricted stock units, net of shares withheld for employee taxes	207,733	21	(689,176)	—	—	—	(689,155)
Reclassification of liability-classified awards to equity-classified awards	—	—	664,167	—	—	—	664,167
Net income (loss)	—	—	—	277,333	—	(112,780)	164,553
Other comprehensive income	—	—	—	—	1,139,476	—	1,139,476
Balance, June 30, 2023	64,648,977	$6,465	$339,149,582	$15,030,053	$(3,715,853)	$1,185,119	$351,655,366
Share-based compensation	—	—	612,235	—	—	—	612,235
Stock option exercises	56,466	5	288,537	—	—	—	288,542
Vesting of restricted stock units	105,392	11	(11)	—	—	—	—
Reclassification of liability-classified awards to equity-classified awards	—	—	80,000	—	—	—	80,000
Net income	—	—	—	535,390	—	146,965	682,355
Other comprehensive loss	—	—	—	—	(2,198,433)	—	(2,198,433)
Balance, September 30, 2023	64,810,835	$6,481	$340,130,343	$15,565,443	$(5,914,286)	$1,332,084	$351,120,065

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

(Unaudited)

	Six Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(301,188)	$846,908
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Amortization of intangible assets	12,698,379	12,152,021
Depreciation of property, plant and equipment	116,397	118,087
Share-based compensation	2,327,385	1,727,286
Amortization of deferred financing costs	671,573	668,544
Loss (gain) on fair value of swaps	5,617,202	(2,473,478)
Loss from equity affiliates	100,000	—
Deferred income taxes	(593,071)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,013,739)	1,998,515
Inventory and prepaid expenses	(387,091)	(991,896)
Royalty advances	4,586,077	(2,397,607)
Other assets and liabilities	(83,163)	187,764
Accounts payable, accrued expenses and deferred revenue	(4,131,674)	111,777
Royalties payable	4,602,810	6,781,972
Income taxes payable	(338,360)	127,030
Net cash provided by operating activities	21,871,537	18,856,923

Cash flows from investing activities:
Purchases of music catalogs	(10,546,455)	(32,382,393)
Investments in affilitates	(100,000)	—
Purchase of property, plant and equipment	(55,231)	(133,932)
Net cash used for investing activities	(10,701,686)	(32,516,325)

Cash flows from financing activities:
Proceeds from secured line of credit	3,000,000	20,000,000
Repayments of secured line of credit	(10,000,000)	—
Proceeds from stock option exercises	94,787	288,542
Taxes paid related to net share settlement of restricted stock units	(1,432,864)	(689,155)
Deferred financing costs paid	—	(25,914)
Net cash (used for) provided by financing activities	(8,338,077)	19,573,473

Foreign exchange impact on cash	103,946	(260,651)

Increase in cash and cash equivalents	2,935,720	5,653,420
Cash and cash equivalents beginning of period	18,132,015	14,902,076
Cash and cash equivalents end of period	$21,067,735	$20,555,496

See accompanying notes to the condensed consolidated financial statements.

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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for the three and six months ended September 30, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending March 31, 2025 or any other period.

The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. Significant estimates are used for, but not limited to, determining useful lives of intangible assets, intangible asset recoverability and impairment and accrued revenue. Actual results could differ from these estimates.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which expands segment disclosures for public entities, including requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), the title and position of the CODM and an explanation of how the CODM uses reported measures of segment profit or loss in assessing segment performance and allocating resources. ASU 2023-07 also expands disclosures about a reportable segment’s profit or loss and assets in interim periods and clarifies that a public entity may report additional measures of segment profit if the CODM uses more than one measure of a segment’s profit or loss. ASU 2023-07 does not remove existing segment disclosure requirements or change how a public entity identifies its operating segments, aggregates those operating segments, or determines its reportable segments. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact that adoption of ASU 2023-07 will have on its disclosures upon adoption.

NOTE 4. REVENUE RECOGNITION

For the Company’s operating segments, Music Publishing and Recorded Music, the Company accounts for a contract when it has legally enforceable rights and obligations and collectability of consideration is probable. The Company identifies the performance obligations and determines the transaction price associated with the contract. Revenue is recognized when, or as, control of the promised services or goods is transferred to the Company’s customers, and in an amount that reflects the consideration the Company is contractually due in exchange for those services or goods. Certain of the Company’s arrangements include licenses of intellectual property with consideration in the form of sales- and usage-based royalties. Royalty revenue is recognized when the subsequent sale or usage occurs using the best estimates available of the amounts that will be received by the Company. The Company recognized revenue of $4,211,373 and $3,571,968 from performance obligations satisfied in previous periods for the six months ended September 30, 2024 and 2023, respectively.

Disaggregation of Revenue

The Company’s revenue consisted of the following categories during the three and six months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Revenue by Type
Digital	$15,588,247	$12,755,372	$30,222,950	$24,655,889
Performance	5,083,736	6,493,505	10,218,162	11,008,409
Synchronization	5,820,495	4,467,826	8,631,512	7,500,525
Mechanical	1,090,033	1,251,662	1,759,006	1,811,309
Other	1,013,389	939,697	1,764,563	1,723,245
Total Music Publishing	28,595,900	25,908,062	52,596,193	46,699,377

Digital	7,211,063	7,264,540	13,769,233	12,887,189
Physical	1,503,678	1,892,387	2,856,019	5,466,938
Neighboring rights	1,079,937	802,398	2,186,287	1,661,545
Synchronization	897,844	868,154	1,511,487	1,196,444
Total Recorded Music	10,692,522	10,827,479	20,323,026	21,212,116

Other revenue	1,378,971	1,661,759	2,065,017	2,322,393
Total revenue	$40,667,393	$38,397,300	$74,984,236	$70,233,886

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Revenue by Geographical Location
United States Music Publishing	$16,122,945	$14,371,352	$29,912,137	$27,372,346
United States Recorded Music	6,046,574	5,882,700	11,743,204	11,407,463
United States other revenue	1,378,971	1,661,759	2,065,017	2,322,393
Total United States	23,548,490	21,915,811	43,720,358	41,102,202
International Music Publishing	12,472,955	11,536,710	22,684,056	19,327,031
International Recorded Music	4,645,948	4,944,779	8,579,822	9,804,653
Total International	17,118,903	16,481,489	31,263,878	29,131,684
Total revenue	$40,667,393	$38,397,300	$74,984,236	$70,233,886

Only the United States represented 10% or more of the Company’s total revenues in the three and six months ended September 30, 2024 and 2023.

Deferred Revenue

The following table reflects the change in deferred revenue during the six months ended September 30, 2024 and 2023:

	2024	2023
Balance at beginning of period	$1,163,953	$2,151,889
Cash received during period	4,338,182	2,719,181
Revenue recognized during period	(2,725,812)	(2,321,643)
Balance at end of period	$2,776,323	$2,549,427

NOTE 5. ACQUISITIONS

In the ordinary course of business, the Company regularly acquires publishing and recorded music catalogs, which are typically accounted for as asset acquisitions. During the six months ended September 30, 2024 and 2023, the Company completed such acquisitions totaling $6,288,326 and $31,303,370, respectively, inclusive of deferred acquisition payments, none of which were individually significant.

NOTE 6. INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following as of September 30, 2024 and March 31, 2024:

	September 30, 2024	March 31, 2024
Intangible assets subject to amortization:
Publishing and recorded music catalogs	$780,290,647	$769,648,966
Artist management contracts	967,397	911,740
Gross intangible assets	781,258,044	770,560,706
Accumulated amortization	(143,856,851)	(130,338,706)
Intangible assets, net	$637,401,193	$640,222,000

Straight-line amortization expense totaled $6,371,516 and $6,154,509 in the three months ended September 30, 2024 and 2023, respectively. Straight-line amortization expense totaled $12,698,379 and $12,152,021 in the six months ended September 30, 2024 and 2023, respectively.

NOTE 7. ROYALTY ADVANCES

The Company made royalty advances totaling $8,020,707 and $8,969,170 during the six months ended September 30, 2024 and 2023, respectively, recoupable from the writer’s or artist’s share of future royalties otherwise payable, in varying amounts. Advances expected to be recouped within the next twelve months are classified as current assets, with the remainder classified as noncurrent assets, net of reserves for amounts that may not be recoverable.

The following table reflects the change in royalty advances, net during the six months ended September 30, 2024 and 2023:

	2024	2023
Balance at beginning of period	$69,775,565	$66,926,500
Additions	8,020,707	8,969,170
Recoupments	(12,606,784)	(6,496,403)
Foreign currency translation	388,084	(75,160)
Balance at end of period	$65,577,572	$69,324,107

NOTE 8. SECURED LINE OF CREDIT

Long-term debt consists of the following:

	September 30, 2024	March 31, 2024
Secured line of credit	$328,828,409	$335,828,410
Debt issuance costs, net	(4,365,229)	(5,036,803)
	$324,463,180	$330,791,607

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

As of September 30, 2024, the Senior Credit Facility had a borrowing capacity of $450,000,000, with remaining borrowing availability of $121,171,591.

Interest Rate Swaps

As of September 30, 2024, RMM had the following interest rate swaps outstanding, under which it pays a fixed rate and receives a floating interest payment from the counterparty based on SOFR with reference to notional amounts adjusted to match the amended scheduled principal repayments pursuant to the Senior Credit Facility:

	Notional	Pay
	Amount at	Fixed
Effective Date	September 30, 2024	Rate	Maturity
September 30, 2024	$100,000,000	2.946%	December 2027
September 30, 2024	$50,000,000	3.961%	December 2027

On September 30, 2024, three previous interest rate swaps expired with original notional amounts of $8,875,000, $88,098,862 and $53,030,237. Through the expiration date of these previous interest rate swaps, RMM paid fixed rates of 1.53%, 1.422% and 0.972%, respectively, to the counterparty and received a floating interest payment from the counterparty based on SOFR with reference to notional amounts adjusted to match the original scheduled principal repayments pursuant to the indenture agreement.

NOTE 9. INCOME TAXES

Income tax (benefit) expense for the three months ended September 30, 2024 and 2023 was $(152,593) and $291,638, respectively. Income tax (benefit) expense for the six months ended September 30, 2024 and 2023 was $(446,561) and $353,986, respectively. Income tax benefit during the three and six months ended September 30, 2024 reflect excess tax benefits related to share-based compensation. Additionally, during the six months ended September 30, 2024, the Company recorded an incremental tax benefit of approximately $103,000 to its deferred tax liabilities related to certain international intangible assets. The income tax (benefit) expense during these periods also reflects the amount and mix of income from multiple tax jurisdictions.

NOTE 10. SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid and income taxes paid for the six months ended September 30, 2024 and 2023 were comprised of the following:

	2024	2023
Interest paid	$11,562,660	$9,136,713
Income taxes paid	$482,341	$187,940

Non-cash investing and financing activities for the six months ended September 30, 2024 and 2023 were comprised of the following:

	2024	2023
Acquired intangible assets included in other liabilities	$896,275	$1,823,691
Reclassification of liability-classified awards to equity-classified awards	$802,500	$744,167

NOTE 11. WARRANTS

As of September 30, 2024, the Company’s outstanding warrants included 5,750,000 publicly-traded warrants (the “Public Warrants”), which were issued during ROCC’s initial public offering on December 15, 2020, and 137,500 warrants sold in a private placement to ROCC’s sponsor (the “Private Warrants” and together with the Public Warrants, the “Warrants”), which were assumed by the Company in connection with the Business Combination and exchanged into warrants for shares of Common Stock. Each whole Warrant entitles the registered holder to purchase one whole share of Common Stock at a price of $11.50 per share, provided that the Company has an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder.

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

NOTE 12. SHARE-BASED COMPENSATION

Share-based compensation expense totaled $1,053,711 ($819,235, net of taxes) and $812,860 ($626,014, net of taxes) during the three months ended September 30, 2024 and 2023, respectively. Share-based compensation expense totaled $2,327,385 ($1,809,487, net of taxes) and $1,727,286 ($1,330,249, net of taxes) during the six months ended September 30, 2024 and 2023, respectively. Share-based compensation expense is classified as “Administration expenses” in the accompanying condensed consolidated statements of income.

During the six months ended September 30, 2024 and 2023, the Company granted restricted stock units (“RSUs”) to satisfy previous obligations to issue a variable number of equity awards based on a fixed monetary amount. Prior to the issuance of these RSUs, the

Company classified these awards as liabilities. Upon issuance of the RSU’s the awards became equity-classified as they no longer met the criteria to be liability-classified and as a result liabilities of $802,500 and $744,167 were reclassified from accounts payable and accrued liabilities to additional paid-in capital during the six months ended September 30, 2024 and 2023, respectively.

NOTE 13. EARNINGS (LOSS) PER SHARE

The following table summarizes the basic and diluted earnings (loss) per common share calculation for the three and six months ended September 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Basic earnings (loss) per common share
Net income (loss) attributable to Reservoir Media, Inc.	$185,015	$535,390	$(161,640)	$812,723
Weighted average common shares outstanding - basic	65,186,357	64,783,974	65,079,114	64,684,082
Earnings (loss) per common share - basic	$—	$0.01	$—	$0.01

Diluted earnings (loss) per common share
Net income (loss) attributable to Reservoir Media, Inc.	$185,015	$535,390	$(161,640)	$812,723
Weighted average common shares outstanding - basic	65,186,357	64,783,974	65,079,114	64,684,082
Weighted average effect of potentially dilutive securities:
Effect of dilutive stock options and RSUs	650,916	301,680	—	347,406
Weighted average common shares outstanding - diluted	65,837,273	65,085,654	65,079,114	65,031,488
Earnings (loss) per common share - diluted	$—	$0.01	$—	$0.01

Because of their anti-dilutive effect, 5,919,682 shares of Common Stock equivalents, comprised of 32,182 RSUs and 5,887,500 warrants have been excluded from the diluted earnings per share calculation for the three months ended September 30, 2024. Because of their anti-dilutive effect, 7,747,739 shares of Common Stock equivalents, comprised of 1,262,332 stock options, 597,907 RSUs and 5,887,500 warrants have been excluded from the diluted earnings per share calculation for the six months ended September 30, 2024. Because of their anti-dilutive effect, 5,960,637 shares of Common Stock equivalents, comprised of 73,137 RSUs and 5,887,500 warrants have been excluded from the diluted earnings per share calculation for the three and six months ended September 30, 2023.

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

The fair value of the outstanding interest rate swaps consisted of a $1,050,383 asset and a $1,035,471 liability as of September 30, 2024 and a $5,753,488 asset and a $121,374 liability as of March 31, 2024. Fair value is determined using Level 2 inputs, which are based on quoted prices and market observable data, including changes in SOFR, of similar instruments. The change in the unrealized fair value of the swaps during the three and six months ended September 30, 2024 of $5,126,907 and $5,617,202, respectively, was driven primarily by the September 2024 decrease in SOFR, as well as the time value of the swaps that expired on September 30, 2024, and was recorded as a Loss on fair value of swaps. The change in the unrealized fair value of the swaps during the three and six months ended September 30, 2023 of $628,091 and $2,473,478, respectively, was recorded as a Gain on fair value of swaps.

(c)	Foreign Exchange Risk

The Company is exposed to foreign exchange risk in fluctuations of currency rates on its revenue from royalties, writers’ fees and its subsidiaries’ operations.

(d)	Financial Instruments

Financial instruments not described elsewhere include cash, accounts receivable, accounts payable, accrued liabilities and the Company’s secured line of credit. The carrying values of these instruments as of September 30, 2024 do not differ materially from their respective fair values due to the immediate or short-term duration of these items or their bearing market-related rates of interest.

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

The Company had been involved in a royalty dispute, which commenced in 2017 (the “Royalty Dispute”). Under the terms of the Company’s royalty contract, the Company is indemnified for legal expenses and attorneys’ fees incurred by the Company in connection with the Royalty Dispute, including, without limitation, the right to withhold royalties or offset all such legal expenses and attorneys’ fees against royalties otherwise owed under the contract. The Company recorded legal expenses and attorneys’ fees incurred as recoupable advances against the royalty account under such contract beginning in 2017. In September 2023, the Company engaged in mediation sessions in an effort to reach a settlement of the Royalty Dispute. Following such mediation and associated settlement negotiations, the Company agreed to pay previously accrued but unpaid royalties plus interest and forego its right to recoup its historical legal expenses and attorneys’ fees in order to resolve the Royalty Dispute. Consequently, during the three and six months ended September 30, 2023, the Company recorded approximately $2,700,000 of Administration expenses to write-off recoupable legal expenses and attorneys’ fees and recorded $620,000 of interest expense based on amounts it paid in October 2023, pursuant to a final settlement agreement reached on October 3, 2023 to resolve the Royalty Dispute.

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

The following tables present total revenue and reconciliation of OIBDA to operating income by segment for the three and six months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
	Music	Recorded
	Publishing	Music	Other	Consolidated
Total revenue	$28,595,900	$10,692,522	$1,378,971	$40,667,393

Reconciliation of OIBDA to operating income:
Operating income	6,451,404	3,508,387	162,235	10,122,026
Amortization and depreciation	4,509,124	1,896,248	24,647	6,430,019
OIBDA	$10,960,528	$5,404,635	$186,882	$16,552,045

	Three Months Ended September 30, 2023
	Music	Recorded
	Publishing	Music	Other	Consolidated
Total revenue	$25,908,062	$10,827,479	$1,661,759	$38,397,300

Reconciliation of OIBDA to operating income:
Operating income	1,410,522	4,129,816	604,752	6,145,090
Amortization and depreciation	4,791,759	1,398,966	23,815	6,214,540
OIBDA	$6,202,281	$5,528,782	$628,567	$12,359,630

	Six Months Ended September 30, 2024
	Music	Recorded
	Publishing	Music	Other	Consolidated
Total revenue	$52,596,193	$20,323,026	$2,065,017	$74,984,236

Reconciliation of OIBDA to operating income:
Operating income	8,633,826	6,199,665	250,068	15,083,559
Amortization and depreciation	9,110,252	3,656,070	48,454	12,814,776
OIBDA	$17,744,078	$9,855,735	$298,522	$27,898,335

	Six Months Ended September 30, 2023
	Music	Recorded
	Publishing	Music	Other	Consolidated
Total revenue	$46,699,377	$21,212,116	$2,322,393	$70,233,886

Reconciliation of OIBDA to operating income:
Operating income	2,806,994	5,893,612	589,405	9,290,011
Amortization and depreciation	9,094,603	3,128,118	47,387	12,270,108
OIBDA	$11,901,597	$9,021,730	$636,792	$21,560,119

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

Our Current Artist and Catalog recorded music businesses are both primarily managed by our Chrysalis Records label based in London and our Tommy Boy record label based in New York City. We also manage some select Catalog recorded music under our Philly Groove Records and Reservoir Records labels. We also own income participation interests in recordings by The Isley Brothers, The Commodores, Wisin and Yandel, Alabama and Travis Tritt, and an interest in the Loud Records catalog containing recordings by the Wu-Tang Clan. Our core Catalog includes recordings under the Chrysalis Records label by artists such as Sinéad O’Connor, The Specials, Generation X and The Waterboys, and De La Soul, as well as recordings under the Tommy Boy record label by artists such as House of Pain, Naughty By Nature, and Queen Latifah.

Our Current Artist and Catalog recorded music distribution is managed by a network of distribution partners. Chrysalis Records current frontline releases are distributed through Secretly Distribution, with prior frontline releases distributed via PIAS. Chrysalis Records and Tommy Boy catalogs are distributed via our agreements with MERLIN, AMPED, Proper and other partners.

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

Results of Operations

Income Statement

Our income statement was composed of the following amounts (in thousands):

	For the Three Months Ended				For the Six Months Ended
	September 30,		2024 vs. 2023		September 30,		2024 vs. 2023
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenues	$40,667	$38,397	$2,270	6%	$74,984	$70,234	$4,750	7%
Costs and expenses:
Cost of revenue	14,831	14,443	389	3%	28,112	27,914	198	1%
Amortization and depreciation	6,430	6,215	215	3%	12,815	12,270	545	4%
Administration expenses	9,284	11,595	(2,311)	(20)%	18,973	20,760	(1,786)	(9)%
Total costs and expenses	30,545	32,252	(1,707)	(5)%	59,901	60,944	(1,043)	(2)%

Operating income	10,122	6,145	3,977	65%	15,084	9,290	5,794	62%

Interest expense	(4,960)	(5,760)	799	(14)%	(10,020)	(10,493)	473	(5)%
Loss on foreign exchange	(36)	(40)	4	(9)%	(96)	(70)	(26)	37%
(Loss) gain on fair value of swaps	(5,127)	628	(5,755)	NM	(5,617)	2,473	(8,091)	NM
Other income (expense), net	1	—	1	NM	(98)	1	(99)	NM
(Loss) income before income taxes	(1)	974	(974)	(100)%	(748)	1,201	(1,949)	(162)%
Income tax (benefit) expense	(153)	292	(444)	(152)%	(447)	354	(801)	NM
Net income (loss)	152	682	(530)	(78)%	(301)	847	(1,148)	(136)%
Net loss (income) attributable to noncontrolling interests	33	(147)	180	(122)%	140	(34)	174	NM
Net income (loss) attributable to Reservoir Media, Inc.	$185	$535	$(350)	(65)%	$(162)	$813	$(974)	(120)%

NM – Not meaningful

Revenues

Our revenues were composed of the following amounts (in thousands):

	For the Three Months Ended				For the Six Months Ended
	September 30,		2024 vs. 2023		September 30,		2024 vs. 2023
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenue by Type
Digital	$15,588	$12,755	$2,833	22%	$30,223	$24,656	$5,567	23%
Performance	5,084	6,494	(1,410)	(22)%	10,218	11,008	(790)	(7)%
Synchronization	5,820	4,468	1,353	30%	8,632	7,501	1,131	15%
Mechanical	1,090	1,252	(162)	(13)%	1,759	1,811	(52)	(3)%
Other	1,013	940	74	8%	1,765	1,723	41	2%
Total Music Publishing	28,596	25,908	2,688	10%	52,596	46,699	5,897	13%

Digital	7,211	7,265	(53)	(1)%	13,769	12,887	882	7%
Physical	1,504	1,892	(389)	(21)%	2,856	5,467	(2,611)	(48)%
Neighboring rights	1,080	802	278	35%	2,186	1,662	525	32%
Synchronization	898	868	30	3%	1,511	1,196	315	26%
Total Recorded Music	10,693	10,827	(135)	(1)%	20,323	21,212	(889)	(4)%

Other revenue	1,379	1,662	(283)	(17)%	2,065	2,322	(257)	(11)%
Total Revenue	$40,667	$38,397	$2,270	6%	$74,984	$70,234	$4,750	7%

	For the Three Months Ended				For the Six Months Ended
	September 30,		2024 vs. 2023		September 30,		2024 vs. 2023
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenue by Geographical Location
U.S. Music Publishing	$16,123	$14,371	$1,752	12%	$29,912	$27,372	$2,540	9%
U.S. Recorded Music	6,047	5,883	164	3%	11,743	11,407	336	3%
U.S. Other Revenue	1,379	1,662	(283)	(17)%	2,065	2,322	(257)	(11)%
Total U.S.	23,548	21,916	1,633	7%	43,720	41,102	2,618	6%
International Music Publishing	12,473	11,537	936	8%	22,684	19,327	3,357	17%
International Recorded Music	4,646	4,945	(299)	(6)%	8,580	9,805	(1,225)	(12)%
Total International	17,119	16,481	637	4%	31,264	29,132	2,132	7%
Total Revenue	$40,667	$38,397	$2,270	6%	$74,984	$70,234	$4,750	7%

Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023

Total revenues increased by $2,270 thousand, or 6%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, driven by a 10% increase in Music Publishing revenue, partially offset by a 1% decrease in Recorded Music revenue. Music Publishing revenues represented 70% and 67% of total revenues for the three months ended September 30, 2024 and the three months ended September 30, 2023, respectively. Recorded Music revenues represented 26% and 28% of total revenues for the three months ended September 30, 2024 and the three months ended September 30, 2023, respectively. U.S. and international revenues represented 58% and 42%, respectively, of total revenues for the three months ended September 30, 2024. U.S. and international revenues represented 57% and 43%, respectively, of total revenues for the three months ended September 30, 2023.

Total digital revenues increased by $2,779 thousand, or 14%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to price increases at multiple music streaming services, as well as the impact of catalog acquisitions. Total digital revenues represented 56% and 52% of consolidated revenues for the three months ended September 30, 2024 and the three months ended September 30, 2023, respectively.

Music Publishing revenues increased by $2,688 thousand, or 10%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase in Music Publishing revenue was mainly driven by acquisitions of catalogs and revenue from the existing catalog, which benefitted from price increases at multiple music streaming services that contributed to an increase in digital revenue. Additionally, synchronization revenue increased during the three months ended September 30, 2024, driven primarily by the timing of licenses. These factors were partially offset by decreases in performance revenue, partially due to the timing of hit songs, and mechanical revenue.

On a geographic basis, U.S. Music Publishing revenues represented 56% of total Music Publishing revenues for the three months ended September 30, 2024 compared to 55% for the three months ended September 30, 2023. International Music Publishing revenues represented 44% of total Music Publishing revenues for the three months ended September 30, 2024 compared to 45% for the three months ended September 30, 2023.

Recorded Music revenues decreased by $135 thousand, or 1%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease in Recorded Music revenue reflects a decrease in physical revenue after robust sales of new De La Soul releases in 2023. The decrease in physical revenue was partially offset by an increase in neighboring rights revenue.

On a geographic basis, U.S. Recorded Music revenues represented 57% of total Recorded Music revenues for the three months ended September 30, 2024 compared to 54% for the three months ended September 30, 2023. International Recorded Music revenues represented 43% of total Recorded Music revenues for the three months ended September 30, 2024 compared to 46% for the three months ended September 30, 2023.

Six Months Ended September 30, 2024 vs. Six Months Ended September 30, 2023

Total revenues increased by $4,750 thousand, or 7%, during the six months ended September 30, 2024 compared to the six months ended September 30, 2023, driven by a 13% increase in Music Publishing revenue, partially offset by a 4% decrease in Recorded Music revenue. Music Publishing revenues represented 70% and 66% of total revenues for the six months ended September 30, 2024 and the six months ended September 30, 2023, respectively. Recorded Music revenues represented 27% and 30% of total revenues for the six months ended September 30, 2024 and the six months ended September 30, 2023, respectively. U.S. and international revenues represented 58% and 42%, respectively, of total revenues for the six months ended September 30, 2024. U.S. and international revenues represented 59% and 41%, respectively, of total revenues for the six months ended September 30, 2023.

Total digital revenues increased by $6,449 thousand, or 17%, during the six months ended September 30, 2024 compared to the six months ended September 30, 2023, primarily due to price increases at multiple music streaming services, as well as the impact of catalog acquisitions. Total digital revenues represented 59% and 53% of consolidated revenues for the six months ended September 30, 2024 and the six months ended September 30, 2023, respectively.

Music Publishing revenues increased by $5,897 thousand, or 13%, during the six months ended September 30, 2024 compared to the six months ended September 30, 2023. This increase in Music Publishing revenue was mainly driven by acquisitions of catalogs and revenue from the existing catalog, which benefitted from price increases at multiple music streaming services that contributed to an increase in digital revenue. Additionally, synchronization revenue increased during the six months ended September 30, 2024, driven primarily by the timing of licenses. These factors were partially offset by a decrease in performance revenue, partially due to the timing of hit songs.

On a geographic basis, U.S. Music Publishing revenues represented 57% of total Music Publishing revenues for the six months ended September 30, 2024 compared to 59% for the six months ended September 30, 2023. International Music Publishing revenues represented 43% of total Music Publishing revenues for the six months ended September 30, 2024 compared to 41% for the six months ended September 30, 2023.

Recorded Music revenues decreased by $889 thousand, or 4%, during the six months ended September 30, 2024 compared to the six months ended September 30, 2023. The decrease in Recorded Music revenue reflects a decrease in physical revenue after robust sales of new De La Soul releases in 2023. The decrease in physical revenue was partially offset by continued growth at music streaming services and price increases at multiple music streaming services, as well as increases in neighboring rights revenue and synchronization revenue.

On a geographic basis, U.S. Recorded Music revenues represented 58% of total Recorded Music revenues for the six months ended September 30, 2024 compared to 54% for the six months ended September 30, 2023. International Recorded Music revenues represented 42% of total Recorded Music revenues for the six months ended September 30, 2024 compared to 46% for the six months ended September 30, 2023.

Cost of Revenues

Our cost of revenues was composed of the following amounts (in thousands):

	For the Three Months Ended				For the Six Months Ended
	September 30,		2024 vs. 2023		September 30,		2024 vs. 2023
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Writer royalties and other publishing costs	$11,782	$11,268	$514	5%	$22,418	$20,773	$1,645	8%
Artist royalties and other recorded music costs	3,049	3,174	(125)	(4)%	5,695	7,141	(1,446)	(20)%
Total cost of revenue	$14,831	$14,442	$389	3%	$28,112	$27,914	$198	1%

Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023

Cost of revenues increased by $389 thousand, or 3%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Cost of revenues as a percentage of revenues decreased to 36% for the three months ended September 30, 2024 from 38% for the three months ended September 30, 2023.

Writer royalties and other publishing costs for the Music Publishing segment increased by $514 thousand, or 5%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Writer royalties and other publishing costs as a percentage of Music Publishing revenues decreased to 41% for the three months ended September 30, 2024 from 43% for the three months ended September 30, 2023. The increase in gross margin was due to the change in the mix of revenue by type and songwriting clients with their specific contractual royalty rates being applied to the revenues.

Artist royalties and other recorded music costs for the Recorded Music segment decreased by $125 thousand, or 4%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Artist royalties and other recorded music costs as a percentage of recorded music revenues was 29% for the three months ended September 30, 2024 and 2023.

Six Months Ended September 30, 2024 vs. Six Months Ended September 30, 2023

Cost of revenues increased by $198 thousand, or 1%, during the six months ended September 30, 2024 compared to the six months ended September 30, 2023. Cost of revenues as a percentage of revenues decreased to 37% for the six months ended September 30, 2024 from 40% for the six months ended September 30, 2023.

Writer royalties and other publishing costs for the Music Publishing segment increased by $1,645 thousand, or 8%, during the six months ended September 30, 2024 compared to the six months ended September 30, 2023. Writer royalties and other publishing costs as a percentage of Music Publishing revenues decreased to 43% for the six months ended September 30, 2024 from 44% for the three months ended September 30, 2023. The increase in gross margin was due to the change in the mix of revenue by type and songwriting clients with their specific contractual royalty rates being applied to the revenues.

Artist royalties and other recorded music costs for the Recorded Music segment decreased by $1,446 thousand, or 20%, during the six months ended September 30, 2024 compared to the six months ended September 30, 2023. Artist royalties and other recorded music costs as a percentage of recorded music revenues decreased to 28% for the six months ended September 30, 2024 from 34% for the six months ended September 30, 2023. The decrease in artist royalties and other recorded music costs and increase in gross margin were due primarily to the decrease in physical sales and change in the mix of sales by type to a lower percentage of physical sales, which carry higher costs than other types of revenue.

Amortization and Depreciation

Our amortization and depreciation expenses are composed of the following amounts (in thousands):

	For the Three Months Ended				For the Six Months Ended
	September 30,		2024 vs. 2023		September 30,		2024 vs. 2023
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Music Publishing amortization and depreciation	$4,509	$4,791	$(282)	(6)%	$9,110	$9,095	$15	—%
Recorded Music amortization and depreciation	1,896	1,399	497	36%	3,656	3,128	528	17%
Other amortization and depreciation	25	24	1	3%	48	47	1	3%
Total amortization and depreciation	$6,430	$6,214	$216	3%	$12,815	$12,270	$545	4%

Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023

Amortization and depreciation expense increased by $216 thousand, or 3%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to the acquisition of additional music catalogs.

Six Months Ended September 30, 2024 vs. Six Months Ended September 30, 2023

Amortization and depreciation expense increased by $545 thousand, or 4%, during the six months ended September 30, 2024 compared to the six months ended September 30, 2023, primarily due to the acquisition of additional music catalogs.

Administration Expenses

Our administration expenses are composed of the following amounts (in thousands):

	For the Three Months Ended				For the Six Months Ended
	September 30,		2024 vs. 2023		September 30,		2024 vs. 2023
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Music Publishing administration expenses	$5,853	$8,438	$(2,585)	(31)%	$12,434	$14,025	$(1,591)	(11)%
Recorded Music administration expenses	2,239	2,124	115	5%	4,773	5,049	(276)	(5)%
Other administration expenses	1,192	1,033	159	15%	1,766	1,686	80	5%
Total administration expenses	$9,284	$11,595	$(2,311)	(20)%	$18,973	$20,760	$(1,787)	(9)%

Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023

Total administration expenses decreased by $2,311 thousand, or 20%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease in total administration expenses reflects the nonrecurrence of $2,700 thousand related to the write-off of recoupable legal expenses and attorneys’ fees incurred in connection with the Royalty Dispute during the three months ended September 30, 2023, as described in Note 15 to the accompanying condensed consolidated financial statements (the “Recoupable legal fee write-off”). Expressed as a percentage of revenues, administration expenses decreased to 23% for the three months ended September 30, 2024 from 30% for the three months ended September 30, 2023, primarily due to the nonrecurrence of the Recoupable legal fee write-off.

Music Publishing administration expenses decreased by $2,585 thousand, or 31%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Expressed as a percentage of revenues, Music Publishing administration expenses decreased to 20% for the three months ended September 30, 2024 from 33% for the three months ended September 30, 2023, primarily due to the nonrecurrence of the Recoupable legal fee write-off.

Recorded Music administration expenses increased by $115 thousand, or 5%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Expressed as a percentage of revenue, Recorded Music administration expenses increased to 21% for the three months ended September 30, 2024 from 20% for the three months ended September 30, 2023.

Six Months Ended September 30, 2024 vs. Six Months Ended September 30, 2023

Total administration expenses decreased by $1,787 thousand, or 9%, during the six months ended September 30, 2024 compared to the six months ended September 30, 2023, driven by decreases in the Music Publishing segment and the Recorded Music segment. The decrease in total administration expenses reflects the nonrecurrence of $2,700 thousand related to the Recoupable legal fee write-off. Expressed as a percentage of revenues, administration expenses decreased to 25% for the six months ended September 30, 2024 from 30% for the six months ended September 30, 2023, primarily due to the nonrecurrence of the Recoupable legal fee write-off.

Music Publishing administration expenses decreased by $1,591 thousand, or 11%, during the six months ended September 30, 2024 compared to the six months ended September 30, 2023. Expressed as a percentage of revenues, Music Publishing administration expenses decreased to 24% for the six months ended September 30, 2024 from 30% for the six months ended September 30, 2023, primarily due to the nonrecurrence of the Recoupable legal fee write-off.

Recorded Music administration expenses decreased by $276 thousand, or 5%, during the six months ended September 30, 2024 compared to the six months ended September 30, 2023. Expressed as a percentage of revenue, Recorded Music administration expenses decreased to 23% for the six months ended September 30, 2024 from 24% for the six months ended September 30, 2023.

Interest Expense

Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023

Interest expense decreased by $799 thousand, or 14%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, driven primarily by the nonrecurrence of approximately $620 thousand incurred in connection with settlement of the Royalty Dispute. The Company’s interest expense will increase on the portions of its borrowings that are hedged beginning in October 2024, as its previous swap contracts matured on September 30 2024, and new swap contracts became effective on the same date.

Six Months Ended September 30, 2024 vs. Six Months Ended September 30, 2023

Interest expense decreased by $473 thousand, or 5%, during the six months ended September 30, 2024 compared to the six months ended September 30, 2023, driven primarily by the nonrecurrence of approximately $620 thousand incurred in connection with settlement of the Royalty Dispute, partially offset by changes in average borrowings and Term SOFR.

Loss on Foreign Exchange

Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023

Loss on foreign exchange decreased by $4 thousand for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This change was due to fluctuations in the two foreign currencies we are directly exposed to, namely British pound sterling and euro.

Six Months Ended September 30, 2024 vs. Six Months Ended September 30, 2023

Loss on foreign exchange increased by $26 thousand for the six months ended September 30, 2024 compared to the six months ended September 30, 2023. This change was due to fluctuations in the two foreign currencies we are directly exposed to, namely British pound sterling and euro.

(Loss) Gain on Fair Value of Swaps

Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023

Loss on fair value of swaps was $5,127 thousand for the three months ended September 30, 2024. Gain on the fair value of swaps for the three months ended September 30, 2023 was $628 thousand. This change was due to marking to market our interest rate swap hedges and was driven primarily by the September 2024 decrease in SOFR, as well as the time value of the swaps that expired on September 30, 2024.

Six Months Ended September 30, 2024 vs. Six Months Ended September 30, 2023

Loss on fair value of swaps was $5,617 thousand for the six months ended September 30, 2024. Gain on the fair value of swaps for the six months ended September 30, 2023 was $2,473 thousand. This change was due to marking to market our interest rate swap hedges and was driven primarily by the September 2024 decrease in SOFR, as well as the time value of the swaps that expired on September 30, 2024.

Income Tax (Benefit) Expense

Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023

Income tax benefit was $153 thousand during the three months ended September 30, 2024 compared to income tax expense of $292 thousand during the three months ended September 30, 2023. Income tax benefit during the three months ended September 30, 2024 reflects excess tax benefits related to share-based compensation. Additionally, the change in income tax (benefit) expense reflects changes in the mix of income from multiple tax jurisdictions.

Six Months Ended September 30, 2024 vs. Six Months Ended September 30, 2023

Income tax benefit was $447 thousand during the six months ended September 30, 2024 compared to income tax expense of $354 thousand during the six months ended September 30, 2023. Income tax benefit during the six months ended September 30, 2024 reflects excess tax benefits related to share-based compensation and an incremental tax benefit of approximately $103 thousand to the Company’s deferred tax liabilities related to certain international intangible assets. Additionally, the change in income tax (benefit) expense reflects changes in the mix of income from multiple tax jurisdictions.

Net Income (Loss)

Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023

Net income was $152 thousand during the three months ended September 30, 2024 compared to $682 thousand during the three months ended September 30, 2023. The decrease in net income was driven primarily by the loss on fair value of swaps, partially offset by the nonrecurrence of the Recoupable legal fee write-off and related interest associated with the Royalty Dispute, improved gross margin and an income tax benefit in the current period.

Six Months Ended September 30, 2024 vs. Six Months Ended September 30, 2023

Net loss was $301 thousand during the six months ended September 30, 2024 compared to the net income of $847 thousand during the six months ended September 30, 2023. The decrease in net income was driven primarily by the loss on fair value of swaps, partially offset by the nonrecurrence of the Recoupable legal fee write-off and related interest associated with the Royalty Dispute, improved gross margin and an income tax benefit in the current period.

Non-GAAP Reconciliations

We use certain financial information, such as OIBDA, OIBDA Margin, EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin, which are non-GAAP financial measures, which means they have not been prepared in accordance with U.S. GAAP. Reservoir’s management uses these non-GAAP financial measures to evaluate our operations, measure its performance and make strategic decisions. We believe that the use of these non-GAAP financial measures provides useful information to investors and others in understanding our results of operations and trends in the same manner as our management and in evaluating our financial measures as compared to the financial measures of other similar companies, many of which present similar non-GAAP financial measures. However, these non-GAAP financial measures are subject to inherent limitations as they reflect the exercise of judgments by our management about which items are excluded or included in determining these non-GAAP financial measures and, therefore, should not be considered as a substitute for net income, operating income or any other operating performance measures calculated in accordance with GAAP. Using such non-GAAP financial measures in isolation to analyze our business would have material limitations because the calculations are based on the subjective determination of our management regarding the nature and classification of events and circumstances. In addition, although other companies in our industry may report measures titled OIBDA, OIBDA margin, Adjusted EBITDA, and Adjusted EBITDA Margin, or similar measures, such non-GAAP financial measures may be calculated differently from how we calculate such non-GAAP financial measures, which reduces their overall usefulness as comparative measures. Because of these limitations, such non-GAAP financial measures should be considered alongside other financial performance measures and other financial results presented in accordance with GAAP. Reconciliations of OIBDA to operating income and EBITDA and Adjusted EBITDA to net income (loss) are provided below.

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

Reconciliation of Operating Income to OIBDA

We use OIBDA as our primary measure of financial performance. The following tables reconcile operating income to OIBDA (in thousands):

	Consolidated
	For the Three Months Ended				For the Six Months Ended
	September 30,		2024 vs. 2023		September 30,		2024 vs. 2023
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Operating income	$10,122	$6,145	$3,977	65%	$15,084	$9,290	$5,794	62%
Amortization and depreciation expenses	6,430	6,215	215	3%	12,815	12,270	545	4%
OIBDA	$16,552	$12,360	$4,192	34%	$27,898	$21,560	$6,338	29%

OIBDA Margin	41%	32%			37%	31%

	Music Publishing
	For the Three Months Ended				For the Six Months Ended
	September 30,		2024 vs. 2023		September 30,		2024 vs. 2023
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Operating income	$6,451	$1,411	$5,041	NM	$8,634	$2,807	$5,827	208%
Amortization and depreciation expenses	4,509	4,791	(282)	(6)%	9,110	9,095	15	—%
OIBDA	$10,961	$6,202	$4,759	77%	$17,744	$11,902	$5,842	49%

OIBDA Margin	38%	24%			34%	25%

	Recorded Music
	For the Three Months Ended				For the Six Months Ended
	September 30,		2024 vs. 2023		September 30,		2024 vs. 2023
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Operating income	$3,508	$4,130	$(621)	(15)%	$6,200	$5,894	$306	5%
Amortization and depreciation expenses	1,896	1,399	497	36%	3,656	3,128	528	17%
OIBDA	$5,405	$5,529	$(124)	(2)%	$9,856	$9,022	$834	9%

OIBDA Margin	51%	51%			48%	43%

OIBDA

Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023

Consolidated OIBDA increased by $4,192 thousand, or 34%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, driven by a $4,758 thousand increase in Music Publishing OIBDA, which included the impact of the non-recurrence of the Recoupable legal fee write-off, partially offset by a $442 thousand decrease in Other OIBDA and a $124 thousand decrease in Recorded Music OIBDA. Expressed as a percentage of revenue, OIBDA Margin increased to 41% for the three months ended September 30, 2024 from 32% for the three months ended September 30, 2023.

Music Publishing OIBDA increased by $4,759 thousand, or 77%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Expressed as a percentage of revenue, Music Publishing OIBDA Margin increased to 38% in the three months ended September 30, 2024 from 24% in the three months ended September 30, 2023. The increases in Music Publishing OIBDA and OIBDA Margin reflect the nonrecurrence of the Recoupable legal fee write-off in as well as revenue growth and improved gross margin.

Recorded Music OIBDA decreased by $124 thousand, or 2% during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Expressed as a percentage of revenue, Recorded Music OIBDA Margin was 51% during the three months ended September 30, 2024 and 2023.

Six Months Ended September 30, 2024 vs. Six Months Ended September 30, 2023

Consolidated OIBDA increased by $6,338 thousand, or 29%, during the six months ended September 30, 2024 compared to the six months ended September 30, 2023, driven by a $5,842 thousand increase in Music Publishing OIBDA and an $834 thousand increase in Recorded Music OIBDA. Expressed as a percentage of revenue, OIBDA Margin increased to 37% for the six months ended September 30, 2024 from 31% for the six months ended September 30, 2023.

Music Publishing OIBDA increased by $5,842 thousand, or 49%, during the six months ended September 30, 2024 compared to the six months ended September 30, 2023. Expressed as a percentage of revenue, Music Publishing OIBDA Margin increased to 34% in the six months ended September 30, 2024 from 25% in the six months ended September 30, 2023. The increases in Music Publishing OIBDA and OIBDA Margin reflect the nonrecurrence of the Recoupable legal fee write-off, as well as revenue growth and improved gross margin.

Recorded Music OIBDA increased by $834 thousand, or 9% during the six months ended September 30, 2024 compared to the six months ended September 30, 2023. Expressed as a percentage of revenue, Recorded Music OIBDA Margin increased to 48% during the six months ended September 30, 2024 from 43% in the six months ended September 30, 2023, driven primarily by the change in the mix of revenue by type to a lower percentage of physical sales.

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

The following table reconciles net income (loss) to Adjusted EBITDA (in thousands):

	For the Three Months Ended				For the Six Months Ended
	September 30,		2024 vs. 2023		September 30,		2024 vs. 2023
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Net income (loss)	$152	$682	$(530)	(78)%	$(301)	$847	$(1,148)	(136)%
Income tax (benefit) expense	(153)	292	(445)	NM	(447)	354	(801)	NM
Interest expense	4,960	5,760	(800)	(14)%	10,020	10,493	(473)	(5)%
Amortization and depreciation	6,430	6,215	215	3%	12,815	12,270	545	4%
EBITDA	11,390	12,949	(1,559)	(12)%	22,087	23,964	(1,877)	(8)%
Loss on foreign exchange(a)	36	40	(4)	(9)%	96	70	26	37%
Loss (gain) on fair value of swaps(b)	5,127	(628)	5,755	NM	5,617	(2,473)	8,090	NM
Non-cash share-based compensation(c)	1,053	813	240	30%	2,327	1,727	600	35%
Recoupable legal fee write-off(d)	—	2,695	(2,695)	(100)%	—	2,695	(2,695)	(100)%
Other (income) expense, net(e)	(1)	—	(1)	NM	98	(1)	99	NM
Adjusted EBITDA	$17,605	$15,869	$1,736	11%	$30,226	$25,982	$4,244	16%

NM - Not meaningful

(a)	Reflects the loss on foreign exchange fluctuations.
(b)	Reflects the non-cash loss or (gain) on the mark-to-market of interest rate swaps.
(c)	Reflects non-cash share-based compensation expense related to the Reservoir Media, Inc. 2021 Omnibus Incentive Plan.
(d)	Reflects the write-off of recoupable legal expenses and attorneys’ fees incurred in connection with the Royalty Dispute during the three and six months ended September 30, 2023, as described in Note 15 to the accompanying condensed consolidated financial statements

(e)	Reflects the Company’s share of loss recorded by an equity method investment.

Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023

Adjusted EBITDA increased by $1,736 thousand, or 11%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Adjusted EBITDA Margin increased to 43% during the three months ended September 30, 2024 compared to 41% during the three months ended September 30, 2023. Adjusted EBITDA and Adjusted EBITDA Margin improved during the three months ended September 30, 2024 primarily due to revenue growth and improved gross margin.

Six Months Ended September 30, 2024 vs. Six Months Ended September 30, 2023

Adjusted EBITDA increased by $4,244 thousand, or 16%, during the six months ended September 30, 2024 compared to the six months ended September 30, 2023. Adjusted EBITDA Margin increased to 40% during the six months ended September 30, 2024 compared to 37% during the six months ended September 30, 2023. Adjusted EBITDA and Adjusted EBITDA Margin improved during the six months ended September 30, 2024 primarily due to revenue growth and improved gross margin.

Liquidity and Capital Resources

Capital Resources

As of September 30, 2024, we had $324,463 thousand of debt (net of $4,365 thousand of deferred financing costs) and $21,068 thousand of cash and cash equivalents.

Cash Flows

The following table summarizes our historical cash flows (in thousands).

	For the Six Months Ended
	September 30,		2024 vs.2023
	2024	2023	$ Change	% Change
Cash provided by (used for):
Operating activities	$21,872	$18,857	$3,015	16%
Investing activities	$(10,702)	$(32,516)	$21,814	(67)%
Financing activities	$(8,338)	$19,573	$(27,911)	(143)%

Operating Activities

Cash provided by operating activities was $21,872 thousand for the six months ended September 30, 2024 compared to $18,857 thousand for the six months ended September 30, 2023. The primary drivers of the $3,015 thousand increase in cash provided by operating activities were an increase in earnings and royalty advance recoupments, partially offset by the timing of collection of accounts receivable and payments for accounts payable and accrued expenses and royalties payable.

Investing Activities

Cash used for investing activities was $10,702 thousand for the six months ended September 30, 2024 compared to $32,516 thousand for the six months ended September 30, 2023. The decrease in cash used in investing activities was primarily due to a decrease in acquisitions of music catalogs.

Financing Activities

Cash (used for) provided by financing activities was $(8,338) thousand for the six months ended September 30, 2024 compared to $19,573 thousand for the six months ended September 30, 2023. The change in cash (used for) provided by financing activities primarily reflects an $17,000 thousand decrease in borrowings used for investing activities and a $10,000 thousand repayment towards the secured line of credit.

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

Existing Debt as of September 30, 2024

As of September 30, 2024, our outstanding debt consisted of $328,828 thousand borrowed under the Senior Credit Facility. As of September 30, 2024, remaining borrowing availability under the Senior Credit Facility was $121,172 thousand.

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

Non-compliance with the fixed charge coverage ratio and consolidated senior debt to library value ratio could result in the lenders, subject to customary cure rights, requiring the immediate payment of all amounts outstanding under the Senior Credit Facility, which could have a material adverse effect on our business, cash flows, financial condition and results of operations. As of September 30, 2024, we were in compliance with both of the financial covenants under the Senior Credit Facility.

Interest Rate Swaps

As of September 30, 2024, RMM had the following interest rate swaps outstanding, under which it pays a fixed rate and receives a floating interest payment from the counterparty based on SOFR with reference to notional amounts adjusted to match the amended scheduled principal repayments pursuant to the Senior Credit Facility (in thousands):

	Notional
	Amount at	Pay Fixed
Effective Date	September 30, 2024	Rate	Maturity
September 30, 2024	$100,000	2.946%	December 2027
September 30, 2024	$50,000	3.961%	December 2027

On September 30, 2024, three previous interest rate swaps expired with original notional amounts of $8,875 thousand, $88,098 thousand and $53,030 thousand, respectively. Through the expiration date of these previous interest rate swaps, RMM paid fixed rates of 1.53%, 1.422% and 0.972%, respectively, to the counterparty and received a floating interest payment from the counterparty based on SOFR with reference to notional amounts adjusted to match the original scheduled principal repayments pursuant to the indenture agreement.

Dividends

Our ability to pay dividends is restricted by covenants in the Senior Credit Facility. We did not pay any dividends to stockholders during the three months ended September 30, 2024.

Summary

Management believes that funds generated from our operations, borrowings under the Senior Credit Facility and available cash and equivalents will be sufficient to fund our debt service requirements, working capital requirements and capital expenditure requirements for the foreseeable future. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy and the continued transition from physical to digital formats in the recorded music and music publishing industries. It could also be affected by the severity and duration of natural or human-made disasters, including pandemics. We and our affiliates continue to evaluate opportunities to, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors,  prepay outstanding debt or repurchase or retire our outstanding debt or to pay dividends. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings or equity raises. In addition, from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity, and other factors, we may seek to refinance the Senior Credit Facility with existing cash and/or with funds provided from additional borrowings.

Contractual and Other Obligations

As of September 30, 2024, there have been no material changes, outside the ordinary course of business, in our contractual obligations since March 31, 2024. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual and Other Obligations” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on May 30, 2024 for information regarding our contractual obligations.

Critical Accounting Policies

As of September 30, 2024, there have been no material changes to our critical accounting policies since March 31, 2024. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on May 30, 2024 for information regarding our critical accounting policies. We believe that our accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. The preparation of our condensed consolidated financial statements in conformity with US GAAP requires us to make estimates and judgments that affect the amounts reported in those condensed consolidated financial statements and the accompanying notes thereto. We believe we have used reasonable estimates and assumptions in preparing the condensed consolidated financial statements. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

Off-Balance Sheet Arrangements

As of September 30, 2024, we had no off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024, as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.

As a result of the material weaknesses in our internal controls over financial reporting, as previously disclosed under Part II “Item 9A, Controls and Procedures” in our Annual Report on Form 10-K for the year ended March 31, 2024 (the “Annual Report”), our principal executive officer and principal financial and accounting officer concluded that during the period covered by this Quarterly Report our disclosure controls and procedures were not effective as of September 30, 2024. Notwithstanding these material weaknesses, management has concluded that the condensed consolidated financial statements included in this Quarterly Report are fairly stated in all material respects in accordance with U.S. GAAP.

Remediation Plan and Status of Material Weaknesses

We continue to take steps to remediate the material weaknesses described in our Annual Report. We continue to retain third party experts on complex technical accounting issues and taxes and are seeking to hire additional accounting personnel with the requisite experience to improve our accounting processes. We are actively improving our risk assessment activities, implementing corrective actions to support our remediation of the material weaknesses previously reported. This includes, but is not limited to, providing training to process and control owners, enhancing relevant policies, procedures, guidelines and documentation templates, implementing new controls and improving documentation supporting existing controls, and enhancing segregation of duties by reducing access to our Enterprise Resource Planning (ERP) system. The evaluation over whether these improved control activities have been designed and are operating effectively, is ongoing.

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

Changes in Internal Control over Financial Reporting

Except as disclosed above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no other unregistered sales of equity securities during the three months ended September 30, 2024 which have not been previously disclosed on a Current Report on Form 8-K.

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

RESERVOIR MEDIA, INC.

Date: October 30, 2024	By:	/s/ Golnar Khosrowshahi
Name: Golnar Khosrowshahi
Title: Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2024	By:	/s/ Jim Heindlmeyer
Name: Jim Heindlmeyer
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)