Form 10-Q
period 2024-12-31
Reservoir Media, Inc.
filed 2025-02-05
CIK 1824403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of January 27, 2025, there were 65,232,557 shares of Common Stock of Reservoir Media, Inc. issued and outstanding.

RESERVOIR MEDIA, INC.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In U.S. dollars, except share data)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Revenues	$42,303,716	$35,476,172	$117,287,952	$105,710,058
Costs and expenses:
Cost of revenue	15,068,042	13,221,974	43,180,529	41,136,237
Amortization and depreciation	6,713,621	6,342,918	19,528,397	18,613,026
Administration expenses	10,964,096	9,389,344	29,937,510	30,148,848
Total costs and expenses	32,745,759	28,954,236	92,646,436	89,898,111

Operating income	9,557,957	6,521,936	24,641,516	15,811,947

Interest expense	(5,776,861)	(5,372,285)	(15,796,667)	(15,865,324)
(Loss) gain on foreign exchange	(76,431)	264	(172,242)	(69,828)
Gain (loss) on fair value of swaps	3,084,761	(4,247,523)	(2,532,441)	(1,774,045)
Other income (expense), net	509,263	(990,488)	410,774	(989,952)
Income (loss) before income taxes	7,298,689	(4,088,096)	6,550,940	(2,887,202)
Income tax expense (benefit)	1,987,150	(1,226,649)	1,540,589	(872,663)
Net income (loss)	5,311,539	(2,861,447)	5,010,351	(2,014,539)
Net (income) loss attributable to noncontrolling interests	(67,448)	(101,612)	72,100	(135,797)
Net income (loss) attributable to Reservoir Media, Inc.	$5,244,091	$(2,963,059)	$5,082,451	$(2,150,336)

Earnings (loss) per common share (Note 13):
Basic	$0.08	$(0.05)	$0.08	$(0.03)
Diluted	$0.08	$(0.05)	$0.08	$(0.03)

Weighted average common shares outstanding (Note 13):
Basic	65,240,858	64,826,026	65,133,225	64,731,569
Diluted	66,106,474	64,826,026	65,906,440	64,731,569

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In U.S. dollars)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net income (loss)	$5,311,539	$(2,861,447)	$5,010,351	$(2,014,539)
Other comprehensive (loss) income:
Translation adjustments	(4,379,846)	2,384,683	(589,589)	1,325,726
Total comprehensive income (loss)	931,693	(476,764)	4,420,762	(688,813)
Comprehensive (income) loss attributable to noncontrolling interests	(67,448)	(101,612)	72,100	(135,797)
Total comprehensive income (loss) attributable to Reservoir Media, Inc.	$864,245	$(578,376)	$4,492,862	$(824,610)

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars, except share data)

(Unaudited)

	December 31,	March 31,
	2024	2024
Assets
Current assets
Cash and cash equivalents	$17,760,030	$18,132,015
Accounts receivable	34,672,579	33,227,382
Current portion of royalty advances	13,693,367	13,248,008
Other current assets	7,871,389	6,300,915
Total current assets	73,997,365	70,908,320

Intangible assets, net	693,430,240	640,222,000
Equity method and other investments	599,998	1,451,924
Royalty advances, net of current portion and reserves	52,899,169	56,527,557
Property, plant and equipment, net	436,849	551,410
Operating lease right of use assets, net	6,211,109	6,988,340
Fair value of swap assets	3,099,673	5,753,488
Other assets	1,691,939	1,131,529
Total assets	$832,366,342	$783,534,568

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$5,412,023	$9,015,939
Royalties payable	41,850,784	40,395,205
Accrued payroll	1,701,210	2,043,772
Deferred revenue	2,375,917	1,163,953
Other current liabilities	10,282,927	7,313,615
Income taxes payable	97,894	439,152
Total current liabilities	61,720,755	60,371,636

Secured line of credit	371,798,967	330,791,607
Deferred income taxes	31,546,351	30,471,978
Operating lease liabilities, net of current portion	5,916,986	6,720,287
Fair value of swap liability	—	121,374
Other liabilities	600,339	572,705
Total liabilities	471,583,398	429,049,587

Contingencies and commitments (Note 15)

Shareholders’ Equity
Preferred stock, $0.0001 par value 75,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2024 and March 31, 2024	—	—
Common stock, $0.0001 par value; 750,000,000 shares authorized, 65,225,919 shares issued and outstanding at December 31, 2024; 64,826,864 shares issued and outstanding at March 31, 2024	6,523	6,483
Additional paid-in capital	343,415,213	341,388,351
Retained earnings	20,480,108	15,397,657
Accumulated other comprehensive loss	(4,387,322)	(3,797,733)
Total Reservoir Media, Inc. shareholders’ equity	359,514,522	352,994,758
Noncontrolling interest	1,268,422	1,490,223
Total shareholders’ equity	360,782,944	354,484,981
Total liabilities and shareholders’ equity	$832,366,342	$783,534,568

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In U.S. dollars, except share data)

(Unaudited)

	For the Three and Nine Months Ended December 31, 2024
	Common Stock				Accumulated other
			Additional paid-in	Retained	comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	capital	earnings	loss	interests	equity
Balance, March 31, 2024	64,826,864	$6,483	$341,388,351	$15,397,657	$(3,797,733)	$1,490,223	$354,484,981
Share-based compensation	—	—	1,048,520	—	—	—	1,048,520
Stock option exercises	3,550	—	18,140				18,140
Vesting of restricted stock units, net of shares withheld for employee taxes	248,524	25	(1,432,889)	—	—	—	(1,432,864)
Reclassification of liability-classified awards to equity-classified awards	—	—	722,500	—	—	—	722,500
Net loss	—	—	—	(346,655)	—	(106,522)	(453,177)
Other comprehensive income	—	—	—	—	34,852	—	34,852
Balance, June 30, 2024	65,078,938	$6,508	$341,744,622	$15,051,002	$(3,762,881)	$1,383,701	$354,422,952
Share-based compensation	—	—	778,556	—	—	—	778,556
Stock option exercises	15,000	2	76,647	—	—	—	76,649
Vesting of restricted stock units	122,301	12	(12)	—	—	—	—
Reclassification of liability-classified awards to equity-classified awards	6,316	1	80,000	—	—	—	80,001
Net income (loss)	—	—	—	185,015	—	(33,026)	151,989
Other comprehensive income	—	—	—	—	3,755,405	—	3,755,405
Balance, September 30, 2024	65,222,555	$6,523	$342,679,813	$15,236,017	$(7,476)	$1,350,675	$359,265,552
Share-based compensation	—	—	731,312	—	—	—	731,312
Stock option exercises	800	—	4,088	—	—	—	4,088
Vesting of restricted stock units	2,564	—	—	—	—	—	—
Distribution to noncontrolling interest holders	—	—	—	—	—	(149,701)	(149,701)
Net income	—	—	—	5,244,091	—	67,448	5,311,539
Other comprehensive loss	—	—	—	—	(4,379,846)	—	(4,379,846)
Balance, December 31, 2024	65,225,919	$6,523	$343,415,213	$20,480,108	$(4,387,322)	$1,268,422	$360,782,944

	For the Three and Nine Months Ended December 31, 2023
	Common Stock				Accumulated other
			Additional paid-in	Retained	comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	capital	earnings	loss	interests	equity
Balance, March 31, 2023	64,441,244	$6,444	$338,460,789	$14,752,720	$(4,855,329)	$1,297,899	$349,662,523
Share-based compensation	—	—	713,802	—	—	—	713,802
Vesting of restricted stock units, net of shares withheld for employee taxes	207,733	21	(689,176)	—	—	—	(689,155)
Reclassification of liability-classified awards to equity-classified awards	—	—	664,167	—	—	—	664,167
Net income (loss)	—	—	—	277,333	—	(112,780)	164,553
Other comprehensive income	—	—	—	—	1,139,476	—	1,139,476
Balance, June 30, 2023	64,648,977	$6,465	$339,149,582	$15,030,053	$(3,715,853)	$1,185,119	$351,655,366
Share-based compensation	—	—	612,235	—	—	—	612,235
Stock option exercises	56,466	5	288,537	—	—	—	288,542
Vesting of restricted stock units	105,392	11	(11)	—	—	—	—
Reclassification of liability-classified awards to equity-classified awards	—	—	80,000	—	—	—	80,000
Net income	—	—	—	535,390	—	146,965	682,355
Other comprehensive loss	—	—	—	—	(2,198,433)	—	(2,198,433)
Balance, September 30, 2023	64,810,835	$6,481	$340,130,343	$15,565,443	$(5,914,286)	$1,332,084	$351,120,065
Share-based compensation	—	—	612,236	—	—	—	612,236
Vesting of restricted stock units	2,564	—	—	—	—	—	—
Net (loss) income	—	—	—	(2,963,059)	—	101,612	(2,861,447)
Other comprehensive income	—	—	—	—	2,384,683	—	2,384,683
Balance, December 31, 2023	64,813,399	$6,481	$340,742,579	$12,602,384	$(3,529,603)	$1,433,696	$351,255,537

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

(Unaudited)

	Nine Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$5,010,351	$(2,014,539)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	19,356,966	18,433,037
Depreciation of property, plant and equipment	171,431	179,989
Share-based compensation	3,333,853	2,540,146
Amortization of deferred financing costs	1,007,360	1,003,626
Loss on fair value of swaps	2,532,441	1,774,045
Impairment of equity investment	—	991,105
Loss from equity affiliates	100,000	—
Gain on disposition of equity investment	(103,715)	—
Deferred income taxes	1,217,244	(950,760)
Changes in operating assets and liabilities:
Accounts receivable	(1,445,197)	671,957
Other current assets	947,422	(1,337,888)
Royalty advances	3,108,666	(3,262,519)
Other assets and liabilities	129,617	349,257
Accounts payable, accrued expenses and deferred revenue	(3,355,545)	66,827
Royalties payable	1,435,162	4,167,946
Income taxes payable	(341,258)	(204,987)
Net cash provided by operating activities	33,104,798	22,407,242

Cash flows from investing activities:
Purchases of music catalogs	(70,200,677)	(46,765,596)
Loan to third party	(2,517,896)	—
Investments in affilitates	(100,000)	(200,000)
Sale of equity investment	945,071	—
Purchase of property, plant and equipment	(56,870)	(216,099)
Net cash used for investing activities	(71,930,372)	(47,181,695)

Cash flows from financing activities:
Proceeds from secured line of credit	50,000,000	34,000,000
Repayments of secured line of credit	(10,000,000)	(4,000,000)
Proceeds from stock option exercises	98,875	288,542
Taxes paid related to net share settlement of restricted stock units	(1,432,864)	(689,155)
Deferred financing costs paid	—	(39,387)
Distribution to noncontrolling interest holders	(149,701)	—
Net cash provided by financing activities	38,516,310	29,560,000

Foreign exchange impact on cash	(62,721)	(173,242)

(Decrease) increase in cash and cash equivalents	(371,985)	4,612,305
Cash and cash equivalents beginning of period	18,132,015	14,902,076
Cash and cash equivalents end of period	$17,760,030	$19,514,381

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

The Company is a holding company that conducts substantially all of its business operations through a subsidiary of RHI, Reservoir Media Management, Inc. (“RMM”), and RMM’s subsidiaries. The Company’s activities are organized into two operating segments: Music Publishing and Recorded Music. Operations of the Music Publishing segment involve the acquisition of interests in music catalogs from which royalties are earned as well as signing songwriters to exclusive agreements which give the Company an interest in the future delivery of songs. The publishing catalog includes ownership or control rights to more than 150,000 musical compositions that span across historic pieces, motion picture scores and current award-winning hits. Operations of the Recorded Music segment include the ownership of over 36,000 sound recordings and involve the acquisition of sound recording catalogs as well as the discovery and development of recording artists and the marketing, distribution, sale and licensing of the music catalog.

NOTE 2. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiaries and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. All intercompany transactions and balances have been eliminated in these condensed consolidated financial statements. Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s audited financial statements as of and for the fiscal years ended March 31, 2024 and 2023.

The condensed consolidated balance sheet of the Company as of March 31, 2024, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by U.S. GAAP on an annual reporting basis.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for the three and nine months ended December 31, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending March 31, 2025 or any other period.

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. Significant estimates are used for, but not limited to, determining useful lives of intangible assets, intangible asset recoverability and impairment and accrued revenue. Actual results could differ from these estimates.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which will require disclosure of additional information about specific expense categories in the notes to financial statements at each interim and annual reporting period. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that adoption of ASU 2024-03 will have on its disclosures upon adoption.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which expands income tax disclosures, including requiring enhanced disclosures related to the rate reconciliation and income taxes paid information. The amendments in ASU 2023-09 should be applied on a prospective basis, with retrospective application permitted. ASU 2023-09 is effective for annual periods of public business entities for fiscal years beginning after December 15, 2024 and for annual periods of entities other than public entities beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact that adoption of ASU 2023-09 will have on its disclosures upon adoption.

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

NOTE 4. REVENUE RECOGNITION

For the Company’s operating segments, Music Publishing and Recorded Music, the Company accounts for a contract when it has legally enforceable rights and obligations and collectability of consideration is probable. The Company identifies the performance obligations and determines the transaction price associated with the contract. Revenue is recognized when, or as, control of the promised services or goods is transferred to the Company’s customers, and in an amount that reflects the consideration the Company is contractually due in exchange for those services or goods. Certain of the Company’s arrangements include licenses of intellectual property with consideration in the form of sales- and usage-based royalties. Royalty revenue is recognized when the subsequent sale or usage occurs using the best estimates available of the amounts that will be received by the Company. The Company recognized revenue of $4,376,551 and $3,682,276 from performance obligations satisfied in previous periods for the nine months ended December 31, 2024 and 2023, respectively.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Disaggregation of Revenue

The Company’s revenue consisted of the following categories during the three and nine months ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Revenue by Type
Digital	$16,662,287	$13,938,412	$46,885,237	$38,594,301
Performance	4,355,603	4,272,420	14,573,765	15,280,829
Synchronization	4,126,568	4,012,451	12,758,080	11,512,976
Mechanical	949,201	390,831	2,708,207	2,202,140
Other	799,444	529,496	2,564,007	2,252,741
Total Music Publishing	26,893,103	23,143,610	79,489,296	69,842,987

Digital	8,141,819	6,589,119	21,911,052	19,476,308
Physical	1,969,738	1,671,093	4,825,757	7,138,031
Neighboring rights	887,478	956,984	3,073,765	2,618,529
Synchronization	965,300	782,224	2,476,787	1,978,668
Total Recorded Music	11,964,335	9,999,420	32,287,361	31,211,536

Other revenue	3,446,278	2,333,142	5,511,295	4,655,535
Total revenue	$42,303,716	$35,476,172	$117,287,952	$105,710,058

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Revenue by Geographical Location
United States Music Publishing	$16,758,233	$14,063,281	$46,670,370	$41,435,627
United States Recorded Music	5,881,469	5,315,263	17,624,673	16,722,726
United States other revenue	3,446,278	2,333,142	5,511,295	4,655,535
Total United States	26,085,980	21,711,686	69,806,338	62,813,888
International Music Publishing	10,134,870	9,080,329	32,818,926	28,407,360
International Recorded Music	6,082,866	4,684,157	14,662,688	14,488,810
Total International	16,217,736	13,764,486	47,481,614	42,896,170
Total revenue	$42,303,716	$35,476,172	$117,287,952	$105,710,058

Only the United States represented 10% or more of the Company’s total revenues in the three and nine months ended December 31, 2024 and 2023.

Deferred Revenue

The following table reflects the change in deferred revenue during the nine months ended December 31, 2024 and 2023:

	2024	2023
Balance at beginning of period	$1,163,953	$2,151,889
Cash received during period	5,390,560	3,029,695
Revenue recognized during period	(4,178,596)	(3,243,934)
Balance at end of period	$2,375,917	$1,937,650

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. ACQUISITIONS

In the ordinary course of business, the Company regularly acquires publishing and recorded music catalogs, which are typically accounted for as asset acquisitions. During the nine months ended December 31, 2024 and 2023, the Company completed such acquisitions totaling $73,189,487 and $43,816,768, respectively, inclusive of deferred acquisition payments, none of which were individually significant.

NOTE 6. INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following as of December 31, 2024 and March 31, 2024:

	December 31, 2024	March 31, 2024
Intangible assets subject to amortization:
Publishing and recorded music catalogs	$842,078,507	$769,648,966
Artist management contracts	906,511	911,740
Gross intangible assets	842,985,018	770,560,706
Accumulated amortization	(149,554,778)	(130,338,706)
Intangible assets, net	$693,430,240	$640,222,000

Straight-line amortization expense totaled $6,658,587 and $6,281,016 in the three months ended December 31, 2024 and 2023, respectively. Straight-line amortization expense totaled $19,356,966 and $18,433,037 in the nine months ended December 31, 2024 and 2023, respectively.

NOTE 7. ROYALTY ADVANCES

The Company made royalty advances totaling $13,957,135 and $13,430,007 during the nine months ended December 31, 2024 and 2023, respectively, recoupable from the writer’s or artist’s share of future royalties otherwise payable, in varying amounts. Advances expected to be recouped within the next twelve months are classified as current assets, with the remainder classified as noncurrent assets, net of reserves for amounts that may not be recoverable.

The following table reflects the change in royalty advances, net during the nine months ended December 31, 2024 and 2023:

	2024	2023
Balance at beginning of period	$69,775,565	$66,926,500
Additions	13,957,135	13,430,007
Recoupments	(17,065,801)	(10,318,403)
Foreign currency translation	(74,363)	150,915
Balance at end of period	$66,592,536	$70,189,019

NOTE 8. SECURED LINE OF CREDIT

Long-term debt consists of the following:

	December 31, 2024	March 31, 2024
Secured line of credit	$375,828,410	$335,828,410
Debt issuance costs, net	(4,029,443)	(5,036,803)
	$371,798,967	$330,791,607

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The interest rate on borrowings under the Senior Credit Facility is equal to, at our option, either (i) the sum of a base rate plus a margin of 1.00% or (ii) the sum of a Secured Overnight Financing Rate (“SOFR”) rate plus a margin of 2.00%, in each case subject to a 0.25% increase based on a consolidated net senior debt to library value ratio. RMM is also required to pay an unused fee in respect of unused commitments under the Senior Credit Facility, if any, at a rate of 0.25% per annum. Substantially all tangible and intangible assets of the Company, RHI, RMM and the other subsidiary guarantors are pledged as collateral to secure the obligations of RMM under the RMM Credit Agreement.

The RMM Credit Agreement contains customary covenants limiting the ability of the Company, RHI, RMM and certain of its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, make investments, make cash dividends, redeem or repurchase capital stock, dispose of assets, enter into transactions with affiliates or enter into certain restrictive agreements. In addition, the Company, on a consolidated basis with its subsidiaries, must comply with financial covenants requiring the Company to maintain (i) a fixed charge coverage ratio of not less than 1.10:1.00 for each four fiscal quarter period, and (ii) a consolidated senior debt to library value ratio of 0.45:1.00, subject to certain adjustments. If RMM does not comply with the covenants in the RMM Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Senior Credit Facility. As of December 31, 2024, the Company was in compliance with both of the financial covenants and all non–financial covenants under the Senior Credit Facility.

As of December 31, 2024, the Senior Credit Facility had a borrowing capacity of $450,000,000, with remaining borrowing availability of $74,171,590.

Interest Rate Swaps

As of December 31, 2024, RMM had the following interest rate swaps outstanding, under which it pays a fixed rate and receives a floating interest payment from the counterparty based on SOFR with reference to notional amounts adjusted to match the amended scheduled principal repayments pursuant to the Senior Credit Facility:

	Notional	Pay
	Amount at	Fixed
Effective Date	December 31, 2024	Rate	Maturity
September 30, 2024	$100,000,000	2.946%	December 2027
September 30, 2024	$50,000,000	3.961%	December 2027

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

NOTE 9. INCOME TAXES

Income tax expense (benefit) for the three months ended December 31, 2024 and 2023 was $1,987,150 (27.2% effective tax rate) and $(1,226,649) (30.0% effective tax rate), respectively. Income tax expense (benefit) for the nine months ended December 31, 2024 and 2023 was $1,540,589 (23.5% effective tax rate) and $(872,663) (30.2% effective tax rate), respectively. Income tax expense during the nine months ended December 31, 2024 reflects excess tax benefits related to share-based compensation and an incremental tax benefit of approximately $103,000 related to certain international intangible assets. The income tax expense (benefit) during these periods also reflects the amount and mix of income from multiple tax jurisdictions.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10. SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid and income taxes paid for the nine months ended December 31, 2024 and 2023 were comprised of the following:

	2024	2023
Interest paid	$17,000,278	$13,019,891
Income taxes paid	$666,317	$285,507

Non-cash investing and financing activities for the nine months ended December 31, 2024 and 2023 were comprised of the following:

	2024	2023
Acquired intangible assets included in other current liabilities and other liabilities	$8,503,325	$1,910,555
Reclassification of liability-classified awards to equity-classified awards	$802,500	$744,167
Right-of-use assets received in exchange for operating lease obligations	$—	$595,370

NOTE 11. WARRANTS

As of December 31, 2024, the Company’s outstanding warrants included 5,750,000 publicly-traded warrants (the “Public Warrants”), which were issued during ROCC’s initial public offering on December 15, 2020, and 137,500 warrants sold in a private placement to ROCC’s sponsor (the “Private Warrants” and together with the Public Warrants, the “Warrants”), which were assumed by the Company in connection with the Business Combination and exchanged into warrants for shares of Common Stock. Each whole Warrant entitles the registered holder to purchase one whole share of Common Stock at a price of $11.50 per share, provided that the Company has an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder.

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

NOTE 12. SHARE-BASED COMPENSATION

Share-based compensation expense totaled $1,006,468 ($782,505, net of taxes) and $812,860 ($626,015, net of taxes) during the three months ended December 31, 2024 and 2023, respectively. Share-based compensation expense totaled $3,333,853 ($2,591,992, net of taxes) and $2,540,146 ($1,956,263, net of taxes) during the nine months ended December 31, 2024 and 2023, respectively. Share-based compensation expense is classified as “Administration expenses” in the accompanying condensed consolidated statements of income.

During the nine months ended December 31, 2024 and 2023, the Company granted restricted stock units (“RSUs”) to satisfy previous obligations to issue a variable number of equity awards based on a fixed monetary amount. Prior to the issuance of these RSUs, the Company classified these awards as liabilities. Upon issuance of the RSUs the awards became equity-classified as they no longer met the criteria to be liability-classified and as a result liabilities of $802,500 and $744,167 were reclassified from accounts payable and accrued liabilities to additional paid-in capital during the nine months ended December 31, 2024 and 2023, respectively.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13. EARNINGS (LOSS) PER SHARE

The following table summarizes the basic and diluted earnings (loss) per common share calculation for the three and nine months ended December 31, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023

Basic earnings (loss) per common share
Net income (loss) attributable to Reservoir Media, Inc.	$5,244,091	$(2,963,059)	$5,082,451	$(2,150,336)
Weighted average common shares outstanding - basic	65,240,858	64,826,026	65,133,225	64,731,569
Earnings (loss) per common share - basic	$0.08	$(0.05)	$0.08	$(0.03)

Diluted earnings (loss) per common share
Net income (loss) attributable to Reservoir Media, Inc.	$5,244,091	$(2,963,059)	$5,082,451	$(2,150,336)
Weighted average common shares outstanding - basic	65,240,858	64,826,026	65,133,225	64,731,569
Weighted average effect of potentially dilutive securities:
Effect of dilutive stock options and RSUs	865,616	—	773,215	—
Weighted average common shares outstanding - diluted	66,106,474	64,826,026	65,906,440	64,731,569
Earnings (loss) per common share - diluted	$0.08	$(0.05)	$0.08	$(0.03)

Because of their anti-dilutive effect, 5,887,500 shares of Common Stock equivalents, comprised of warrants, have been excluded from the diluted earnings per share calculation for the three and nine months ended December 31, 2024. Because of their anti-dilutive effect, 7,895,381 shares of Common Stock equivalents, comprised of 1,381,916 stock options, 625,965 RSUs and 5,887,500 warrants have been excluded from the diluted earnings per share calculation for the three and nine months ended December 31, 2023.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of the outstanding interest rate swaps consisted of a $3,099,673 asset as of December 31, 2024 and a $5,753,488 asset and a $121,374 liability as of March 31, 2024. Fair value is determined using Level 2 inputs, which are based on quoted prices and market observable data, including changes in SOFR, of similar instruments. The change in the unrealized fair value of the swaps during the three months ended December 31, 2024 of $3,084,761 reflects marking to market our current interest rate swap hedges and was recorded as a Gain on fair value of swaps. The change in the unrealized fair value of the swaps during the nine months ended December 31, 2024 of $(2,532,441) was driven primarily by the September 2024 decrease in SOFR, as well as the time value of the swaps that expired on September 30, 2024, partially offset by marking to market our current interest rate swap hedges and was recorded as a Loss on fair value of swaps. The change in the unrealized fair value of the swaps during the three and nine months ended December 31, 2023 of $4,247,523 and $1,774,045, respectively, was recorded as a Loss on fair value of swaps.

(c)	Foreign Exchange Risk

The Company is exposed to foreign exchange risk in fluctuations of currency rates on its revenue from royalties, writers’ fees, artist royalties and its subsidiaries’ operations.

(d)	Equity Investments without readily determinable fair value

As of December 31, 2024, the Company holds investments in equity securities of three unconsolidated entities in which the Company is not able to exercise significant influence, that do not have readily determinable market values. The Company accounts for these investments using a measurement alternative that measures these securities at initial cost, minus any impairment, plus or minus changes resulting from observable price changes on a non-recurring basis. The fair value of non-marketable equity securities that have been remeasured due to impairment are classified within Level 3 with gains or losses, if any, classified as Other income (expense), net in the consolidated statements of income (loss).

An investment in equity securities was sold during the three months ended December 31, 2024, which resulted in recognition of a gain of $103,715. Prior to the disposition, the Company recognized an impairment charge of $991,105 to write-down this investment to its estimated fair value during the three and nine months ended December 31, 2023.

(e)	Financial Instruments

Financial instruments not described elsewhere include cash, accounts receivable, accounts payable, accrued liabilities and the Company’s secured line of credit. The carrying values of these instruments as of December 31, 2024 do not differ materially from their respective fair values due to the immediate or short-term duration of these items or their bearing market-related rates of interest.

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

(Unaudited)

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

The following tables present total revenue and reconciliation of OIBDA to operating income by segment for the three and nine months ended December 31, 2024 and 2023:

	Three Months Ended December 31, 2024
	Music	Recorded
	Publishing	Music	Other	Consolidated
Total revenue	$26,893,103	$11,964,335	$3,446,278	$42,303,716

Reconciliation of OIBDA to operating income:
Operating income	4,349,686	4,506,483	701,788	9,557,957
Amortization and depreciation	4,798,295	1,891,286	24,040	6,713,621
OIBDA	$9,147,981	$6,397,769	$725,828	$16,271,578

	Three Months Ended December 31, 2023
	Music	Recorded
	Publishing	Music	Other	Consolidated
Total revenue	$23,143,610	$9,999,420	$2,333,142	$35,476,172

Reconciliation of OIBDA to operating income:
Operating income	2,834,443	3,259,368	428,125	6,521,936
Amortization and depreciation	4,925,562	1,393,961	23,395	6,342,918
OIBDA	$7,760,005	$4,653,329	$451,520	$12,864,854

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended December 31, 2024
	Music	Recorded
	Publishing	Music	Other	Consolidated
Total revenue	$79,489,296	$32,287,361	$5,511,295	$117,287,952

Reconciliation of OIBDA to operating income:
Operating income	12,983,512	10,706,148	951,856	24,641,516
Amortization and depreciation	13,908,547	5,547,356	72,494	19,528,397
OIBDA	$26,892,059	$16,253,504	$1,024,350	$44,169,913

	Nine Months Ended December 31, 2023
	Music	Recorded
	Publishing	Music	Other	Consolidated
Total revenue	$69,842,987	$31,211,536	$4,655,535	$105,710,058

Reconciliation of OIBDA to operating income:
Operating income	5,641,437	9,152,980	1,017,530	15,811,947
Amortization and depreciation	14,020,165	4,522,079	70,782	18,613,026
OIBDA	$19,661,602	$13,675,059	$1,088,312	$34,424,973

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and are intended to be covered by the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “predict,” “project,” “target,” “goal,” “intend,” “continue,” “could,” “may,” “might,” “shall,” “should,” “will,” “would,” “plan,” “possible,” “potential,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. In addition, any statements that refer to expectations, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current expectations, projections and beliefs based on information currently available. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Company that may cause its actual business, financial condition, results of operations, performance and/or achievements to be materially different from any future business, financial condition, results of operations, performance and/or achievements expressed or implied by these forward-looking statements. Because some of these risks and uncertainties cannot be predicted or quantified, you should not rely on our forward-looking statements as predictions of future events. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in the Company’s Annual Report on Form 10-K (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 30, 2024 and the Company’s other filings with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. You should read this Quarterly Report with the understanding that actual future events or future performance might be materially different from our expectations.

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

Recorded Music Segment

Our Recorded Music business consists of three primary areas of sound recording ownership. First is the active marketing, promotion, distribution, sale and licensing of newly created frontline sound recordings from current artists that we own and control (“Current Artist”). This is a new area of focus for us and does not yet produce significant revenue. The second is the active marketing, promotion, distribution, sale and license of previously recorded and subsequently acquired catalog recordings. The third is acquisition of full or partial interests in existing record labels, sound recording catalogs or income rights to a royalty stream associated with an established recording artist or producer contract in connection with existing sound recordings. Acquisition of these income participation interests are typically in connection with recordings that are owned, controlled, and marketed by other record labels.

Our Current Artist and catalog recorded music businesses are both primarily managed by our Chrysalis Records label based in London and our Tommy Boy record label based in New York City. We also manage some select Catalog recorded music under our Philly Groove Records and Reservoir Recordings labels. We also own income participation interests in recordings by The Isley Brothers, The Commodores, Wisin and Yandel, Alabama and Travis Tritt, and an interest in the Loud Records catalog containing recordings by the Wu-Tang Clan. Our core Catalog includes recordings under the Chrysalis Records label by artists such as Sinéad O’Connor, The Specials, Generation X and The Waterboys, and De La Soul, as well as recordings under the Tommy Boy record label by artists such as House of Pain, Naughty By Nature, and Queen Latifah.

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

Results of Operations

Income Statement

Our income statement was composed of the following amounts (in thousands):

	For the Three Months Ended				For the Nine Months Ended
	December 31,		2024 vs. 2023		December 31,		2024 vs. 2023
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenues	$42,304	$35,476	$6,828	19%	$117,288	$105,710	$11,578	11%
Costs and expenses:
Cost of revenue	15,068	13,222	1,846	14%	43,181	41,136	2,044	5%
Amortization and depreciation	6,714	6,343	371	6%	19,528	18,613	915	5%
Administration expenses	10,964	9,389	1,575	17%	29,938	30,149	(211)	(1)%
Total costs and expenses	32,746	28,954	3,792	13%	92,646	89,898	2,748	3%

Operating income	9,558	6,522	3,036	47%	24,642	15,812	8,830	56%

Interest expense	(5,777)	(5,372)	(405)	8%	(15,797)	(15,865)	69	—%
(Loss) gain on foreign exchange	(76)	—	(76)	NM	(172)	(70)	(102)	147%
Gain (loss) on fair value of swaps	3,085	(4,248)	7,332	(173)%	(2,532)	(1,774)	(758)	43%
Other income (expense), net	509	(990)	1,500	(151)%	411	(990)	1,401	(141)%
Income (loss) before income taxes	7,299	(4,088)	11,387	NM	6,551	(2,887)	9,438	NM
Income tax expense (benefit)	1,987	(1,227)	3,214	NM	1,541	(873)	2,413	NM
Net income (loss)	5,312	(2,861)	8,172	NM	5,010	(2,015)	7,025	NM
Net (income) loss attributable to noncontrolling interests	(67)	(102)	34	(34)%	72	(136)	208	(153)%
Net income (loss) attributable to Reservoir Media, Inc.	$5,244	$(2,963)	$8,207	NM	$5,082	$(2,150)	$7,233	NM

NM – Not meaningful

Revenues

Our revenues were composed of the following amounts (in thousands):

	For the Three Months Ended				For the Nine Months Ended
	December 31,		2024 vs. 2023		December 31,		2024 vs. 2023
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenue by Type
Digital	$16,662	$13,938	$2,724	20%	$46,885	$38,594	$8,291	21%
Performance	4,356	4,272	83	2%	14,574	15,281	(707)	(5)%
Synchronization	4,127	4,012	114	3%	12,758	11,513	1,245	11%
Mechanical	949	391	558	143%	2,708	2,202	506	23%
Other	799	529	270	51%	2,564	2,253	311	14%
Total Music Publishing	26,893	23,144	3,749	16%	79,489	69,843	9,646	14%

Digital	8,142	6,589	1,553	24%	21,911	19,476	2,435	13%
Physical	1,970	1,671	299	18%	4,826	7,138	(2,312)	(32)%
Neighboring rights	887	957	(70)	(7)%	3,074	2,619	455	17%
Synchronization	965	782	183	23%	2,477	1,979	498	25%
Total Recorded Music	11,964	9,999	1,965	20%	32,287	31,212	1,076	3%

Other revenue	3,446	2,333	1,113	48%	5,511	4,656	856	18%
Total Revenue	$42,304	$35,476	$6,828	19%	$117,288	$105,710	$11,578	11%

	For the Three Months Ended				For the Nine Months Ended
	December 31,		2024 vs. 2023		December 31,		2024 vs. 2023
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenue by Geographical Location
U.S. Music Publishing	$16,758	$14,063	$2,695	19%	$46,670	$41,436	$5,235	13%
U.S. Recorded Music	5,881	5,315	566	11%	17,625	16,723	902	5%
U.S. Other Revenue	3,446	2,333	1,113	48%	5,511	4,656	856	18%
Total U.S.	26,086	21,712	4,374	20%	69,806	62,814	6,992	11%
International Music Publishing	10,135	9,080	1,055	12%	32,819	28,407	4,412	16%
International Recorded Music	6,083	4,684	1,399	30%	14,663	14,489	174	1%
Total International	16,218	13,764	2,453	18%	47,482	42,896	4,585	11%
Total Revenue	$42,304	$35,476	$6,828	19%	$117,288	$105,710	$11,578	11%

Three Months Ended December 31, 2024 vs. Three Months Ended December 31, 2023

Total revenues increased by $6,828 thousand, or 19%, during the three months ended December 31, 2024 compared to the three months ended December 31, 2023, driven by a 16% increase in Music Publishing revenue, a 20% increase in Recorded Music revenue and a 48% increase in Other revenue related to the Company’s artist management business. Music Publishing revenues represented 64% and 65% of total revenues for the three months ended December 31, 2024 and the three months ended December 31, 2023, respectively. Recorded Music revenues represented 28% of total revenues for the three months ended December 31, 2024 and the three months ended December 31, 2023. U.S. and international revenues represented 62% and 38%, respectively, of total revenues for the three months ended December 31, 2024. U.S. and international revenues represented 61% and 39%, respectively, of total revenues for the three months ended December 31, 2023.

Total digital revenues increased by $4,277 thousand, or 21%, during the three months ended December 31, 2024 compared to the three months ended December 31, 2023, primarily due to price increases at multiple music streaming services, as well as the impact of catalog acquisitions. Total digital revenues represented 59% and 58% of consolidated revenues for the three months ended December 31, 2024 and the three months ended December 31, 2023, respectively.

Music Publishing revenues increased by $3,749 thousand, or 16%, during the three months ended December 31, 2024 compared to the three months ended December 31, 2023. This increase in Music Publishing revenue was mainly driven by revenue from the existing catalog, which benefitted from price increases at multiple music streaming services that contributed to an increase in digital revenue, and the acquisitions of new catalogs. Additionally, mechanical revenue increased during the three months ended December 31, 2024, driven primarily by the strength of physical sales of controlled compositions as well as the acquisition of new catalogs.

On a geographic basis, U.S. Music Publishing revenues represented 62% of total Music Publishing revenues for the three months ended December 31, 2024 compared to 61% for the three months ended December 31, 2023. International Music Publishing revenues represented 38% of total Music Publishing revenues for the three months ended December 31, 2024 compared to 39% for the three months ended December 31, 2023.

Recorded Music revenues increased by $1,965 thousand, or 20%, during the three months ended December 31, 2024 compared to the three months ended December 31, 2023. The primary driver of the increase in Recorded Music revenue was a royalty recovery related to underreported usage for a music catalog (the “royalty recovery”). In addition to the royalty recovery, Recorded Music revenue also benefited from continued growth at music streaming services and price increases at multiple music streaming services , and the acquisition of new catalogs.

On a geographic basis, U.S. Recorded Music revenues represented 49% of total Recorded Music revenues for the three months ended December 31, 2024 compared to 53% for the three months ended December 31, 2023. International Recorded Music revenues represented 51% of total Recorded Music revenues for the three months ended December 31, 2024 compared to 47% for the three months ended December 31, 2023.

Nine Months Ended December 31, 2024 vs. Nine Months Ended December 31, 2023

Total revenues increased by $11,578 thousand, or 11%, during the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023, driven by a 14% increase in Music Publishing revenue and a 3% increase in Recorded Music revenue. Music Publishing revenues represented 68% and 66% of total revenues for the nine months ended December 31, 2024 and the nine months ended December 31, 2023, respectively. Recorded Music revenues represented 28% and 30% of total revenues for the nine months ended December 31, 2024 and the nine months ended December 31, 2023, respectively. U.S. and international revenues represented 60% and 40%, respectively, of total revenues for the nine months ended December 31, 2024. U.S. and international revenues represented 59% and 41%, respectively, of total revenues for the nine months ended December 31, 2023.

Total digital revenues increased by $10,726 thousand, or 18%, during the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023, primarily due to price increases at multiple music streaming services, as well as the impact of catalog acquisitions. Total digital revenues represented 59% and 55% of consolidated revenues for the nine months ended December 31, 2024 and the nine months ended December 31, 2023, respectively.

Music Publishing revenues increased by $9,646 thousand, or 14%, during the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023. This increase in Music Publishing revenue was mainly driven by revenue from the existing catalog, which benefitted from price increases at multiple music streaming services that contributed to an increase in digital revenue, and acquisitions of new catalogs. Additionally, synchronization revenue increased during the nine months ended December 31, 2024, driven primarily by the timing of licenses. These factors were partially offset by a decrease in performance revenue, partially due to the timing of hit songs.

On a geographic basis, U.S. Music Publishing revenues represented 59% of total Music Publishing revenues for the nine months ended December 31, 2024 and the nine months ended December 31, 2023. International Music Publishing revenues represented 41% of total Music Publishing revenues for the nine months ended December 31, 2024 and the nine months ended December 31, 2023.

Recorded Music revenues increased by $1,076 thousand, or 3%, during the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023. The increase in Recorded Music revenue reflects the royalty recovery, continued growth at music streaming services and price increases at multiple music streaming services, as well as increases in neighboring rights revenue and synchronization revenue. These increases were partially offset by a decrease in physical revenue after robust sales of new De La Soul releases in 2023.

On a geographic basis, U.S. Recorded Music revenues represented 55% of total Recorded Music revenues for the nine months ended December 31, 2024 compared to 54% for the nine months ended December 31, 2023. International Recorded Music revenues represented 45% of total Recorded Music revenues for the nine months ended December 31, 2024 compared to 46% for the nine months ended December 31, 2023.

Cost of Revenues

Our cost of revenues was composed of the following amounts (in thousands):

	For the Three Months Ended				For the Nine Months Ended
	December 31,		2024 vs. 2023		December 31,		2024 vs. 2023
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Writer royalties and other publishing costs	$11,731	$10,139	$1,592	16%	$34,149	$30,912	$3,237	10%
Artist royalties and other recorded music costs	3,337	3,083	254	8%	9,032	10,224	(1,192)	(12)%
Total cost of revenue	$15,068	$13,222	$1,846	14%	$43,181	$41,136	$2,045	5%

Three Months Ended December 31, 2024 vs. Three Months Ended December 31, 2023

Cost of revenues increased by $1,846 thousand, or 14%, during the three months ended December 31, 2024 compared to the three months ended December 31, 2023. Cost of revenues as a percentage of revenues decreased to 36% for the three months ended December 31, 2024 from 37% for the three months ended December 31, 2023, reflecting a gross margin increase for Recorded Music and an increase in Other revenue.

Writer royalties and other publishing costs for the Music Publishing segment increased by $1,592 thousand, or 16%, during the three months ended December 31, 2024 compared to the three months ended December 31, 2023. Writer royalties and other publishing costs as a percentage of Music Publishing revenues was 44% for the three months ended December 31, 2024 and the three months ended December 31, 2023.

Artist royalties and other recorded music costs for the Recorded Music segment increased by $254 thousand, or 8%, during the three months ended December 31, 2024 compared to the three months ended December 31, 2023. Artist royalties and other recorded music costs as a percentage of recorded music revenues decreased to 28% for the three months ended December 31, 2024 from 31% for the three months ended December 31, 2023. The increase in Recorded Music gross margin was due primarily to the royalty recovery, which did not have a corresponding cost of revenue.

Nine Months Ended December 31, 2024 vs. Nine Months Ended December 31, 2023

Cost of revenues increased by $2,045 thousand, or 5%, during the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023. Cost of revenues as a percentage of revenues decreased to 37% for the nine months ended December 31, 2024 from 39% for the nine months ended December 31, 2023, primarily reflecting a gross margin increase for Recorded Music and an increase in Other revenue.

Writer royalties and other publishing costs for the Music Publishing segment increased by $3,237 thousand, or 10%, during the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023. Writer royalties and other publishing costs as a percentage of Music Publishing revenues decreased to 43% for the nine months ended December 31, 2024 from 44% for the three months ended December 31, 2023. The increase in gross margin was due to the change in the mix of revenue by type and songwriting clients with their specific contractual royalty rates being applied to the revenues.

Artist royalties and other recorded music costs for the Recorded Music segment decreased by $1,192 thousand, or 12%, during the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023. Artist royalties and other recorded music costs as a percentage of recorded music revenues decreased to 28% for the nine months ended December 31, 2024 from 33% for the nine months ended December 31, 2023. The decrease in artist royalties and other recorded music costs and increase in gross margin were due primarily to the decrease in physical sales and change in the mix of sales by type to a lower percentage of physical sales, which carry higher costs than other types of revenue.

Amortization and Depreciation

Our amortization and depreciation expenses are composed of the following amounts (in thousands):

	For the Three Months Ended				For the Nine Months Ended
	December 31,		2024 vs. 2023		December 31,		2024 vs. 2023
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Music Publishing amortization and depreciation	$4,798	$4,926	$(128)	(3)%	$13,909	$14,020	$(111)	(1)%
Recorded Music amortization and depreciation	1,891	1,394	497	36%	5,547	4,522	1,025	23%
Other amortization and depreciation	24	23	1	5%	72	71	1	2%
Total amortization and depreciation	$6,714	$6,343	$371	6%	$19,528	$18,613	$915	5%

Three Months Ended December 31, 2024 vs. Three Months Ended December 31, 2023

Amortization and depreciation expense increased by $371 thousand, or 6%, during the three months ended December 31, 2024 compared to the three months ended December 31, 2023, primarily due to the acquisition of additional music catalogs.

Nine Months Ended December 31, 2024 vs. Nine Months Ended December 31, 2023

Amortization and depreciation expense increased by $915 thousand, or 5%, during the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023, primarily due to the acquisition of additional music catalogs.

Administration Expenses

Our administration expenses are composed of the following amounts (in thousands):

	For the Three Months Ended				For the Nine Months Ended
	December 31,		2024 vs. 2023		December 31,		2024 vs. 2023
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Music Publishing administration expenses	$6,015	$5,245	$770	15%	$18,449	$19,270	$(821)	(4)%
Recorded Music administration expenses	2,229	2,263	(34)	(2)%	7,002	7,312	(310)	(4)%
Other administration expenses	2,721	1,881	840	45%	4,487	3,567	920	26%
Total administration expenses	$10,965	$9,389	$1,576	17%	$29,938	$30,149	$(211)	(1)%

Three Months Ended December 31, 2024 vs. Three Months Ended December 31, 2023

Total administration expenses increased by $1,576 thousand, or 17%, during the three months ended December 31, 2024 compared to the three months ended December 31, 2023, driven by increases in the Music Publishing segment and Other administration expenses. Expressed as a percentage of revenues, administration expenses were 26% for the three months ended December 31, 2024 and the three months ended December 31, 2023.

Music Publishing administration expenses increased by $770 thousand, or 15%, during the three months ended December 31, 2024 compared to the three months ended December 31, 2023. Expressed as a percentage of revenues, Music Publishing administration expenses decreased to 22% for the three months ended December 31, 2024 from 23% for the three months ended December 31, 2023.

Recorded Music administration expenses decreased by $34 thousand, or 2%, during the three months ended December 31, 2024 compared to the three months ended December 31, 2023. Expressed as a percentage of revenue, Recorded Music administration expenses decreased to 19% for the three months ended December 31, 2024 from 23% for the three months ended December 31, 2023, primarily due to a decrease in marketing expenses in the current period.

Other administration expenses increased by $840 thousand, or 45%, during the three months ended December 31, 2024 compared to the three months ended December 31, 2023, primarily due to selling expenses associated with our artist management business, consisting mostly of manager compensation.

Nine Months Ended December 31, 2024 vs. Nine Months Ended December 31, 2023

Total administration expenses decreased by $211 thousand, or 1%, during the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023. The decrease in administration expenses reflects the nonrecurrence of $2,700 thousand related to the write-off of recoupable legal expenses and attorneys’ fees incurred in connection with the Royalty Dispute during the nine months ended December 31, 2023, as described in Note 15 to the accompanying condensed consolidated financial statements (the “Recoupable legal fee write-off”), partially offset by an increase in Other administration expenses. Expressed as a percentage of revenues, administration expenses decreased to 26% for the nine months ended December 31, 2024 from 29% for the nine months ended December 31, 2023, primarily due to the nonrecurrence of the Recoupable legal fee write-off.

Music Publishing administration expenses decreased by $821 thousand, or 4%, during the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023. Expressed as a percentage of revenues, Music Publishing administration expenses decreased to 23% for the nine months ended December 31, 2024 from 28% for the nine months ended December 31, 2023, primarily due to the nonrecurrence of the Recoupable legal fee write-off.

Recorded Music administration expenses decreased by $310 thousand, or 4%, during the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023. Expressed as a percentage of revenue, Recorded Music administration expenses decreased to 22% for the nine months ended December 31, 2024 from 23% for the nine months ended December 31, 2023.

Other administration expenses increased by $920 thousand, or 26%, during the three months ended December 31, 2024 compared to the three months ended December 31, 2023, primarily due to selling expenses associated with our artist management business, consisting mostly of manager compensation.

Interest Expense

Three Months Ended December 31, 2024 vs. Three Months Ended December 31, 2023

Interest expense increased by $405 thousand, or 8%, during the three months ended December 31, 2024 compared to the three months ended December 31, 2023, driven primarily by an increase in borrowings and an increase in effective interest rates. The Company’s interest expense increased on the portions of its borrowings that are hedged beginning in October 2024, as its previous swap contracts matured on September 30. 2024, and new swap contracts became effective on the same date.

Nine Months Ended December 31, 2024 vs. Nine Months Ended December 31, 2023

Interest expense was relatively flat during the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023.

Loss on Foreign Exchange

Three Months Ended December 31, 2024 vs. Three Months Ended December 31, 2023

Loss on foreign exchange increased by $76 thousand for the three months ended December 31, 2024 compared to the three months ended December 31, 2023. This change was due to fluctuations in the two foreign currencies we are directly exposed to, namely British pound sterling and euro.

Nine Months Ended December 31, 2024 vs. Nine Months Ended December 31, 2023

Loss on foreign exchange increased by $102 thousand for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023. This change was due to fluctuations in the two foreign currencies we are directly exposed to, namely British pound sterling and euro.

Gain (Loss) on Fair Value of Swaps

Three Months Ended December 31, 2024 vs. Three Months Ended December 31, 2023

Gain on fair value of swaps was $3,085 thousand for the three months ended December 31, 2024. Loss on the fair value of swaps for the three months ended December 31, 2023 was $4,248 thousand. This change was due to marking to market our current interest rate swap hedges.

Nine Months Ended December 31, 2024 vs. Nine Months Ended December 31, 2023

Loss on fair value of swaps was $2,532 thousand for the nine months ended December 31, 2024 compared to $1,774 thousand for the nine months ended December 31, 2023. This change was driven primarily by the September 2024 decrease in SOFR, as well as the time value of the swaps that expired on September 30, 2024, partially offset by marking to market our current interest rate swap hedges.

Other income (expense), net

Three Months Ended December 31, 2024 vs. Three Months Ended December 31, 2023

Other income, net during the three months ended December 31, 2024 consisted of a $104 thousand gain recorded on the disposal of an equity investment during the period (the “investment gain”) and the Company’s share of proceeds related to underreported usage for an acquired music catalog that pertained to periods prior to the Company’s acquisition of the music catalog, which amounted to $405 thousand (the “recovery income”). Other expense, net during the three months ended December 31, 2023 consisted primarily of a $991 thousand impairment to write-down an equity investment to its estimated fair value (the “investment write-down”). See Note 14 to the accompanying condensed consolidated financial statements for discussion about the investment gain and investment write-down.

Nine Months Ended December 31, 2024 vs. Nine Months Ended December 31, 2023

Other income, net during the nine months ended December 31, 2024 consisted of the investment gain and the recovery income, partially offset by the Company’s share of loss recorded by an equity method investment (the “EMI loss”). Other income (expense), net during the nine months ended December 31, 2023 consisted primarily of the investment write-down.

Income Tax Expense (Benefit)

Three Months Ended December 31, 2024 vs. Three Months Ended December 31, 2023

Income tax expense was $1,987 thousand during the three months ended December 31, 2024 compared to income tax benefit of $1,227 thousand during the three months ended December 31, 2023. The change to income tax expense from income tax (benefit) was driven by the income before income taxes during the three months ended December 31, 2024. The effective income tax rate during the three months ended December 31, 2024 was 27.2% compared to 30.0% during the three months ended December 31, 2023. The change in effective income tax rate during these periods primarily reflects the amount and mix of income from multiple tax jurisdictions.

Nine Months Ended December 31, 2024 vs. Nine Months Ended December 31, 2023

Income tax expense was $1,541 thousand during the nine months ended December 31, 2024 compared to income tax benefit of $(873) thousand during the nine months ended December 31, 2023. The change to income tax expense from income tax (benefit) was driven by the income before income taxes during the nine months ended December 31, 2024. The effective income tax rate during the nine months ended December 31, 2024 was 23.5% compared to 30.2% during the three months ended December 31, 2023. During the nine months ended December 31, 2024 the Company recorded excess tax benefits related to share-based compensation and an incremental tax benefit of approximately $103,000 related to certain international intangible assets. Additionally, the change in effective income tax rate during these periods also reflects the amount and mix of income from multiple tax jurisdictions.

Net Income (Loss)

Three Months Ended December 31, 2024 vs. Three Months Ended December 31, 2023

Net income was $5,312 thousand during the three months ended December 31, 2024 compared to a net loss $2,861 thousand during the three months ended December 31, 2023. The change in net income (loss) was driven primarily by the change in gain (loss) on fair value of swaps and improved gross margin, partially offset by the change in income tax expense (benefit) in the current period.

Nine Months Ended December 31, 2024 vs. Nine Months Ended December 31, 2023

Net income was $5,010 thousand during the nine months ended December 31, 2024 compared to a net loss of $2,015 thousand during the nine months ended December 31, 2023. The change in net income (loss) was driven primarily by the nonrecurrence of the Recoupable legal fee write-off and related interest associated with the Royalty Dispute and improved gross margin, partially offset by the change in income tax expense (benefit) in the current period.

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

Reconciliation of Operating Income to OIBDA

We use OIBDA as our primary measure of financial performance. The following tables reconcile operating income to OIBDA (in thousands):

	Consolidated
	For the Three Months Ended				For the Nine Months Ended
	December 31,		2024 vs. 2023		December 31,		2024 vs. 2023
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Operating income	$9,558	$6,522	$3,036	47%	$24,642	$15,812	$8,830	56%
Amortization and depreciation expenses	6,714	6,343	371	6%	19,528	18,613	915	5%
OIBDA	$16,272	$12,865	$3,407	26%	$44,170	$34,425	$9,745	28%

OIBDA Margin	38%	36%			38%	33%

	Music Publishing
	For the Three Months Ended				For the Nine Months Ended
	December 31,		2024 vs. 2023		December 31,		2024 vs. 2023
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Operating income	$4,350	$2,834	$1,515	53%	$12,984	$5,641	$7,342	130%
Amortization and depreciation expenses	4,798	4,926	(128)	(3)%	13,909	14,020	(111)	(1)%
OIBDA	$9,148	$7,760	$1,388	18%	$26,892	$19,661	$7,231	37%

OIBDA Margin	34%	34%			34%	28%

	Recorded Music
	For the Three Months Ended				For the Nine Months Ended
	December 31,		2024 vs. 2023		December 31,		2024 vs. 2023
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Operating income	$4,506	$3,259	$1,247	38%	$10,706	$9,153	$1,553	17%
Amortization and depreciation expenses	1,891	1,394	497	36%	5,547	4,522	1,025	23%
OIBDA	$6,398	$4,653	$1,744	37%	$16,254	$13,675	$2,579	19%

OIBDA Margin	53%	47%			50%	44%

OIBDA

Three Months Ended December 31, 2024 vs. Three Months Ended December 31, 2023

OIBDA increased by $3,407 thousand, or 26%, during the three months ended December 31, 2024 compared to the three months ended December 31, 2023, driven by a $1,744 thousand increase in Recorded Music OIBDA and a $1,388 thousand increase in Music Publishing OIBDA. Expressed as a percentage of revenue, OIBDA Margin increased to 38% during the three months ended December 31, 2024 from 36% during the three months ended December 31, 2023.

Music Publishing OIBDA increased by $1,388 thousand, or 18%, during the three months ended December 31, 2024 compared to the three months ended December 31, 2023. Expressed as a percentage of revenue, Music Publishing OIBDA Margin was 34% during the three months ended December 31, 2024 and the three months ended December 31, 2023.

Recorded Music OIBDA increased by $1,744 thousand, or 37% during the three months ended December 31, 2024 compared to the three months ended December 31, 2023. Expressed as a percentage of revenue, Recorded Music OIBDA Margin increased to 53% during the three months ended December 31, 2024 from 47% during the three months ended December 31, 2023, primarily driven by revenue growth and higher gross margin.

Nine Months Ended December 31, 2024 vs. Nine Months Ended December 31, 2023

OIBDA increased by $9,745 thousand, or 28%, during the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023, driven by a $7,231 thousand increase in Music Publishing OIBDA and a $2,579 thousand increase in Recorded Music OIBDA. Expressed as a percentage of revenue, OIBDA Margin increased to 38% for the nine months ended December 31, 2024 from 33% for the nine months ended December 31, 2023.

Music Publishing OIBDA increased by $7,231 thousand, or 37%, during the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023. Expressed as a percentage of revenue, Music Publishing OIBDA Margin increased to 34% in the nine months ended December 31, 2024 from 28% in the nine months ended December 31, 2023. The increases in Music Publishing OIBDA and OIBDA Margin reflect the nonrecurrence of the Recoupable legal fee write-off, as well as revenue growth and improved gross margin.

Recorded Music OIBDA increased by $2,579 thousand, or 19% during the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023. Expressed as a percentage of revenue, Recorded Music OIBDA Margin increased to 50% during the nine months ended December 31, 2024 from 44% in the nine months ended December 31, 2023, primarily driven by revenue growth and higher gross margin.

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

The following table reconciles net income (loss) to Adjusted EBITDA (in thousands):

	For the Three Months Ended				For the Nine Months Ended
	December 31,		2024 vs. 2023		December 31,		2024 vs. 2023
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Net income (loss)	$5,312	$(2,861)	$8,172	NM	$5,010	$(2,015)	$7,025	NM
Income tax expense (benefit)	1,987	(1,227)	3,214	NM	1,541	(873)	2,413	NM
Interest expense	5,777	5,372	405	8%	15,797	15,865	(69)	—%
Amortization and depreciation	6,714	6,343	371	6%	19,528	18,613	915	5%
EBITDA	19,789	7,627	12,161	159%	41,876	31,591	10,285	33%
Loss on foreign exchange(a)	76	—	76	NM	172	70	102	147%
(Gain) loss on fair value of swaps(b)	(3,085)	4,248	(7,332)	(173)%	2,532	1,774	758	43%
Non-cash share-based compensation(c)	1,006	813	193	24%	3,334	2,540	794	31%
Recoupable legal fee write-off(d)	—	—	—	—	—	2,695	(2,695)	(100)%
Other (income) expense, net(e)	(509)	990	(1,500)	(151)%	(411)	990	(1,401)	(141)%
Adjusted EBITDA	$17,278	$13,678	$3,599	26%	$47,504	$39,660	$7,844	20%

NM - Not meaningful

(a)	Reflects the loss on foreign exchange fluctuations.
(b)	Reflects the non-cash loss or (gain) on the mark-to-market of interest rate swaps.
(c)	Reflects non-cash share-based compensation expense related to the Reservoir Media, Inc. 2021 Omnibus Incentive Plan.
(d)	Reflects the write-off of recoupable legal expenses and attorneys’ fees incurred in connection with the Royalty Dispute during the three and nine months ended December 31, 2023, as described in Note 15 to the accompanying condensed consolidated financial statements
(e)	Reflects the investment gain and recovery income during the three months ended December 31, 2024 and the investment gain, recovery income and EMI loss during the nine months ended December 31, 2024. Reflects the investment write-down during the three and nine months ended December 31, 2023.

Three Months Ended December 31, 2024 vs. Three Months Ended December 31, 2023

Adjusted EBITDA increased by $3,599 thousand, or 26%, during the three months ended December 31, 2024 compared to the three months ended December 31, 2023. Adjusted EBITDA Margin increased to 41% during the three months ended December 31, 2024 compared to 39% during the three months ended December 31, 2023. Adjusted EBITDA and Adjusted EBITDA Margin improved during the three months ended December 31, 2024 primarily due to revenue growth and improved gross margin.

Nine Months Ended December 31, 2024 vs. Nine Months Ended December 31, 2023

Adjusted EBITDA increased by $7,844 thousand, or 20%, during the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023. Adjusted EBITDA Margin increased to 41% during the nine months ended December 31, 2024 compared to 38% during the nine months ended December 31, 2023. Adjusted EBITDA and Adjusted EBITDA Margin improved during the nine months ended December 31, 2024 primarily due to revenue growth and improved gross margin.

Liquidity and Capital Resources

Capital Resources

As of December 31, 2024, we had $371,799 thousand of debt (net of $4,029 thousand of deferred financing costs) and $17,760 thousand of cash and cash equivalents.

Cash Flows

The following table summarizes our historical cash flows (in thousands).

	For the Nine Months Ended
	December 31,		2024 vs.2023
	2024	2023	$ Change	% Change
Cash provided by (used for):
Operating activities	$33,105	$22,407	$10,698	48%
Investing activities	$(71,930)	$(47,182)	$(24,748)	52%
Financing activities	$38,516	$29,560	$8,956	30%

Operating Activities

Cash provided by operating activities was $33,105 thousand for the nine months ended December 31, 2024 compared to $22,407 thousand for the nine months ended December 31, 2023. The primary drivers of the $10,698 thousand increase in cash provided by operating activities were an increase in earnings and royalty advance recoupments, partially offset by the timing of payments for accounts payable and accrued expenses.

Investing Activities

Cash used for investing activities was $71,930 thousand for the nine months ended December 31, 2024 compared to $47,182 thousand for the nine months ended December 31, 2023. The increase in cash used in investing activities was primarily due to an increase in acquisitions of music catalogs.

Financing Activities

Cash provided by financing activities was $38,516 thousand for the nine months ended December 31, 2024 compared to $29,560 thousand for the nine months ended December 31, 2023. The increase in cash provided by financing activities primarily reflects a $16,000 thousand increase in borrowings used for investing activities, partially offset by a $6,000 thousand increase in repayments towards the secured line of credit.

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

Existing Debt as of December 31, 2024

As of December 31, 2024, our outstanding debt consisted of $375,828 thousand borrowed under the Senior Credit Facility. As of December 31, 2024, remaining borrowing availability under the Senior Credit Facility was $74,172 thousand.

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

Events of Default

The Senior Credit Facility includes customary events of default, including nonpayment of principal when due, nonpayment of interest or other amounts, inaccuracy of representations or warranties in any material respect, violation of covenants, certain bankruptcy or insolvency events, certain Employee Retirement Income Security Act (“ERISA”) events and certain material judgments, in each case, subject to customary thresholds, notice and grace period provisions.

Covenant Compliance

The Senior Credit Facility contains financial covenants that requires us, on a consolidated basis with our subsidiaries, to maintain, (i) a fixed charge coverage ratio of not less than 1.10:1.00 for each four fiscal quarter period, and (ii) a consolidated senior debt to library value ratio of no greater than 0.45:1.00, subject to certain adjustments.

Non-compliance with the fixed charge coverage ratio and consolidated senior debt to library value ratio could result in the lenders, subject to customary cure rights, requiring the immediate payment of all amounts outstanding under the Senior Credit Facility, which could have a material adverse effect on our business, cash flows, financial condition and results of operations. As of December 31, 2024, we were in compliance with both of the financial covenants and all non - financial covenants under the Senior Credit Facility.

Interest Rate Swaps

As of December 31, 2024, RMM had the following interest rate swaps outstanding, under which it pays a fixed rate and receives a floating interest payment from the counterparty based on SOFR with reference to notional amounts adjusted to match the amended scheduled principal repayments pursuant to the Senior Credit Facility (in thousands):

	Notional
	Amount at	Pay Fixed
Effective Date	December 31, 2024	Rate	Maturity
September 30, 2024	$100,000	2.946%	December 2027
September 30, 2024	$50,000	3.961%	December 2027

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

Dividends

Our ability to pay dividends is restricted by covenants in the Senior Credit Facility. We did not pay any dividends to stockholders during the three months ended December 31, 2024.

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

Contractual and Other Obligations

As of December 31, 2024, there have been no material changes, outside the ordinary course of business, in our contractual obligations since March 31, 2024. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual and Other Obligations” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on May 30, 2024 for information regarding our contractual obligations.

Critical Accounting Policies

As of December 31, 2024, there have been no material changes to our critical accounting policies since March 31, 2024. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on May 30, 2024 for information regarding our critical accounting policies. We believe that our accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. The preparation of our condensed consolidated financial statements in conformity with US GAAP requires us to make estimates and judgments that affect the amounts reported in those condensed consolidated financial statements and the accompanying notes thereto. We believe we have used reasonable estimates and assumptions in preparing the condensed consolidated financial statements. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

Off-Balance Sheet Arrangements

As of December 31, 2024, we had no off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024, as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.

As a result of the material weaknesses in our internal controls over financial reporting, as previously disclosed under Part II “Item 9A, Controls and Procedures” in our Annual Report on Form 10-K for the year ended March 31, 2024 (the “Annual Report”), our principal executive officer and principal financial and accounting officer concluded that during the period covered by this Quarterly Report our disclosure controls and procedures were not effective as of December 31, 2024. Notwithstanding these material weaknesses, management has concluded that the condensed consolidated financial statements included in this Quarterly Report are fairly stated in all material respects in accordance with U.S. GAAP.

Remediation Plan and Status of Material Weaknesses

We continue to take steps to remediate the material weaknesses described in our Annual Report. We continue to retain third party experts on complex technical accounting issues and taxes and are seeking to hire additional accounting personnel with the requisite experience to improve our accounting processes. We are actively improving our risk assessment activities, implementing corrective actions to support our remediation of the material weaknesses previously reported. This includes, but is not limited to, providing training to process and control owners, enhancing relevant policies, procedures, guidelines and documentation templates, implementing new controls and improving documentation supporting existing controls, and enhancing segregation of duties by reducing access to our Enterprise Resource Planning (“ERP”) system. The evaluation over whether these improved control activities have been designed and are operating effectively, is ongoing.

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

Changes in Internal Control over Financial Reporting

Except as disclosed above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We may, from time to time, become involved in various legal and administrative proceedings, claims, lawsuits and/or other actions incidental to the conduct of our business. Some of these legal and administrative proceedings, claims, lawsuits and/or other actions may be material and involve highly complex issues that are subject to substantial uncertainties and could result in damages, fines, penalties, non-monetary sanctions or relief. We recognize provisions for claims or pending litigation when we determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Due to the inherently uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates. As of the date of this Quarterly Report, we are not involved in any legal proceedings that we believe are material.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no other unregistered sales of equity securities during the three months ended December 31, 2024 which have not been previously disclosed on a Current Report on Form 8-K.

There were no repurchases of common stock during the quarter ended December 31, 2024.

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

RESERVOIR MEDIA, INC.

Date: February 5, 2025	By:	/s/ Golnar Khosrowshahi
Name: Golnar Khosrowshahi
Title: Chief Executive Officer (Principal Executive Officer)

Date: February 5, 2025	By:	/s/ Jim Heindlmeyer
Name: Jim Heindlmeyer
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)