Form 10-K
period 2025-03-31
Reservoir Media, Inc.
filed 2025-05-28
CIK 1824403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $163,304,371.

As of May 19, 2025, there were 65,302,651 shares of Common Stock of Reservoir Media, Inc. issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference to the registrant’s definitive proxy statement relating to the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

RESERVOIR MEDIA, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K(“Annual Report”) of Reservoir Media, Inc. (hereinafter the “Company”, the “Registrant”, “our”, “we”, “us”, or “Reservoir”) on Form 10-K contains certain information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and are intended to be covered by the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “predict,” “project,” “target,” “goal,” “intend,” “continue,” “could,” “may,” “might,” “shall,” “should,” “will,” “would,” “plan,” “possible,” “potential,” “estimate,” “seek”, “ongoing”, “objective” and variations and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. In addition, any statements that refer to expectations, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current expectations, projections and beliefs based on information currently available. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Company that may cause its actual business, financial condition, results of operations, performance and/or achievements to be materially different from any future business, financial condition, results of operations, performance and/or achievements expressed or implied by these forward-looking statements. For Reservoir, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, without limitation:

●	market competition, including, among others, competition against other music recording and publishing companies;
●	our ability to identify, sign and retain songwriters and recording artists;
●	the increased expenses associated with being a public company;
●	our international operations, which subject us to the trends and developments of other countries, including the impact of tariffs imposed or threatened by the United States or foreign governments, as well as the fluctuations of the currency exchange rate;
●	our ability to attract and retain key personnel;
●	risks associated with strategic acquisitions or other transactions, including, among others, business acquisitions, combinations, investments and joint ventures;
●	the impact of digital music services on our marketing and distribution and the possible changes in the terms of the licensing agreements with such services, including, among others, those governing royalty rates;
●	the impact of legislation that may affect the terms of our contracts with songwriters and recording artists;
●	the possibility that streaming adoption or revenues may grow less rapidly or level off in the future;
●	the impact of natural or human-made disasters, global health pandemics on our business, cash flows, financial condition and results of operations;
●	our ability to establish effective internal control over financial reporting (“ICFR”) and disclosure controls and procedures (“DCPs”), including our ability to remediate any existing or potential material weakness in ICFR and the timing of any such remediation, as well as the ability to establish and maintain effective DCPs;
●	our ability to obtain, maintain, protect and enforce our intellectual property rights;
●	our involvement in intellectual property litigation, including, among others, any assertions or allegations of infringement or violation of intellectual property rights by third parties;

●	the impact of digital piracy on our business, cash flows, financial condition and results of operations;
●	the impact of Artificial Intelligence (“AI”), including Generative AI on our business;
●	our ability to maintain and protect the information security relating to our employees, customer, vendors and our music;
●	the impact of evolving laws and regulations relating to, among others, data privacy, consumer protection and data protection, as well as the rights granted to songwriters and recording artists under the U.S. Copyright Act;
●	the ability to generate sufficient cash to service all of our indebtedness, and the risk that we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful and depends on many factors, some of which are beyond our control;
●	our indebtedness levels, and the fact that we may be able to incur substantially more indebtedness, which may increase the risks created by our substantial indebtedness;
●	the volatility of our stock price, which could subject us to securities class action litigation;
●	negative reports published by securities or industry analysts, or the lack of research or reports published by such analysts;
●	the potential exercise and/or redemption of our Warrants;
●	future sales by our stockholders and the potential exercise of their registration rights; and
●	other risks and uncertainties, including those listed under Part I, Item 1A.“Risk Factors.”

Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in Part I, Item 1A. “Risk Factors,” and actual results may differ materially from those anticipated in these forward-looking statements. Because some of these risks and uncertainties cannot be predicted or quantified, you should not rely on our forward-looking statements as predictions of future events. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.You should read this Annual Report with the understanding that actual future events or future performance might be materially different from our expectations.

PART I

Item 1.Business

Our Company

Reservoir Media, Inc., together with its wholly-owned subsidiaries (the “Company”, “we”, “our”, “us” and “Reservoir”), is one of the world’s leading independent music companies. We operate a music publishing business, a recorded music business, a management business and a rights management entity in the Middle East.

We have two reportable segments—Music Publishing and Recorded Music. We represent copyrights and master recordings dating back as far as the early 1900s through today, with hundreds of #1 releases worldwide. Our M&A practice is committed to both catalog acquisition and strategic expansion of the roster.

Our Music Publishing business contributed approximately $107.4 million to our revenues for the year ended March 31, 2025, representing approximately 68% of our revenues. The publishing catalog includes historic compositions written and performed by greats like Joni Mitchell, The Isley Brothers, Sonny Rollins, Louis Prima, and John Denver. We also represent contemporary writer-performers such as Snoop Dogg, Sheryl Crow, and Killer Mike, while our roster of active songwriters, including Ali Tamposi, Jamie Hartman, Oak Felder, and Steph Jones, has contributed to hit songs performed by the likes of Ariana Grande, Sabrina Carpenter, SZA, Dua Lipa and more.

Our Recorded Music business contributed approximately $44.3 million to our revenues for the year ended March 31, 2025, representing approximately 28% of our revenues. The Recorded Music business includes Chrysalis Records LTD (“Chrysalis Records”), Tommy Boy Music (“Tommy Boy”) and Reservoir Recordings, which markets and distributes a variety of the Company’s recorded assets, including labels such as Philly Groove Records, Amherst Records, AVCO Records, Jamdown Records, Off Road Records, Easy Street Records and New State Music. Together this label division represents recordings by artists including De La Soul, Queen Latifah, Ben Harper, The Delfonics, Sinéad O’Connor, Coolio, Louis Prima and The Spinners, among others.

Our History

Established in 2007, we are an active music company that owns and administers rights, and our strategy has been to build our business based on strategic acquisitions and long - term ownership of rights.

In 2010, we acquired TVT Music Publishing, which included rap, hip - hop and pop music of the 1990s and 2000s. We then acquired Philly Groove Records, which included our first recorded music assets and additional publishing hits, including the Delfonics’ “Ready or Not Here I Come (Can’t Hide From Love),” which has been covered by artists ranging from The Fugees to Missy Elliot.

In 2012, we acquired Reverb Music and its roster of active songwriters, diversifying holdings in the United Kingdom (“U.K.”) and adding film and television music. We also acquired the FS Media collection of catalogs in 2014, adding the catalogs of Sheryl Crow, John Denver, Billy Strayhorn, Evanescence and Creed, among others.

In 2015, we expanded our catalog of film music by investing in the royalty streams of Hans Zimmer’s portfolio of film scores dating back to 1989’s Driving Miss Daisy and including The Lion King, Gladiator, and the Dark Knight franchise, among others. In 2020, we created a frontline film production music investment initiative with Atlantic Screen Group. In 2022, we invested in the royalty streams of Henry Jackman’s portfolio of film scores, which included those from the Captain America, Jumanji and Kingsman franchises.

We acquired London-based Blue Raincoat Music Ltd and its label platform Chrysalis Records in 2019, thereby adding recorded music operations to our business, as well as the sound recordings of Sinéad O’Connor, The Specials, Generation X, and The Waterboys.

Our 2020 acquisitions of Hearts Bluff and Shapiro Bernstein brought titles from the likes of Elvis, Kool & the Gang, Garth Brooks and Roy Orbison, as well as titles from the turn of the century to our portfolio. Additionally, through more individual or estate acquisitions over the last five years, we have added catalogs from luminaries such as Sonny Rollins, Louis Prima, Bob Crewe, Mannie Fresh, Alabama, Fred Rister and many others.

In 2021, we acquired United States (“U.S.”) based record label Tommy Boy, which gave us ownership over recordings by hip-hop artists whose careers launched via the label, including Queen Latifah, Afrika Bambaataa, Digital Underground, Coolio, De La Soul, House of Pain and Naughty By Nature.

We are focused on being a full service music company and have strategically expanded to include management services through Big Life Management and Blue Raincoat Artists in the U.K. In tandem with this diversification, we have concentrated on markets that we expect to represent much of the future growth in the music industry. To this end, we acquired a stake in PopArabia in January 2020 with a focus on signing artists, acquiring catalogs and establishing a rights management company in the Middle East and North Africa (“MENA”) region.

During the previous five years, we have deployed and committed approximately $640 million in capital through the acquisitions, frontline deals and other initiatives outlined above.

Industry Overview

The global music entertainment industry is experiencing significant growth. Within the larger music entertainment space, the music publishing and recorded music segments are thriving.

Streaming was a key driver for industry growth in 2024. According to the International Federation of the Phonographic Industry (“IFPI”), streaming’s share of global revenues was 69% in 2024, exceeding $20 billion for the first time. Additionally, subscription streaming grew by 9.5% in 2024, representing approximately $15.1 billion or 51.2% of global recorded music revenues. This growth has been driven by an increase in subscribers and usage alike, as well as price increases. The total number of music subscribers globally grew 10.6% to 752 million in 2024, up from 667 million in 2023. Additionally, according to Luminate, an entertainment-focused data analytics company, global on-demand streaming audio increased by approximately 14.0% year-over-year in 2024.

Streaming growth in emerging markets is also having an outsized impact on the industry and global recorded music revenues. The IFPI reports that China remained the fifth largest recorded music market and increased revenues by 9.6%. MENA, as a region, had the fastest growth of recorded music revenue in 2024 at 22.8%, with streaming accounting for 99.5% of that revenue. Sub-Saharan Africa also grew by 22.6%, with revenues surpassing $100 million for the first time.

Beyond growth in paying subscribers, we believe recent developments suggest that streaming pricing may have room for further optimization. In 2024, Spotify increased prices for U.S. premium subscribers, following previous price raises in 2023 in 65 countries for the individual, duo, family and student plans. Spotify has also announced plans for additional subscription tiers at higher costs in 2025. For the second time in 12 months, in 2023, Deezer increased prices for all new premium and family subscriptions in key territories including France, U.K., Spain, Italy and the Netherlands. YouTube increased prices of its individual and family plan tiers on both YouTube Premium and YouTube Music in the U.S. in 2023. In 2022, Apple Music increased prices of its individual and family plans in the U.S., and in 2023 Amazon Music Unlimited increased the prices of both its individual and family subscription plans, with another price rise effective during 2025.

Data across industry reports demonstrates the increasing importance of emerging markets and non-English content, an area in which we have made investments, including in India and MENA. In the Music in the Air 2024 report, Goldman Sachs estimated that emerging markets will contribute to 70% of net streaming subscriber additions by 2030. Luminate also reported that English-speaking countries were losing share to non-English imports, while non-English-speaking countries have local content gaining share. Mexico, Brazil, and India experienced the largest gains in global premium stream share in 2024. In their 2024 Loud & Clear report, Spotify also noted that the artists who generated at least $1 million on the platform recorded music in 17 different languages, more than double from 2017, while the artists who generated at least $100,000 in royalties have recorded music in over 50 languages, also more than double from 2017.

The traditional music revenue sources of live music, touring and physical sales continue to be robust. While physical revenues declined by 3.1% in 2024 set against a very strong performance for the format in 2023, the format still accounted for $4.8 billion in revenue, according to IFPI. Additionally, performance rights revenues experienced 5.9% growth and synchronization revenue continued to grow 6.4% in 2024. According to the IFPI, the recorded music industry experienced a tenth consecutive year of growth in 2024, up 4.8% to $29.6 billion.

In addition to their growing popularity with consumers, emerging music monetization platforms are now proactively engaging with the music entertainment industry to properly compensate rightsholders for use of music. For example, Reservoir has direct licensing agreements with platforms including TikTok, Peloton, Meta and Snap. These emerging music monetization platforms are now a permanent part of the music entertainment industry and have helped expand access to and listenership of music globally.

Regulatory Environment and Trends

Increased government intervention to curb piracy and improve monetization rates for content owners helps secure the future of the industry. We expect government interventions in the U.S. and the European Union (“EU”) to result in additional increased revenues for the music entertainment industry, at least in the near-term.

Music Modernization Act (the “MMA”). In 2018, the U.S. enacted the MMA, which resulted in reforms to music licensing through the regulation of digital music services’ relationships to content owners. This includes improving the way digital music services procure mechanical licenses, requiring digital radio services, such as SiriusXM and Pandora, to make royalty payments to recording artists for recordings before 1972 and providing for direct payments of royalties owed to producers, mixers and engineers when their original works are streamed on non-interactive webcasting services.

Copyright Royalty Board (the “CRB”). The CRB oversees rate courts and publishing royalty rate setting. Historically, the CRB’s issuing of updated royalty rates and terms favoring publishers has been contentious for other stakeholders in the industry (i.e., digital service providers or recorded music companies), whose share of the pie would lessen with increased publishing royalties. As a result, they have appealed recent increases, causing the payment of updated higher royalties to publishers to be delayed at various times. The publishing industry and its advocacy organizations have in turn fought these appeals. Publishers are currently awaiting true-ups from the 2018-2022 increased rate. During 2022, The National Music Publishers’ Association (“NMPA”), the Nashville Songwriters Association International and the Digital Media Association announced a settlement regarding the U.S. mechanical streaming royalty rates for 2023-2027. In December 2022, the CRB published final regulations adopting those headline rates, which escalate from 15.15% of total revenue in 2023 to 15.20% in 2024 and then a half of a tenth of a percentage point increases in each of the next three years, peaking at 15.35% in 2027. This settlement will also change other key factors in U.S. mechanical streaming rates, including increases to per-subscriber minimums and Total Content Costs (“TCC”).

European Union Copyright Directive. In 2019, the EU passed legislation to protect music rightsholders and recording artists. The legislation was designed to limit safe harbors from liability for copyright infringement and to ensure that rightsholders and recording artists are remunerated fairly when their music is shared online by user-uploaded content services.

EU AI Act. In 2023, the European Parliament and the Council of the EU enacted The AI Act, the first-ever legal framework aimed at addressing the risks of AI. The AI Act aims to provide AI developers and deployers with clear requirements and obligations regarding specific uses of AI to protect intellectual property owners and rightsholders.

While there is currently no comprehensive federal legislation or regulations in the U.S. to regulate AI, as of September 2024, there were more than 120 AI bills across industries introduced into U.S. Congress. One such act introduced in November 2024 is the Transparency and Responsibility for Artificial Intelligence Networks (TRAIN) Act, backed by numerous music industry groups, including the three major companies, Sony Music Entertainment, Universal Music Group and Warner Music Group. Among other propositions, the law would require AI developers to disclose the materials they used to train their AI models. Separately, the Content Origin Protection and Integrity from Edited and Deepfaked Media Act (COPIED Act) would, if enacted, make it unlawful to use copyrighted works to train AI without permission.

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

Royalties & Revenue Generation

Music publishers generally generate revenues by receiving royalties pursuant to public performance, digital, mechanical, synchronization and other licenses. In the U.S., music publishers collect and administer mechanical royalties, and statutory rates are established pursuant to the U.S. Copyright Act of 1976, as amended, for the royalty rates applicable to musical compositions for sale and licensing of recordings embodying those musical compositions. In the U.S., public performance income is administered and collected by music publishers and their performing rights organizations, and, in most countries outside the U.S., collection, administration and allocation of both mechanical and performance income are undertaken and regulated by governmental or quasi-governmental authorities. Throughout the world, synchronization licenses are generally subject to negotiation with a prospective licensee, and music publishers pay a contractually required percentage of synchronization income to the songwriters or their heirs and to any co-publishers.

Performance royalties generate revenue through live performance and digital performance of musical compositions to the general public, including via broadcast of musical compositions on television, radio and cable, live performance at a concert or other venue (e.g., arena concerts, nightclubs), broadcast of musical compositions at sporting events, restaurants or bars, and the performance of musical compositions in staged theatrical productions, known as grand rights.

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

Throughout the world, publishers collect performance royalties directly or on behalf of music publishers and songwriters by performance rights organizations and collecting societies. Key performing rights organizations and collecting societies include American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music Inc. (“BMI”) and SESAC in the U.S., the Mechanical-Copyright Protection Society and the Performing Right Society in the U.K., and the Society of Composers, Authors, and Music Publishers of Canada and the Canadian Musical Reproduction Rights Agency in Canada.

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

Reservoir’s Music Publishing Business

The operations of our Music Publishing business are conducted through all our offices, as well as various subsidiaries and sub-publishers. We own or control rights to a vast collection of compositions, including numerous pop hits, American standards, and motion picture and theatrical compositions. Our award-winning catalog boasts a diverse range of genres, including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative and gospel.

As a copyright owner or administrator of musical compositions, we promote, place, market and administer the use of our musical compositions, in addition to the creative outputs of our active songwriters. For example, we encourage recording artists to record and include our musical compositions in their recordings, offer opportunities to include our musical compositions in filmed entertainment, advertisements and digital media, and advocate for the use of our musical compositions in live stage productions. In return, our Music Publishing business garners a share of the revenues generated from use of those musical compositions via the royalties outlined above.

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

While the duration of the administration rights under contracts may vary, some of our contracts grant us ownership and/or administration rights for the duration of copyright. See “—Intellectual Property - Copyrights.” U.S. copyright law permits authors or their estates to terminate an assignment or license of copyright (for the U.S. only) after a set period of time. See “Risk Factors - Risks Related to Intellectual Property and Data Security - We face a potential loss of catalog to the extent that our songwriters or recording artists have a right to recapture rights in their musical compositions or recordings under the U.S. Copyright Act, which may adversely affect our business, cash flows, and financial condition.”

Recorded Music

Recorded Music Industry Overview

The recorded music industry involves the identification and development of artists to create, market and promote recordings (i.e., a specific recording of a composition). According to the IFPI, the recorded music industry generated $29.6 billion of revenue globally in 2024, reflecting year-over-year growth of 4.8%.

Royalties & Revenue Generation

As with Music Publishing, the Recorded Music business also generates royalties but for the use of sound recordings, including digital, physical, synchronization and performance rights. Digital formats include streaming, downloads and the ongoing proliferation of novel access points like video gaming and social media. Physical formats include CDs, vinyl albums and cassettes. Synchronization royalties stem from the use of the musical composition in combination with visual images. In Recorded Music, public performance royalties are known as neighboring rights and are generated through broadcast of music on television, radio and cable and in public spaces such as shops, workplaces, restaurants, bars and clubs. Throughout the world, collection societies in various territories collect royalties from neighboring rights to be distributed to artists, record labels and other sound recordings rights holders.

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

Sales, Distribution & Royalties

We generate revenues from the new releases of frontline artists and our catalog of recordings. We also actively repackage music from our catalog to form new products. Through this distribution network, our music is marketed, distributed and sold to retail and wholesale distributors, various distribution centers and ventures operating internationally, and digital partners, including streaming services. The distribution is handled by a network of partners that includes Proper, PIAS, Secretly, Alliance and MERLIN. All these distributors market, distribute and sell products of independent labels and artists to digital music services, retail and wholesale distributors, and various distribution centers and ventures operating internationally. Secretly and PIAS use select physical product distributors to sell our CDs and vinyl, such as Cinram in Europe and Alliance in the U.S. We also distribute select recordings and video products, including the Tommy Boy catalog, directly to digital music services through licenses we secure via our membership with MERLIN. MERLIN is one of the top global digital rights agencies in the world, negotiating licenses on behalf of many independent record labels, distributors and other music rightsholders.

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

Our frontline recording artists’ contracts generally provide more favorable terms to the recording artist, entitling us to a set number of albums and an exclusive license to exploit those albums for a fixed period of time. In contrast, our catalog recording artists’ contracts typically grant us ownership for the duration of copyright. See “—Intellectual Property - Copyrights.” U.S. copyright law permits authors or their estates to terminate an assignment or license of copyright (for the U.S. only) after a set period of time. See “Risk Factors - Risks Related to Intellectual Property and Data Security - We face a potential loss of catalog to the extent that our songwriters or recording artists have a right to recapture rights in their musical compositions or recordings under the U.S. Copyright Act, which may adversely affect our business, cash flows, and financial condition.”

Our Competitive Strengths

Value Enhancement

Our global synchronization team is dedicated to marketing and licensing our music for use in films, trailers, television shows, advertisements and video games. For the year ended March 31, 2025, our synchronization income accounted for 13% of our total revenues. Digital licensing covers platforms that extend from social media, background music, and home fitness to music education and music therapy. We believe these distribution vehicles pursued by our team are previously unrealized opportunities that bring in new revenue streams to songwriters and artists, ultimately enhancing the value of their intellectual properties.

Platform Positioned for Growth

We have made investments in an infrastructure that we expect to leverage as we continue to scale our Music Publishing business. Within our Recorded Music business, we have completed and integrated the acquisitions of entire labels, including Chrysalis Records, Tommy Boy and New State, and believe we are well-positioned to ingest additional master recordings into our platform resulting in additional operating leverage as we scale.

Well-Positioned to Capitalize on the Growth of the International Music Industry Driven by Streaming

In its 2024 Global Music Report, the IFPI reported that global recorded music industry revenues grew 4.8% in 2024, marking a tenth consecutive year of growth. That growth was driven by streaming revenue, which grew 7.3% overall. In particular, in 2024 paid subscription accounts rose to 752 million users, which accounted for approximately $15.1 billion in revenue, an increase of 9.5% year-over-year, and represented over 51.2% of total global recorded music revenues.

Emerging Markets Presence and Investments in Local Content

According to the IFPI, eight of the top ten global music markets grew revenue year-over-year in 2024, with 55 of the 58 markets the organization monitors recording growth. Notably the fastest growing region included MENA with a 22.8% increase in 2024. Sub-Saharan Africa revenues also rose by 22.6% in 2024. We believe Reservoir’s stake in PopArabia has put us in the position to capture growth in MENA. Since we made this investment, we have signed artists and acquired catalogs from India and the MENA region, ranging from indie tastemakers like Zeid Hamdan to regional superstars like Mohamed Ramadan and Nancy Ajram. We have also established the subsidiary ESMAA, which is a United Arab Emirates-based rights management entity working with global music rights organizations, music publishers, songwriters, record labels and artists to ensure their music and rights are fully administered and licensed in the region.

We continue to be focused on acquiring and developing music content in the emerging markets to capture the higher expected growth in such regions and diversify our catalog with both global and regional content.

Experienced Leadership Team

The team is experienced in the music entertainment business, with a firm commitment to executing on its strategy on an ongoing basis. Reservoir has sustained no executive management turnover since inception, creating a team that has been working together long-term, is incentivized to continue to scale the business and increase shareholder value, and takes pride in their team, their songwriter and artist roster, and our Company.

Advocacy & Educational Efforts

Advocating for our creators is important to our business. We have Board representation at leading industry non-profits across the globe, including MusiCares, Songwriters Hall of Fame, Silkroad, the NMPA, the MLC, International Confederation of Music Publishers (“ICMP”), and the Independent Music Publishers International Forum (“IMPF”), where we lead the charge on advocating for songwriter rights, artist rights and fair compensation.

In addition, Reservoir also supports educational initiatives focused on providing insights on the music industry and preserving the legacies of creators, so their music resonates for generations to come. These initiatives include Founder and Chief Executive Officer

Golnar Khosrowshahi or other staff speaking at Columbia Business School, Oxford University, New York University and Syracuse University, as well as ongoing partnerships with The Door, NewComm and more.

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

Creative Partnership

Our staff has experience identifying and contracting with songwriters and recording artists who are capable of both immediate hits, and the market potential for longevity and lasting impact. To that end we offer tailored support and resources, helping to achieve commercial and critical success.

A key element of our frontline Recorded Music business strategy is the selection of recording artists who we believe are likely to be successful, targeting recording artists who we believe will achieve national, regional and international success. The frontline Recorded Music business line was established in 2019 when we acquired Chrysalis Records and relaunched it as an active frontline record label, signing and developing new talent. Our first frontline release went on to receive critical acclaim, a Mercury Award shortlist nomination and a Grammy nomination.

Many of our catalog artists continue to appeal to audiences long after they cease releasing new music. We endeavor to maximize the value of our catalog of recorded music through innovative marketing initiatives, and we use our catalog as a source of material to curate re-releases, compilations, box sets and special package releases, which provide consumers with incremental exposure to familiar music and recording artists.

Our longstanding relationships within the creative community also provide our creators with a wide network of collaborators, which is an important part of helping their long-term success. Our creative and artist and repertoire (“A&R”) teams are further complemented by our marketing services team, which provides high-touch, bespoke services.

Marketing and Promotion

We are experienced in value enhancement with a proven record of success in marketing and promotion, including via direct relationships at digital music service and social media networks, as well as press, film, television and platforms for music entertainment.

For our Music Publishing business, our goal is to promote our songwriters’ interest in their music, enhance the value of those copyrights and promote their work and legacies as creators. Our goal for our Recorded Music business is to set up new frontline releases from emerging and established acts for success, while furthering the success of catalog releases and legacy artists. With experience across music publishing and recorded music, our marketing team executes long-term campaigns and adapts quickly to changes in the marketplace. In addition, our synchronization team adds value to our songwriters’ and recording artists’ music by marketing and licensing it for use in films, trailers, television shows, advertisements and video games.

Global Reach and Local Expertise

Our team is distributed across our offices from Los Angeles to Abu Dhabi and operates as a global team. The small size of our team allows us to be nimble, and the geographic distribution enables us to look at music through a culturally relevant lens, as necessitated by different regions.

Competition

We believe we are competitive in the music publishing and recorded music industries because of our reputation among creators and content owners and our value enhancement capabilities. In addition to competing against the major music companies, we also compete against the many other independent music companies. To a lesser extent, we compete with other ways consumers use their disposable income for media and entertainment. However, many of these alternatives present an opportunity for monetization for our business (e.g., television, films and video games - all of which contain and license music).

The music publishing industry is highly competitive and dominated by three companies. According to Music & Copyright, Sony Music Publishing, Universal Music Publishing Group and Warner Chappell Music accounted for approximately 60% of global music publishing revenues in 2024. There are many smaller participants, including individual songwriters who self-publish their work, that collectively accounted for the remaining approximately 40% of global music publishing revenues.

The recorded music industry is also highly competitive and dominated by three companies. The three largest recorded music companies - Universal Music Group, Sony Music Entertainment and Warner Music Group - account for approximately 70% of global recorded music revenues, according to Music & Copyright and public company filings. Outside of these three companies there are numerous participants, including independent recorded music companies, that collectively account for approximately 30% of the global recorded music market.

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

Human Capital Resources

As of March 31, 2025, we employed approximately 100 persons worldwide, including temporary and part-time employees, as well as employees that were added through acquisitions. As of March 31, 2025, none of our employees in the U.S. were subject to a collective bargaining agreement, although certain employees within our non-domestic subsidiaries were covered by national labor agreements.

Our human capital resources objectives include attracting, developing and retaining personnel, fostering community, collaboration and creativity among our employees, and supporting our ability to grow our business. To facilitate these objectives, we seek to foster an inclusive and safe workplace, with opportunities for employees to develop their talents and advance their careers.

Corporate Information

Our principal executive offices are located at 200 Varick Street, Suite 801, New York, New York 10014, and our telephone number is (212) 675-0541.

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

We are dependent on signing and retaining songwriters who will write the hit songs of today and the classics of tomorrow. We are also dependent on identifying, signing and retaining recording artists with long - term potential, whose debut music is well received on release, whose subsequent music is anticipated by consumers and whose music will continue to generate sales as part of our catalog for years to come. The competition among music publishing and record companies for such talent is intense. Competition among music publishing and record companies to sell and otherwise market and promote music is also intense. Our competitive position is dependent on our continuing ability to attract and develop songwriters and recording artists whose work can achieve a high degree of public acceptance and who can timely deliver their music to us. Our prospects and financial results may be adversely affected if we are unable to identify, sign and retain such songwriters and recording artists under terms that are economically attractive to us because our prospects and financial results are generally affected by the appeal of our music publishing and recorded music catalogs to consumers.

The industries in which we operate have experienced ongoing consolidation among major music entertainment companies and are driven by rapidly changing consumer preferences. We compete with other music publishing companies and recorded music companies to identify and sign new songwriters and recording artists with the potential to achieve long-term success and to enter into and renew agreements with established songwriters and recording artists. In addition, our competitors may, from time to time, increase the amounts they spend to discover, or to market and promote, songwriters and recording artists or reduce the prices of their music in an effort to expand market share. We may lose business if we are unable to sign successful songwriters or recording artists or to match the prices of the music offered by our competitors. Our music publishing business (the “Music Publishing business”) competes not only with other music publishing companies, but also with songwriters who publish their own works and companies in other industries that may choose to sign direct deals with songwriters or music publishing companies. Our recorded music business (the “Recorded Music business”) competes not only with other recorded music companies, but also with recording artists who may choose to distribute their own works (which has become more practicable as music is distributed online rather than physically) and companies in other industries that may choose to sign direct deals with recording artists or recorded music companies. Our Music Publishing business and Recorded Music business is to a significant extent dependent on technological developments, including access to and selection and viability of innovative technologies, and is subject to potential pressure from competitors as a result of their technological developments. For example, our Recorded Music business may be further adversely affected by technological developments that facilitate the piracy of music, such as Internet peer-to-peer file sharing, by an inability to enforce our intellectual property rights in digital environments and by a failure to further develop successful business models applicable to a digital environment. The Recorded Music business also faces competition from other forms of entertainment and leisure activities, such as cable and satellite television, motion pictures and video games in physical and digital formats.

We may not be able to successfully execute our business strategy which may adversely affect our business, cash flows, financial condition and results of operation.

Our business strategy requires us, among others, to continue to work to maximize the value of our music, to significantly reduce costs to maximize flexibility and adjust to new realities of the market, to continue to work to contain digital piracy and to diversify our revenue streams into growing segments of the music entertainment business by continuing to capitalize on digital distribution and emerging technologies.

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

We are a global company with strong local presences, which have become increasingly important as the popularity of music originating from a country’s own language and culture has increased in recent years. Our mix of national and international songwriters and recording artists is designed to provide a significant degree of diversification. However, our music does not necessarily enjoy universal appeal and, if it does not continue to appeal in various countries, our results of operations could be adversely impacted. As a result, our results of operations can be affected not only by general industry trends, but also by trends, developments or other events in individual countries, including:

●	limited legal protection and enforcement of intellectual property rights;
●	restrictions on the repatriation of capital;
●	fluctuations in interest rates and foreign exchange rates;
●	differences and unexpected changes in regulatory environment, including environmental, health and safety, local planning, zoning and labor laws, rules and regulations;
●	varying tax regimes which could adversely affect our results of operations or cash flows, including regulations relating to transfer pricing and withholding taxes on remittances and other payments by subsidiaries and joint ventures;
●	exposure to different legal standards and enforcement mechanisms and the associated cost of compliance;
●	difficulties in attracting and retaining qualified management and employees or rationalizing our workforce;
●	the impact of tariffs imposed or threatened by the U.S. or foreign governments, duties, export controls and other trade barriers;
●	global economic and retail environment;
●	longer accounts receivable settlement cycles and difficulties in collecting accounts receivable;
●	recessionary trends, inflation and instability of the financial markets; and
●	armed conflicts or political instability.

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

Any future outbreak of contagious disease or other widespread natural disaster could materially and adversely affect our business, cash flows, financial condition and results of operations.

A future pandemic could have an adverse effect on our business, cash flows, financial condition and results of operations. An outbreak of contagious disease, pandemic or other widespread natural disaster could suspend live concert tours, adversely impacting our concert promotion business and its sale of tour merchandise and make it more difficult for artists to engage in marketing efforts around the release of their new recordings. It could delay the release of new recordings by impeding the types of collaboration among artists, songwriters, producers, musicians, engineers and studios which are necessary for the delivery of those recordings. The cessation or significant delay in the production of motion pictures and television programs could negatively affect synchronization revenue in our Music Publishing business and licensing revenue in our Recorded Music business.

For example, it has been widely reported that advertisers reduced their advertising spend as a result of the COVID-19 pandemic. This resulted in a corresponding decline in licensing revenue and, to a lesser extent, ad-supported digital revenue in our Music Publishing business and synchronization, performance and ad-supported digital revenue in our Recorded Music business. While physical revenue streams — mechanical revenue in our Music Publishing business and physical revenue in our Recorded Music business — have declined significantly over the last decade, the virus outbreak has resulted in declines in our physical revenue streams related to disruptions in manufacturing and physical supply chains, the mandated closure of physical retailers, the requirement that people stay in their homes and our decisions to delay the release of new recordings from artists with a more physical consumer base. Any future pandemic or outbreak of contagious disease like the COVID-19 pandemic or other widespread natural disaster could impact our business in a similar way and could have a material adverse effect on our results of operations and financial condition.

Our ability to operate effectively could be impaired if we fail to attract and retain our executive officers and management team which may have a material adverse effect on our business, cash flows, financial condition and results of operations.

We compete with other music entertainment companies and other companies for top talent and our business requires substantial human capital resources. Our ability to successfully implement our business strategy and to operate profitably depends, in part, on our ability to retain key personnel. If key personnel become unable or unwilling to continue in their present positions, our business, cash flows, financial condition and results of operations could be materially adversely affected. We often cannot anticipate such departures and may not be able to promptly replace key leadership personnel. Our key personnel are generally employed on an “at-will” basis. Our success also depends, in part, on our continuing ability to identify, hire, attract, train and develop other highly qualified personnel.

Competition for these employees can be intense, and our ability to hire, attract and retain them depends on our ability to provide competitive compensation. We may not be able to attract, develop or retain qualified personnel in the future, and our failure to do so could adversely affect our business, including the execution of our business strategy. Any failure by our management team to perform as expected may have a material adverse effect on our business, cash flows, financial condition and results of operations.

Failure to achieve and maintain effective internal control over financial reporting (“ICFR”) in accordance with Section 404 of the Sarbanes-Oxley Act could impair our ability to produce timely and accurate financial statements or to comply with applicable regulations and have a material adverse effect on our business, cash flows, financial condition and results of operations.

Our management determined that material weaknesses existed in the ICFR while preparing our consolidated financial statements as of March 31, 2025, 2024 and 2023. Our management also evaluated the effectiveness of our disclosure controls and procedures and determined that, as of March 31, 2025, our disclosure controls and procedures were not effective.

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

Matters impacting our ICFR may cause us to be unable to report our consolidated financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable Nasdaq listing rules, which may result in a breach of the covenants under our $450 million senior secured revolving credit facility (the “Senior Credit Facility”) or future financing arrangements. There also could be a negative reaction in the financial markets due to a loss of investor confidence and the reliability of our consolidated financial statements. Confidence in the reliability of our consolidated financial statements could also suffer if we continue to report a material weakness in our ICFR. This could materially adversely affect our business, cash flows, financial condition and results of operations and lead to a decline in the market price of our Common Stock and Warrants.

A significant portion of our revenues are subject to rate regulation either by government entities or by local third-party collecting societies throughout the world and rates on other income streams may be set by governmental proceedings, which may limit our profitability.

Mechanical royalties and performance royalties are two of the main sources of income to our Music Publishing business and mechanical royalties are a significant expense to our Recorded Music business. In the U.S., mechanical royalty rates are set every five years pursuant to an administrative process under the U.S. Copyright Act, unless rates are determined through industry negotiations, and performance royalty rates are determined by negotiations with performing rights societies, the largest of which, the ASCAP and the BMI, are subject to a consent decree rate-setting process if negotiations are unsuccessful. Outside the U.S., mechanical and performance royalty rates are typically negotiated on an industry-wide basis. In most territories outside the U.S., mechanical royalties are based on a percentage of wholesale prices for physical product and based on a percentage of consumer prices for digital formats. The mechanical and performance royalty rates set pursuant to such processes may adversely affect us by limiting our ability to increase the profitability of our Music Publishing business. If the mechanical and performance royalty rates are set too high, it may also adversely affect us by limiting our ability to increase the profitability of our Recorded Music business. In addition, the rates that our Recorded Music business receives in the U.S. for webcasting and satellite radio are set every five years by an administrative process under the U.S. Copyright Act unless rates are determined through industry negotiations. It is important as revenues continue to shift from physical to diversified distribution channels that we receive fair value for all the uses of our intellectual property as our business model now depends upon multiple revenue streams from multiple sources. The rates set for our Music Publishing and Recorded Music income sources through collecting societies or legally prescribed rate-setting processes could have a material adverse impact on our business prospects.

We may not have full control and ability to direct the operations we conduct through joint ventures which could subject us to increased risk and limit our ability to realize the intended benefits of such joint ventures.

We currently have interests in a number of joint ventures and may in the future enter into further joint ventures as a means of conducting our business. In addition, we structure certain of our relationships with songwriters and recording artists as joint ventures. We may not be able to fully control the operations and the assets of our joint ventures, and we may not be able to make major decisions or may not be able to take timely actions with respect to our joint ventures unless our joint venture partners agree, which could subject us to increased risk and limit our ability to realize the intended benefits of such joint ventures.

As part of our growth strategy, we intend to acquire, combine with or invest in other businesses and will face risks inherent in such transactions which could adversely affect our business, cash flows, financial condition and results of operations.

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

Governments could enact new legislation or could make regulatory determinations that affect the terms of our contracts with songwriters and recording artists which could have a material adverse effect on our business, cash flows, financial condition and results of operations.

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

We are substantially dependent on a limited number of digital music services for the online distribution and marketing of our music, and they are able to significantly influence the pricing structure for online music stores and may not correctly calculate royalties under license agreements which may adversely affect our cash flows, financial condition and results of operation.

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

The obligations associated with being a public company involve significant expenses and require significant resources and management attention, which may divert from our business operations and adversely affect our financial condition.

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we assess, document and test our internal control procedures, and our management is required to assess and issue a report concerning our ICFR. As a result, we incur significant legal, accounting and other expenses. Our management team and many of our other employees need to devote substantial time to compliance and other requirements of being a public company.

In addition, the need to maintain the corporate infrastructure demanded of a public company may also divert management’s attention from implementing our business strategy, which could prevent us from improving our business, financial condition, cash flows and results of operations. We have made, and will continue to make, changes to our internal control over financial reporting, including information technology controls, and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures that we take may not be sufficient to satisfy our obligations as a public company. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition, cash flows and results of operations. In addition, we cannot predict or estimate the amount of additional costs we may incur to comply with these requirements. We anticipate that these costs will continue to increase our administration expenses, particularly when we are required to include our independent registered public accounting firm’s attestation report on ICFR.

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

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy obligations under our indebtedness, which may not be successful and may adversely affect our cash flows and financial condition.

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

Our Charter contains exclusive forum provisions which may have the effect of discouraging lawsuits against us, our directors and officers.

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

The development, deployment, and use of Artificial Intelligence (AI), including Generative AI, presents challenges for protecting our intellectual property and the rights of our artists and songwriters and could adversely affect our business and results of operation.

As with many technological innovations, AI and machine learning technologies, also presents additional risks and challenges that could affect our business. AI and machine learning technologies are complex and rapidly evolving and the potential for AI-generated music has also introduced new challenges for protecting our intellectual property and other rights of our artists and songwriters. Along with an uncertain regulatory environment, these challenges include new forms of intellectual property infringement through the unauthorized reproduction of copyrighted works and the name, images, likeness and voices of our artists and songwriters to “train” AI applications and to create unauthorized derivative works. This issue is the subject of litigation in the U.S. If third parties are legally permitted to use our copyrighted materials without our consent to train an AI model that could create vast quantities of new musical works to compete with and dilute the impact of our copy protected material on digital music services, it could have a significant adverse effect on our business.

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

The U.S. government, including Congress, the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for even greater regulation for the collection of information concerning consumer behavior on the Internet and mobile platforms, including regulation aimed at restricting certain targeted advertising practices, the use of location data and disclosures of privacy practices in the online and mobile environments, including with respect to online and mobile applications. State governments are engaged in similar legislative and regulatory activities (including the California Consumer Privacy Act (“CCPA”) effective on January 1, 2020, the California Privacy Rights and Enforcement Act, effective January 1, 2023 and other analogous statutes more recently in other states). The effects of CCPA and these other recently adopted laws includes an increased ability of individuals to control the use of their personal data; heightened transparency obligations, increased obligations of companies to maintain the security of data; and increased exposure to fines or damages for companies that do not accord individuals their specified privacy rights, that experience data breaches or that do not maintain cybersecurity at certain levels of quality.

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

We face a potential loss of catalog to the extent that our songwriters or recording artists have a right to recapture rights in their musical compositions or recordings under the U.S. Copyright Act, which may adversely affect our business, cash flows, and financial condition.

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

Risks Related to Our Common Stock and Warrants

The market price of our Common Stock and Warrants is volatile and may fluctuate from period to period, and you may lose some or all of your investment.

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

As of March 31, 2025, our outstanding Warrants included 5,750,000 publicly-traded warrants (the “Public Warrants”), which were issued during ROCC’s initial public offering on December 15, 2020, and 137,500 warrants sold in a private placement to ROCC’s sponsor (the “Private Warrants”). Each whole Warrant entitles the registered holder to purchase one whole share of Common Stock at a price of $11.50 per share. To the extent such Warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants may be exercised could adversely affect the prevailing market price of our Common Stock.

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

We may be unable to maintain the listing of our securities on Nasdaq in the future and an active trading market in our Common Stock and Warrants may not be maintained.

If we fail to meet the continued listing requirements and Nasdaq delists our Common Stock or Warrants, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our Common Stock and Warrants;

●	a limited amount of news and analyst coverage for us; and
●	a decreased or complete loss of ability to issue additional securities or obtain additional financing in the future.

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

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our Common Stock or Warrants less attractive to investors which may result in a less active trading market for our Common Stock or Warrants.

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (i)(x) March 31, 2026, (y) the date on which we have total annual gross revenue of at least $1.235 billion, or (z) the date on which we are deemed to be a large accelerated filer, which means the market value of shares of our Common Stock and Warrants that are held by non-affiliates exceeds $700 million as of the prior September 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

We maintain robust and comprehensive processes, procedures and controls to protect and secure our information systems and data infrastructure from cybersecurity threats. Our cybersecurity program is led by our Vice President of Technology, who functions as our chief information security officer (“CISO”). Our CISO has over 20 years of experience in information technology leadership and information security, serving in roles of increasing responsibility within private and public companies. Our cybersecurity program interfaces with other functional areas within the Company, including but not limited to our business segments and information technology (“IT”) and legal departments, as well as external third-party partners, to identify and understand potential cybersecurity threats, including those associated with any third-party service providers we may use. We regularly assess and update our processes, procedures and management techniques in light of ongoing cybersecurity developments. We also have a cybersecurity specific risk assessment process, which helps identify our cybersecurity threat risks by comparing our processes to standards set by the International Organization for Standardization (“ISO”).

Our cybersecurity risk program is integrated into our overall enterprise risk management assessment, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program. Internally, the CISO coordinates oversight of reviewing security alerts, identifying and monitoring ongoing and potential cybersecurity threats, evaluating strategic business impacts of cybersecurity threats and developing programs and initiatives to educate our employees regarding cybersecurity. The CISO also manages our Incident Response Team, which includes a team comprised of executives from various cross - functional management teams, internal technical support roles and external third - party service providers. The Incident Response Team will analyze and, as necessary, escalate cybersecurity incidents both internally and with third - party service providers based on type and severity of the specific incident.

We also require cybersecurity training for relevant employees, focusing on the appropriate protection and security of confidential company and third-party information. The IT team provides regular updates to senior management on various cybersecurity threats, assessments and findings, and the effectiveness of the Company’s cyber risk management program. Our Board of Directors through the Audit Committee oversees our risk management, including our information technology and cybersecurity policies, procedures, and risk assessments. Management reports to our Disclosure Committee and Board of Directors on information security matters as necessary, regarding any significant cybersecurity incidents, as well as any incidents with lesser impact potential.

As of the date of this Form 10-K, the Company is not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition and that are required to be reported in this Form 10-K. However, the sophistication of cyber threats continues to increase, and the preventative actions we have taken and continue to take to reduce the risk of cyber incidents and protect our systems and information may not successfully protect against all cyber incidents. Should any reportable cybersecurity incident arise, our management shall promptly report such matters to our Board of Directors for further action, including regarding the appropriate disclosure in accordance with SEC regulations, mitigation, and other response or actions that the Board of Directors deems appropriate. For more information on how cybersecurity risk may materially affect our business strategy, results of operations, or financial condition, please refer to Item 1A Risk Factors–If we or our service providers do not maintain the security of information relating to our customers, employees and vendors and our music, security information breaches through cyber security attacks or otherwise could damage our reputation with customers, employees, vendors and artists, and we could incur substantial additional costs, become subject to litigation and our results of operations and financial condition could be adversely affected.”

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

Item 3.Legal Proceedings

We are subject to claims and contingencies in the ordinary course of business. We believe that losses resulting from these matters that existed at March 31, 2025, if any, would not have a material adverse effect on our business, cash flows, financial condition and results of operations. Even if any particular litigation or claim is not resolved in a manner that is adverse to our interests, such litigation can have a negative impact on us because of defense and settlement costs, diversion of management resources from our business, and other factors. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Stockholders

Our Common Stock is traded on The Nasdaq Stock Market LLC (the “Nasdaq”) under the symbol “RSVR” as of July 29, 2021. Our Warrants to purchase one share of Common Stock, each at an exercise price of $11.50 per share, trade on the Nasdaq under the symbol “RSVRW” as of the same date.

On May 19, 2025, there were three registered holders of record of our Common Stock. This does not include the number of stockholders who hold our Common Stock through banks, brokers, and other financial institutions.

Dividend Policy

Our ability to pay dividends to Reservoir Media, Inc.’s stockholders is restricted by the Senior Credit Facility. We have not paid any dividends to Reservoir Media, Inc.’s stockholders to date and have no plans to do so in the immediate future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to potentially repay any indebtedness and, therefore, we do not anticipate paying any cash dividends to Reservoir Media, Inc.’s stockholders in the foreseeable future. Any future determination to pay dividends to Reservoir Media, Inc.’s stockholders will be at the discretion of our Board, subject to compliance with covenants in current and future agreements governing our and our subsidiaries’ indebtedness, and will depend on our results of operations, financial condition, capital requirements and other factors that our Board may deem relevant.

Purchases of Equity Securities

There were no repurchases of common stock during the quarter ended March 31, 2025.

Recent Sales of Unregistered Equity Securities

There have been no other unregistered sales of equity securities during the year ended March 31, 2025, which have not been previously disclosed on a Current Report on Form 8-K.

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

Introduction

We are a holding company that conducts substantially all of our business operations through Reservoir Media Management, Inc. (“RMM”). RMM is one of the world’s leading independent music companies. We operate a music publishing business, a recorded music business, a management business and a rights management entity in the Middle East.

Our fiscal year ends on March 31. Unless otherwise noted, all references to Fiscal 2025 represent the fiscal year ended March 31, 2025 and all references to Fiscal 2024 represent the fiscal year ended March 31, 2024.

Business Overview

We are an independent music company operating in music publishing and recorded music. Both of our business areas are populated with hit songs dating back to the early 1900s and represent an array of artists across genres and geography. Consistent with how we classify and operate our business, our company is organized in two reportable segments: Music Publishing and Recorded Music. A brief description of each segment’s operations is presented below.

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

The operations of our Music Publishing business are conducted principally through RMM, our global music publishing company headquartered in New York City, with operations in multiple countries through various subsidiaries, affiliates and nonaffiliated licensees and sub-publishers. We own or control rights to a vast collection of musical compositions, including numerous pop hits, American standards, and motion picture and theatrical compositions. Assembled over many years, our catalog represents a diverse range of genres, including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative and gospel. In addition to the catalog, we represent many active songwriters who are consistently generating new music.

Music Publishing revenues are derived from five main sources:

●	Digital––the rightsholder receives revenues with respect to musical compositions embodied in recordings distributed in streaming services, download services and other digital music services;
●	Performance––the rightsholder receives revenues if the musical composition is performed publicly through broadcast of music on television, radio and cable and in retail locations (e.g., bars and restaurants), live performance at a concert or other venue (e.g., arena concerts and nightclubs), and performance of music in staged theatrical productions;
●	Synchronization––the rightsholder receives revenues for the right to use the musical composition in combination with visual images such as in films or television programs, television commercials and video games;
●	Mechanical––the rightsholder receives revenues with respect to musical compositions embodied in recordings sold in any machine-readable format or configuration such as vinyl, CDs and DVDs; and
●	Other––the rightsholder receives revenues for use in sheet music and other uses.

The principal costs associated with our Music Publishing business are as follows:

●	Writer Royalties and Other Publishing Costs––the A&R costs associated with (i) paying royalties to songwriters, co-publishers and other copyright holders in connection with income generated from the uses of their works and (ii) signing and developing songwriters, all of which are classified as cost of revenue; and
●	Administration Expenses––the costs associated with general overhead, and other administrative expenses, as well as selling and marketing.

Recorded Music Segment

Our Recorded Music business consists of three types of sound recording rights ownership. First is the active marketing, promotion, distribution, sale and licensing of newly created frontline sound recordings from current artists that we own and control (“Current Artist”). This is a new area of focus for us and does not yet produce significant revenue. The second is the active marketing, promotion, distribution, sale and license of previously recorded and subsequently acquired catalog recordings (the “Catalog”). The third is acquisition of full or partial interests in existing record labels, sound recording catalogs or income rights to a royalty stream associated with an established recording artist or producer contract in connection with existing sound recordings. Acquisition of these income participation interests are typically in connection with recordings that are owned, controlled, and marketed by other record labels.

Our recorded music businesses are both primarily handled by our Chrysalis Records label based in London and our Tommy Boy label based in New York City. In addition, we own and manage some select Catalog recorded music under our Philly Groove Records and Reservoir Recordings labels. We have a small roster of Current Artists for whom we release new music. We also own income participation interests in recordings by The Isley Brothers, The Commodores, Wisin and Yandel, Alabama and Travis Tritt, and an interest in the Loud Records catalog containing recordings by the Wu-Tang Clan. Our core Catalog includes recordings under the Chrysalis Records label by artists such as Sinéad O’Connor, The Specials, Generation X and The Waterboys, and De La Soul, as well as recordings under the Tommy Boy record label by artists such as House of Pain, Naughty By Nature, and Queen Latifah.

Our Current Artist and Catalog recorded music distribution is handled by a network of distribution partners. Chrysalis Records’ current frontline releases are distributed through Secretly Distribution, with prior frontline releases distributed via PIAS. Chrysalis Records and Tommy Boy catalogues are distributed via our agreements with MERLIN, AMPED, Proper and other partners.

Through our distribution network, our music is sold in physical retail outlets as well as in physical form to online physical retailers, such as amazon.com, and distributed in digital form to an expanding universe of digital partners, including streaming services such as Amazon, Apple, Deezer, SoundCloud, Spotify, Tencent Music Entertainment Group and YouTube; radio services such as iHeart Radio and SiriusXM; and to download services. We also license music digitally to fitness platforms such as Apple Fitness+, Equinox, Hydrow and Peloton and to social media outlets, such as Facebook, Instagram, TikTok and Snap.

Recorded Music revenues are derived from four main sources:

●	Digital––the rightsholder receives revenues with respect to streaming and download services;
●	Physical––the rightsholder receives revenues with respect to sales of physical products such as vinyl, CDs and DVDs;
●	Neighboring Rights–– the rightsholder receives royalties if sound recordings are performed publicly through broadcast of music on television, radio, and cable, and in public spaces such as shops, workplaces, restaurants, bars and clubs; and
●	Synchronization––the rightsholder receives royalties or fees for the right to use sound recordings in combination with visual images such as in films or television programs, television commercials and video games

The principal costs associated with our Recorded Music business are as follows:

●	Artist Royalties and Other Recorded Costs––the A&R costs associated with (i) paying royalties to recording artists, producers, songwriters, other copyright holders and trade unions, (ii) signing and developing recording artists and (iii) creating master recordings in the studio; and product costs to manufacture, package and distribute products to wholesale and retail distribution outlets, all of which are classified as cost of revenue; and
●	Administration Expenses––the costs associated with general overhead and other administrative expenses as well as the costs associated with the promotion and marketing of recording artists and music, including costs to produce music videos for promotional purposes and artist tour support.

Use of Non-GAAP Financial Measures

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”). However, this Management’s Discussion and Analysis of Financial Condition and Results of Operations also contains certain non-GAAP financial measures to assist readers in understanding our performance. Non-GAAP financial measures either exclude or include amounts that are not reflected in the most directly comparable measure calculated and presented in accordance with GAAP. Where non-GAAP financial measures are used, we have provided the most directly comparable measures calculated and presented in accordance with U.S. GAAP, a reconciliation to GAAP measures and a discussion of the reasons why management believes this information is useful to them and may be useful to investors.

Results of Operations

Income Statement

Our income statement was comprised of the following amounts (in thousands):

			Fiscal 2025
	Fiscal	Fiscal	vs. Fiscal 2024
	2025	2024	$ Change	% Change
Revenues	$158,706	$144,856	$13,850	10%
Costs and expenses:
Cost of revenue	57,430	55,478	1,952	4%
Amortization and depreciation	26,299	24,986	1,313	5%
Administration expenses	39,915	39,816	99	—
Total costs and expenses	123,645	120,280	3,365	3%

Operating income	35,061	24,576	10,485	43%

Interest expense	(21,883)	(21,088)	(795)	4%
Gain (loss) on foreign exchange	578	(102)	680	NM
Loss on fair value of swaps	(4,214)	(1,125)	(3,089)	NM
Other income (expense), net	330	(1,089)	1,419	(130)%
Income before income taxes	9,872	1,172	8,700	NM
Income tax expense	2,141	335	1,806	NM
Net income	7,731	837	6,894	NM
Net loss (income) attributable to noncontrolling interests	19	(192)	211	(110)%
Net income attributable to Reservoir Media, Inc.	$7,750	$645	$7,105	NM

NM - Not meaningful

Revenues

Our revenues were comprised of the following amounts (in thousands):

			Fiscal 2025
	Fiscal	Fiscal	vs. Fiscal 2024
	2025	2024	$ Change	% Change
Revenue by Type
Digital	$60,520	$51,572	$8,948	17%
Performance	21,090	22,796	(1,705)	(7)%
Synchronization	18,227	15,144	3,084	20%
Mechanical	3,859	3,428	431	13%
Other	3,714	3,254	460	14%
Total Music Publishing	107,412	96,193	11,219	12%

Digital	30,738	26,900	3,838	14%
Physical	6,158	8,943	(2,786)	(31)%
Neighboring rights	4,218	3,611	607	17%
Synchronization	3,136	2,911	224	8%
Total Recorded Music	44,250	42,367	1,884	4%

Other revenue	7,043	6,296	747	12%
Total Revenue	$158,706	$144,856	$13,850	10%

			Fiscal 2025
	Fiscal	Fiscal	vs. Fiscal 2024
	2025	2024	$ Change	% Change
Revenue by Geographical Location
U.S. Music Publishing	$62,187	$56,253	$5,934	11%
U.S. Recorded Music	24,388	23,255	1,134	5%
U.S. Other Revenue	7,043	6,296	747	12%
Total U.S.	93,619	85,803	7,816	9%
International Music Publishing	45,225	39,941	5,285	13%
International Recorded Music	19,862	19,112	750	4%
Total International	65,087	59,053	6,034	10%
Total Revenue	$158,706	$144,856	$13,850	10%

Revenues

Total revenues increased by $13,850 thousand, or 10%, during Fiscal 2025 compared to Fiscal 2024, driven by a 12% increase in Music Publishing revenue, a 4% increase in Recorded Music revenue, and a 12% increase in Other revenue related to the Company’s artist management business. Music Publishing revenues represented 68% and 66% of total revenues during Fiscal 2025 and Fiscal 2024, respectively. Recorded Music revenues represented 28% and 29% of total revenues during Fiscal 2025 and Fiscal 2024, respectively. U.S. and international revenues represented 59% and 41% of total revenues, respectfully, during Fiscal 2025 and Fiscal 2024.

Total digital revenues increased by $12,786 thousand, or 16%, during Fiscal 2025 compared to Fiscal 2024. Total digital revenues represented 58% and 54% of consolidated revenues during Fiscal 2025 and Fiscal 2024, respectively.

Music Publishing revenues increased by $11,219 thousand, or 12%, during Fiscal 2025 compared to Fiscal 2024. This increase in Music Publishing revenue was mainly driven by revenue from the existing catalog, which benefitted from price increases at multiple music streaming services that contributed to an increase in digital revenue, and acquisitions of catalogs. Additionally, synchronization revenue increased during Fiscal 2025, driven primarily by the timing of licenses. These factors were partially offset by a decrease in performance revenue, partially due to the timing of hit songs.

On a geographic basis, U.S. Music Publishing revenues represented 58% of total Music Publishing revenues during Fiscal 2025 and Fiscal 2024. International Music Publishing revenues represented 42% of total Music Publishing revenues during Fiscal 2025 and Fiscal 2024.

Recorded Music revenues increased by $1,884 thousand, or 4%, during Fiscal 2025 compared to Fiscal 2024. This increase in Recorded Music revenue includes royalty recoveries during Fiscal 2025 related to underreported usage for music catalogs (the “Royalty Recovery”). In addition to the Royalty Recovery, Recorded Music revenue also benefited from continued growth at music streaming services and price increases at multiple music streaming services, and the acquisition of new catalogs. These increases were partially offset by a decrease in physical revenue after robust sales of new De La Soul releases in Fiscal 2024.

On a geographic basis, U.S. Recorded Music revenues represented 55% of total Recorded Music revenues during Fiscal 2025 and Fiscal 2024. International Recorded Music revenues represented 45% of total Recorded Music revenues during Fiscal 2025 and Fiscal 2024.

Cost of Revenue

Our cost of revenue was comprised of the following amounts (in thousands):

			Fiscal 2025
	Fiscal	Fiscal	vs. Fiscal 2024
	2025	2024	$ Change	% Change
Writer royalties and other publishing costs	$45,161	$41,867	$3,294	8%
Artist royalties and other recorded music costs	12,269	13,611	(1,342)	(10)%
Total cost of revenue	$57,430	$55,478	$1,952	4%

Cost of revenue increased by $1,952 thousand, or 4%, during Fiscal 2025 compared Fiscal 2024, primarily as a result of an increase in revenues. Cost of revenue as a percentage of revenues decreased to 36% during Fiscal 2025 from 38% during Fiscal 2024, reflecting decreases in cost of revenue as a percentage of revenue for the Music Publishing and Recorded Music segments, as well as an increase in Other revenue related to the Company’s artist management business, which does not have a corresponding cost of revenue.

Writer royalties and other publishing costs for the Music Publishing segment increased by $3,294 thousand, or 8%, during Fiscal 2025 compared to Fiscal 2024, primarily as a result of the increase in Music Publishing revenues. Writer royalties and other publishing costs as a percentage of Music Publishing revenues decreased to 42% during Fiscal 2025 from 44% during Fiscal 2024, driven primarily by the change in the mix of revenues by type and songwriting clients with their specific contractual royalty rates being applied to the revenues.

Artist royalties and other recorded music costs for the Recorded Music segment decreased by $1,342 thousand, or 10%, during Fiscal 2025 compared to Fiscal 2024, primarily as a result of the decrease in physical sales. Artist royalties and other recorded music costs as a percentage of Recorded Music revenues decreased to 28% during Fiscal 2025 from 32% during Fiscal 2024, driven primarily by the change in the mix of sales by type to a lower percentage of physical sales, which carry higher costs than other types of revenues, and the Royalty Recovery, which did not have a corresponding cost of revenue.

Amortization and Depreciation

Our amortization and depreciation expenses are comprised of the following amounts (in thousands):

			Fiscal 2025
	Fiscal	Fiscal	vs. Fiscal 2024
	2025	2024	$ Change	% Change
Music Publishing amortization and depreciation	$18,691	$18,966	$(276)	(1)%
Recorded Music amortization and depreciation	7,512	5,925	1,588	27%
Other amortization and depreciation	96	95	2	2%
Total amortization and depreciation	$26,299	$24,986	$1,313	5%

Amortization and depreciation expense increased by $1,313 thousand, or 5%, during Fiscal 2025 compared to Fiscal 2024, primarily driven by the acquisition of additional music catalogs.

Administration Expenses

Our administration expenses are comprised of the following amounts (in thousands):

			Fiscal 2025
	Fiscal	Fiscal	vs. Fiscal 2024
	2025	2024	$ Change	% Change
Music Publishing administration expenses	$24,907	$25,442	$(535)	(2)%
Recorded Music administration expenses	9,232	9,615	(383)	(4)%
Other administration expenses	5,777	4,759	1,018	21%
Total administration expenses	$39,915	$39,816	$99	—

Total administration expenses were relatively flat during Fiscal 2025 compared to Fiscal 2024, reflecting the nonrecurrence of $2,700 thousand related to the write-off of recoupable legal expenses and attorneys’ fees incurred in connection with the Royalty Dispute described in Note 16, “Contingencies and Commitments” to the accompanying consolidated financial statements (the “Recoupable legal fee write-off”), partially offset by an increase in costs to support the Company’s growth, as well as an increase in Other administration expenses. Expressed as a percentage of revenues, administration expenses decreased to 25% during Fiscal 2025 from 27% during Fiscal 2024, primarily as a result of the nonrecurrence of the Recoupable legal fee write-off and improved operating leverage as revenues increased.

Music Publishing administration expenses decreased by $535 thousand, or 2%, during Fiscal 2025 compared to Fiscal 2024. Expressed as a percentage of revenues, Music Publishing administration expenses decreased to 23% during Fiscal 2025 from 26% during Fiscal 2024, primarily as a result of the nonrecurrence of the Recoupable legal fee write-off.

Recorded Music administration expenses decreased by $383 thousand, or 4%, during Fiscal 2025 compared to Fiscal 2024. Expressed as a percentage of revenue, Recorded Music administration expenses decreased to 21% during Fiscal 2025 from 23% during Fiscal 2024, primarily due to taking advantage of operating leverage on the Recorded Music platform.

Other administration expenses increased by $1,018 thousand, or 21%, during Fiscal 2025 compared to Fiscal 2024, primarily due to selling expenses associated with our artist management business, consisting mostly of manager compensation.

Operating Income

Operating income increased by $10,485 thousand, or 43%, during Fiscal 2025 compared to Fiscal 2024, primarily driven by revenue growth, an improvement in cost of revenue as a percentage of revenues and the nonrecurrence of the Recoupable legal fee write-off. Operating income margin (operating income expressed as a percentage of revenues) increased to 22% during Fiscal 2025 compared to 17% during Fiscal 2024, primarily as a result of an improvement in cost of revenue as a percentage of revenues, the nonrecurrence of the Recoupable legal fee write-off and improved operating leverage as revenues increased.

Music Publishing operating income increased by $8,736 thousand, or 88%, during Fiscal 2025 compared to Fiscal 2024, primarily driven by revenue growth, an improvement in cost of revenue as a percentage of revenues and the nonrecurrence of the Recoupable legal fee write-off. Music Publishing operating income margin increased to 17% during Fiscal 2025 compared to 10% during Fiscal 2024, primarily as a result of an improvement in cost of revenue as a percentage of revenues, the nonrecurrence of the Recoupable legal fee write-off and improved operating leverage as revenues increased.

Recorded Music operating income increased by $2,021 thousand, or 15%, during Fiscal 2025 compared to Fiscal 2024, primarily driven by revenue growth, an improvement in cost of revenue as a percentage of revenues and a decrease in Administration expenses. Recorded Music operating income margin increased to 34% during Fiscal 2025 compared to 31% during Fiscal 2024, primarily as a result of an improvement in cost of revenue as a percentage of revenues and improved operating leverage as revenues increased.

Interest Expense

Interest expense increased by $795 thousand, or 4% during Fiscal 2025 compared to Fiscal 2024. The increase in interest expense was driven primarily by an increase in borrowings due to use of funds in acquisitions of music catalogs and writer signings and an increase in effective interest rates. The Company’s interest expense increased on the portions of its borrowings that are hedged beginning in October 2024, as its previous swap contracts matured on September 30, 2024, and new swap contracts became effective on the same date. These factors were partially offset by the nonrecurrence of $620 thousand incurred in connection with settlement of the Royalty Dispute described in Note 16, “Contingencies and Commitments” to the accompanying consolidated financial statements.

Gain (Loss) on Foreign Exchange

Gain on foreign exchange was $578 thousand during Fiscal 2025 compared to a loss on foreign exchange of $102 thousand during Fiscal 2024. This change was due to fluctuations in the two foreign currencies we are directly exposed to, namely the British pound sterling and the euro.

Loss on Fair Value of Swaps

Loss on fair value of swaps was $4,214 thousand during Fiscal 2025 compared to $1,125 thousand during Fiscal 2024. This change was due to the marking to market of our interest rate swap hedges. This change was driven primarily by the September 2024 decrease in the Secured Overnight Financing rate (“SOFR”), as well as the time value of the swaps that expired on September 30, 2024, partially offset by marking to market our current interest rate swap hedges.

Other Income (Expense), Net

Other income, net during Fiscal 2025 consisted of a $104 thousand gain recorded on the disposal of an equity investment during the period (the “Investment Gain”) and the Company’s share of proceeds related to underreported usage for acquired music catalogs that pertained to periods prior to the Company’s acquisition of the music catalogs, which totaled $823 thousand (the “Recovery Income”). These factors were partially offset by a $500 thousand impairment of an investment (the “2025 Investment Write-down”) and the Company’s share of loss recorded by an equity method investment (the “EMI Loss”). Other expense, net during Fiscal 2024 consisted primarily of a $991 thousand impairment to write-down an equity investment to its estimated fair value (the “2024 Investment Write-down”). See Note 2, “Summary of Significant Accounting Policies – Investments in Equity Affiliates” to the accompanying consolidated financial statements for discussion about the Investment Gain, 2025 Investment Write-down and 2024 Investment Write-down.

Income Tax Expense

Income tax expense increased to $2,141 thousand during Fiscal 2025 compared to $335 thousand during Fiscal 2024. The increase in the income tax expense during Fiscal 2025 was primarily due to the increase of income before income taxes, partially offset by a lower effective income tax rate.

The Company’s effective income tax rate during Fiscal 2025 was 21.7% compared to 28.6% during Fiscal 2024. The decrease in the effective income tax rate during Fiscal 2025 reflects the non-recurrence of incremental tax expense due to a non-deductible impairment charge to write-down an equity investment in the U.K. to its estimated fair value, which increased the Company’s effective income tax rate by 21.1% during Fiscal 2024. Additionally, the Fiscal 2025 effective income tax rate reflects return to provision reconciliation related to certain international tax liabilities, as well as an increase in earnings, which reduced the relative impact of statutory limitations on certain deductions. These factors were partially offset by the non-recurrence of an incremental tax benefit arising from a change in estimate of the applicable tax rate used to measure the Company’s state and local deferred tax liabilities in the U.S., which decreased the Company’s effective income tax rate by 34.6% during Fiscal 2024.

Net Income

Net income increased by $6,894 thousand, to $7,731 thousand during Fiscal 2025 compared to $837 thousand during Fiscal 2024, driven primarily by a $10,485 thousand increase in operating income and a $1,419 increase in other income (expense), net during 2025. These factors were partially offset by a $3,089 thousand increase in Loss on fair value of swaps and a $1,806 thousand increase in income tax expense during Fiscal 2025.

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

Reconciliation of Operating Income to OIBDA

We use OIBDA as our primary measure of financial performance. The following tables reconcile operating income to OIBDA (in thousands):

	Consolidated
			Fiscal 2025
	Fiscal	Fiscal	vs. Fiscal 2024
	2025	2024	$ Change	% Change
Operating income	$35,061	$24,576	$10,485	43%
Amortization and depreciation expenses	26,299	24,986	1,313	5%
OIBDA	$61,360	$49,562	$11,798	24%

OIBDA Margin	39%	34%

	Music Publishing
			Fiscal 2025
	Fiscal	Fiscal	vs. Fiscal 2024
	2025	2024	$ Change	% Change
Operating income	$18,654	$9,918	$8,736	88%
Amortization and depreciation expenses	18,691	18,966	(276)	(1)%
OIBDA	$37,345	$28,884	$8,460	29%

OIBDA Margin	35%	30%

	Recorded Music
			Fiscal 2025
	Fiscal	Fiscal	vs. Fiscal 2024
	2025	2024	$ Change	% Change
Operating income	$15,237	$13,216	$2,021	15%
Amortization and depreciation expenses	7,512	5,925	1,588	27%
OIBDA	$22,749	$19,141	$3,609	19%

OIBDA Margin	51%	45%

OIBDA

OIBDA increased by $11,798 thousand, or 24%, during Fiscal 2025 compared to Fiscal 2024, driven by an $8,460 thousand increase in Music Publishing OIBDA and a $3,609 thousand increase in Recorded Music OIBDA. Expressed as a percentage of revenue, OIBDA

Margin increased to 39% during Fiscal 2025 from 34% during Fiscal 2024, primarily as a result of a decrease in cost of revenue as a percentage of revenues, the nonrecurrence of the Recoupable legal fee write-off and improved operating leverage as revenues increased.

Music Publishing OIBDA increased by $8,460 thousand, or 29%, during Fiscal 2025 compared to Fiscal 2024. Expressed as a percentage of revenue, Music Publishing OIBDA Margin increased to 35% during Fiscal 2025 compared to 30% during Fiscal 2024, reflecting a decrease in cost of revenue as a percentage of revenues, the nonrecurrence of the Recoupable legal fee write-off and improved operating leverage as revenues increased.

Recorded Music OIBDA increased by $3,609 thousand, or 19% during Fiscal 2025 compared to Fiscal 2024. Expressed as a percentage of revenue, Recorded Music OIBDA Margin increased to 51% during Fiscal 2025 from 45% during Fiscal 2024, reflecting a decrease in cost of revenue as a percentage of revenues and improved operating leverage as revenues increased.

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

			Fiscal 2025
	Fiscal	Fiscal	vs. Fiscal 2024
	2025	2024	$ Change	% Change
Net income	$7,731	$837	$6,894	NM
Income tax expense	2,141	335	1,806	NM
Interest expense	21,883	21,088	795	4%
Amortization and depreciation	26,299	24,986	1,313	5%
EBITDA	58,054	47,246	10,808	23%
(Gain) loss on foreign exchange(a)	(578)	102	(680)	NM
Loss on fair value of swaps(b)	4,214	1,125	3,089	NM
Non-cash share-based compensation(c)	4,385	3,387	999	29%
Recoupable legal fee write-off(d)	—	2,695	(2,695)	(100)%
Other (income) expense, net(e)	(330)	1,089	(1,419)	(130)%
Adjusted EBITDA	$65,745	$55,644	$10,102	18%

NM - Not meaningful

(a) Reflects the loss (gain) on foreign exchange fluctuations.

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

(e) Reflects the Investment Gain, Recovery Income, 2025 Investment Write-down and EMI Loss during Fiscal 2025 and reflects the 2024 Investment Write-down during Fiscal 2024.

Consolidated Adjusted EBITDA increased by $10,102 thousand, or 18%, during Fiscal 2025 compared to Fiscal 2024, primarily as a result of revenue growth, a decrease in cost of revenue as a percentage of revenues and improved operating leverage as revenues increased.

Liquidity and Capital Resources

Capital Resources

As of March 31, 2025, we had $388,135 thousand of debt (net of $3,694 thousand of deferred financing costs) and $21,386 thousand of cash and equivalents.

Cash Flows

The following table summarizes our historical cash flows (in thousands).

	Fiscal	Fiscal
	2025	2024	$ Change
Cash provided by (used for):
Operating activities	$45,279	$36,193	$9,086
Investing activities	$(96,719)	$(50,553)	$(46,166)
Financing activities	$54,518	$17,560	$36,958

Operating Activities

Cash provided by operating activities was $45,279 thousand during Fiscal 2025 compared to $36,193 thousand during Fiscal 2024. The primary driver of the $9,086 thousand increase in cash provided by operating activities during Fiscal 2025 as compared to Fiscal 2024 was an increase in earnings. This factor was partially offset by a reduction in cash provided by working capital, driven primarily by the timing of collections of accounts receivable and payments of accounts payable.

Investing Activities

Cash used for investing activities was $96,719 thousand during Fiscal 2025 compared to $50,553 thousand during Fiscal 2024. The increase in cash used for investing activities was primarily due to an increase in acquisitions of music catalogs.

Financing Activities

Cash provided by financing activities was $54,518 thousand during Fiscal 2025 compared to $17,560 thousand during Fiscal 2024. The increase in cash provided by financing activities in Fiscal 2025 reflects a $32,000 thousand increase in borrowings used for investing activities and a $6,000 thousand decrease in repayments towards the secured line of credit.

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

Existing Debt as of March 31, 2025

As of March 31, 2025, our outstanding debt consisted of $391,828 thousand borrowed under the Senior Credit Facility. As of March 31, 2025, remaining borrowing availability under the Senior Credit Facility was $58,172 thousand.

We use cash generated from operations to service outstanding debt, consisting primarily of interest payments through maturity, and we expect to continue to refinance and extend maturity on the Senior Credit Facility for the foreseeable future.

Debt Capital Structure

RMM is a borrower under a revolving credit agreement (as amended or supplemented from time to time, the “RMM Credit Agreement”) governing RMM’s Senior Credit Facility. The maturity date of the loans advanced under the Senior Credit Facility is December 16, 2027.

The interest rate on borrowings under the Senior Credit Facility is equal to, at our option, either the sum of a base rate plus a margin of 1.00% or the sum of a Secured Overnight Financing Rate (“SOFR”) rate plus a margin of 2.00%, in each case subject to a 0.25% increase based on a consolidated net senior debt to library value ratio. RMM is also required to pay an unused fee in respect of unused commitments under the Senior Credit Facility, if any, at a rate of 0.25% per annum. The Senior Credit Facility also includes an “accordion feature” that permits RMM to seek additional commitments in an amount not to exceed $150,000 thousand.

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

Non-compliance with the fixed charge coverage ratio and consolidated senior debt to library value ratio could result in the lenders, subject to customary cure rights, requiring the immediate payment of all amounts outstanding under the Senior Credit Facility, which could have a material adverse effect on our business, cash flows, financial condition and results of operations. As of March 31, 2025, with a fixed charge coverage ratio of 3.67x and a consolidated senior debt to library value ratio less than 30%, we were in compliance with both of the financial covenants and all non-financial covenants under the Senior Credit Facility.

Interest Rate Swaps

At March 31, 2025, RMM had the following interest rate swaps outstanding, under which it pays a fixed rate and receives a floating interest payment from the counterparty based on SOFR with reference to notional amounts adjusted to match the original scheduled principal repayments pursuant to the Senior Credit Facility (in thousands):

	Notional
	Amount at	Pay Fixed
Effective Date	March 31, 2025	Rate	Maturity
September 30, 2024	$100,000	2.946%	December 2027
September 30, 2024	$50,000	3.961%	December 2027

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

Dividends

Our ability to pay dividends to Reservoir Media, Inc.’s shareholders is restricted by covenants in the Senior Credit Facility. We did not pay any dividends to Reservoir Media, Inc.’s shareholders during Fiscal 2025.

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

Contractual and Other Obligations

Firm Commitments

The following table summarizes the Company’s aggregate contractual obligations as of March 31, 2025, and the estimated timing and effect that such obligations are expected to have on liquidity and cash flow in future periods.

	Less Than			After 5
Firm Commitments and Outstanding Debt	1 Year	2-3 Years	4-5 Years	Years	Total

	(in thousands)
Secured line of credit	$—	$391,828	$—	$—	$391,828
Interest on secured line of credit(1)	24,778	42,428	—	—	67,206
Operating leases	1,398	2,095	1,898	3,112	8,503
Artist, songwriter and co-publisher commitments(2)	2,383	2,560	—	—	4,943
Asset acquisition and share purchase acquisition commitments(3)	6,966	521	70	—	7,557
Total firm commitments and outstanding debt	$35,525	$439,432	$1,968	$3,112	$480,037

The following is a description of our firmly committed contractual obligations as of March 31, 2025:

(1)	Interest obligations under the Credit Facility are based on principal amounts outstanding and interest rates in effect as of March 31, 2025. Interest does not include amortization of deferred financing costs or effects of interest rate swaps.
(2)	The Company routinely enters into long-term commitments with songwriters and recording artists for the future delivery of music. Such commitments generally become due only upon delivery or release and Reservoir’s acceptance of future musical compositions by songwriters and publishers or albums from the artists. Because the timing of payment, and even whether payment occurs, is dependent upon the timing of delivery of albums and musical compositions, the timing and amount of payment of these commitments as presented in the above summary can vary significantly.
(3)	The Company routinely enters into asset acquisition agreements, which can have deferred minimum funding commitments and other related obligations, as reflected in the table above.

Critical Accounting Policies and Estimates

We believe that the following accounting policies and estimates involve a high degree of judgment and complexity. Accordingly, these are the policies and estimates we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. See Note 2, “Summary of Significant Accounting Policies” to the accompanying consolidated financial statements for the fiscal years ended March 31, 2025 and 2024, contained in Part II, Item 8 of this Form 10-K for a description of our other significant accounting policies. The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those financial statements and related notes thereto. We believe we have used reasonable estimates and assumptions in preparing the consolidated financial statements. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

Revenue and Cost Recognition

Revenues

As required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), Reservoir recognizes revenue when, or as, control of the promised services or goods is transferred to its customers and in an amount that reflects the consideration to which Reservoir is expected to be entitled in exchange for those services or goods.

Music Publishing

Music Publishing revenues are earned from the receipt of royalties relating to the licensing of rights in musical compositions and the sale of published sheet music and songbooks. The receipt of royalties principally relates to amounts earned from the public performance of musical compositions, the mechanical reproduction of musical compositions on recorded media including digital formats and the use of musical compositions in synchronization with visual images. Music publishing royalties, except for synchronization royalties, generally are recognized when the sale or usage occurs. The most common form of consideration for publishing contracts is sales- and usage-based royalties. The collecting societies submit usage reports, typically with payment for royalties due, often on a quarterly or biannual reporting period, in arrears. Royalties are recognized as the sale or usage occurs based upon usage reports and, when these reports are not available, royalties are estimated based on historical data, such as recent royalties reported, company-specific information with respect to changes in repertoire, industry information and other relevant trends. Synchronization revenue is typically recognized as revenue when the customer has a right to access the license, which is when control is transferred to the customer.

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

Accounting for Royalty Costs and Royalty Advances

Reservoir incurs royalty costs that are payable to our recording artists and songwriters generated from the sale or license of our music publishing copyrights and recorded music catalogue. Royalties are calculated using negotiated rates in accordance with songwriter and recording artist contracts. Calculations are based on revenue earned or user/usage measures or by a combination of these calculations. There are instances where such data is not available to be processed and royalty cost calculations may be complex or involve judgments about significant volumes of data to be processed and analyzed.

In many instances, Reservoir commits to pay our recording artists and songwriters royalties in advance of future sales. Reservoir accounts for these advances under the related guidance in FASB ASC Topic 928, Entertainment — Music (“ASC 928”). Under ASC 928, Reservoir capitalizes as assets certain advances, which it believes are recoverable from future royalties to be earned by the recording artist or songwriter, when paid. Recoverability is assessed upon initial commitment of the advance based upon Reservoir’s forecast of anticipated revenue from the sale of future and existing sound recordings or musical compositions. Reservoir regularly updates the recoverability assessment as additional data is available. In determining whether the advance is recoverable, Reservoir evaluates the current and past popularity of the songwriter or recording artist, the sales or license history of the songwriter or recording artist, the initial or expected commercial acceptability of the product, the current and past popularity of the genre of music that the product is designed to appeal to, and other relevant factors. Advances vary in both amount and expected life based on the underlying songwriter or recording artist. To the extent that a portion of an outstanding advance is no longer deemed recoverable, that amount will be expensed in the period the determination is made.

Acquisitions and Business Combinations

In conjunction with each acquisition transaction, Reservoir assesses whether the transaction should follow accounting guidance applicable to an asset acquisition or a business combination. This assessment requires an evaluation of whether the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, resulting in an asset acquisition or, if not, resulting in a business combination. If treated as an asset acquisition, the assets are recorded on a relative fair value basis and related acquisition costs are capitalized as part of the asset.

If treated as a business combination, Reservoir recognizes identifiable assets acquired, liabilities assumed, and non-controlling interests at their fair values at the acquisition date. Any consideration paid in excess of the net fair value of the identifiable assets and liabilities acquired in a business combination is recorded to goodwill and acquisition-related costs are expensed as incurred.

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

New Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” to the accompanying consolidated financial statements for the fiscal years ended March 31, 2025 and 2024, contained in Part II, Item 8 of this Form 10-K.

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Reservoir Media Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Reservoir Media, Inc. and subsidiaries (the “Company”) as of March 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended March 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025, and 2024, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

New York, New York

May 28, 2025

We have served as the Company’s auditor since 2021.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In U.S. dollars, except share data)

	Fiscal Year Ended March 31,
	2025	2024
Revenues	$158,705,736	$144,855,690
Costs and expenses:
Cost of revenue	57,430,005	55,478,286
Amortization and depreciation	26,299,233	24,985,688
Administration expenses	39,915,464	39,815,892
Total costs and expenses	123,644,702	120,279,866

Operating income	35,061,034	24,575,824

Interest expense	(21,883,321)	(21,087,713)
Gain (loss) on foreign exchange	578,251	(101,834)
Loss on fair value of swaps	(4,213,819)	(1,124,770)
Other income (expense), net	329,976	(1,089,442)
Income before income taxes	9,872,121	1,172,065
Income tax expense	2,140,724	334,804
Net income	7,731,397	837,261
Net loss (income) attributable to noncontrolling interests	18,516	(192,324)
Net income attributable to Reservoir Media, Inc.	$7,749,913	$644,937

Earnings per common share (Note 13):
Basic	$0.12	$0.01
Diluted	$0.12	$0.01

Weighted average common shares outstanding (Note 13):
Basic	65,161,373	64,757,112
Diluted	65,949,366	65,255,901

See accompanying notes to the consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In U.S. dollars)

	Fiscal Year Ended March 31,
	2025	2024
Net income	$7,731,397	$837,261
Other comprehensive income:
Translation adjustments	1,375,626	1,057,596
Total comprehensive income	9,107,023	1,894,857
Comprehensive loss (income) attributable to noncontrolling interests	18,516	(192,324)
Total comprehensive income attributable to Reservoir Media, Inc.	$9,125,539	$1,702,533

See accompanying notes to the consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In U.S. dollars, except share data)

	March 31,	March 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$21,386,140	$18,132,015
Accounts receivable	37,848,611	33,227,382
Current portion of royalty advances	15,182,463	13,248,008
Other current assets	4,867,081	6,300,915
Total current assets	79,284,295	70,908,320

Intangible assets, net	719,673,219	640,222,000
Equity method and other investments	1,100,000	1,451,924
Royalty advances, net of current portion and reserves	55,508,155	56,527,557
Property, plant and equipment, net	406,784	551,410
Operating lease right of use assets, net	5,949,418	6,988,340
Fair value of swap assets	1,828,303	5,753,488
Other assets	1,376,836	1,131,529
Total assets	$865,127,010	$783,534,568

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$5,394,755	$9,015,939
Royalties payable	47,210,727	40,395,205
Accrued payroll	2,588,758	2,043,772
Deferred revenue	1,885,462	1,163,953
Other current liabilities	7,954,208	7,313,615
Income taxes payable	803,342	439,152
Total current liabilities	65,837,252	60,371,636

Secured line of credit	388,134,754	330,791,607
Deferred income taxes	38,228,099	30,471,978
Operating lease liabilities, net of current portion	5,723,930	6,720,287
Fair value of swap liability	410,008	121,374
Other liabilities	593,185	572,705
Total liabilities	498,927,228	429,049,587

Contingencies and commitments (Note 16)

Shareholders’ Equity
Preferred stock, $0.0001 par value 75,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2025 and 2024	—	—
Common stock, $0.0001 par value; 750,000,000 shares authorized, 65,239,735 issued and outstanding at March 31, 2025; 64,826,864 issued and outstanding at March 31, 2024	6,524	6,483
Additional paid-in capital	344,145,789	341,388,351
Retained earnings	23,147,570	15,397,657
Accumulated other comprehensive loss	(2,422,107)	(3,797,733)
Total Reservoir Media, Inc. shareholders’ equity	364,877,776	352,994,758
Noncontrolling interest	1,322,006	1,490,223
Total shareholders’ equity	366,199,782	354,484,981
Total liabilities and shareholders’ equity	$865,127,010	$783,534,568

See accompanying notes to the consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In U.S. dollars, except share data)

					Accumulated
					other
	Common Stock		Additional	Retained	comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	paid-in capital	earnings	loss	interests	equity
Balance, March 31, 2023	64,441,244	$6,444	$338,460,789	$14,752,720	$(4,855,329)	$1,297,899	$349,662,523
Share-based compensation	—	—	2,584,043	—	—	—	2,584,043
Stock option exercises	56,466	6	288,537	—	—	—	288,543
Vesting of restricted stock units, net of shares withheld for employee taxes	329,154	33	(689,185)	—	—	—	(689,152)
Reclassification of liability-classified awards to equity-classified awards	—	—	744,167	—	—	—	744,167
Net income	—	—	—	644,937	—	192,324	837,261
Other comprehensive income	—	—	—	—	1,057,596	—	1,057,596
Balance, March 31, 2024	64,826,864	$6,483	$341,388,351	$15,397,657	$(3,797,733)	$1,490,223	$354,484,981
Share-based compensation	—	—	3,286,922	—	—	—	3,286,922
Stock option exercises	19,750	2	100,919	—	—	—	100,921
Vesting of restricted stock units, net of shares withheld for employee taxes	393,121	39	(1,432,903)	—	—	—	(1,432,864)
Reclassification of liability-classified awards to equity-classified awards	—	—	802,500	—	—	—	802,500
Distribution to noncontrolling interest holders	—	—	—	—	—	(149,701)	(149,701)
Net income (loss)	—	—	—	7,749,913	—	(18,516)	7,731,397
Other comprehensive income	—	—	—	—	1,375,626	—	1,375,626
Balance, March 31, 2025	65,239,735	$6,524	$344,145,789	$23,147,570	$(2,422,107)	$1,322,006	$366,199,782

See accompanying notes to the consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

	Fiscal Year Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$7,731,397	$837,261
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	26,073,069	24,743,082
Depreciation of property, plant and equipment	226,164	242,606
Share-based compensation	4,385,255	3,386,543
Amortization of deferred financing costs	1,343,147	1,339,413
Loss on fair value of swaps	4,213,819	1,124,770
Loss from equity method investment	100,000	100,000
Impairment of equity investment	499,998	991,105
Gain on disposition of equity investment	(103,715)	—
Deferred income taxes	467,197	(220,936)
Changes in operating assets and liabilities:
Accounts receivable	(4,621,229)	(1,971,515)
Other current assets	1,496,423	(842,393)
Royalty advances	(777,475)	(2,745,666)
Other assets and liabilities	729,779	736,801
Accounts payable, accrued expenses and deferred revenue	(3,578,183)	1,077,344
Royalties payable	6,729,653	7,159,970
Income taxes payable	364,190	234,165
Net cash provided by operating activities	45,279,489	36,192,550

Cash flows from investing activities:
Purchases of music catalogs	(96,482,556)	(50,127,625)
Loan to third party	(2,517,896)	—
Repayment of loan from third party	2,517,896	—
Investments in equity affiliates	(1,100,000)	(200,000)
Sale of equity investment	945,071	—
Purchase of property, plant and equipment	(81,538)	(225,677)
Net cash used for investing activities	(96,719,023)	(50,553,302)

Cash flows from financing activities:
Proceeds from secured line of credit	66,000,000	34,000,000
Repayments of secured line of credit	(10,000,000)	(16,000,000)
Proceeds from stock option exercises	100,921	288,543
Taxes paid related to net share settlement of restricted stock units	(1,432,864)	(689,152)
Deferred financing costs paid	—	(39,387)
Distribution to noncontrolling interest holders	(149,701)	—
Net cash provided by financing activities	54,518,356	17,560,004

Foreign exchange impact on cash	175,303	30,687

Increase in cash and cash equivalents	3,254,125	3,229,939
Cash and cash equivalents beginning of period	18,132,015	14,902,076
Cash and cash equivalents end of period	$21,386,140	$18,132,015

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

The Company is a holding company that conducts substantially all of its business operations through Reservoir Media Management, Inc. (“RMM”) and RMM’s subsidiaries. The Company’s activities are organized into two reportable segments: Music Publishing and Recorded Music. Operations of the Music Publishing segment involve the acquisition of interests in music catalogs from which royalties are earned as well as signing songwriters to exclusive agreements which give the Company an interest in the future delivery of songs. Operations of the Recorded Music segment involve the acquisition of sound recording catalogs as well as the discovery and development of recording artists and the marketing, distribution, sale and licensing of the music catalog.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

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

Amounts Due to (from) Related Parties

The Company has various shared services agreements with a shareholder and other affiliated entities under the control of its shareholder. These agreements cover services such as IT support and re-billed services of staff who perform services across multiple entities. Amounts due to (from) this shareholder and other affiliated entities totaled $0 as of March 31, 2025 and 2024.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars)

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

Accounts Receivable

Credit is extended to customers based upon an evaluation of the customer’s financial condition. The time between the Company’s issuance of an invoice and payment due date is not significant. Customer payments that are not collected in advance of the transfer of promised services or goods are generally due 30-60 days from the invoice date. Customer payments related to synchronization licenses often take longer to collect, but that does not typically impact the ultimate collectability. The Company monitors customer credit risk related to accounts receivable and, when deemed necessary, maintains a provision for estimated uncollectible accounts, which is estimated based on historical experience, aging trends and in certain cases, management judgments about specific customers. Based on this analysis, the Company did not record a provision for estimated uncollectible accounts as of March 31, 2025 or 2024.

Concentrations of Credit Risk

Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed upon contractual payment obligations. Three customers accounted for approximately 49% of total accounts receivable as of March 31, 2025 and two customers accounted for approximately 34% of total accounts receivable as of March 31, 2024. No other single customer accounted for more than 10% of accounts receivable in either period.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars)

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

If treated as an asset acquisition, the assets are recorded on a relative fair value basis and related acquisition costs are capitalized as part of the asset.

If treated as a business combination, the Company recognizes identifiable assets acquired, liabilities assumed, and non-controlling interests at their fair values at the acquisition date. Any consideration paid in excess of the net fair value of the identifiable assets and liabilities acquired in a business combination is recorded to goodwill and acquisition-related costs are expensed as incurred.

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

Goodwill

The Company had $402,067 of goodwill as of March 31, 2025 and 2024, which is classified as “Other assets” in the Company’s consolidated balance sheets. All of the goodwill arose in connection with an acquisition accounted for as a business combination and has been assigned to a reporting unit within the Music Publishing segment. There were no impairments, disposals or other acquisitions of goodwill in the fiscal years ended March 31, 2025 and 2024.

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

The Company performed its annual impairment testing of goodwill as of January 1, 2025 and no impairment was required. The Company’s impairment testing consisted of a qualitative assessment. Changes in market conditions, laws and regulations, and key assumptions could negatively impact the results of future impairment testing and could result in the recognition of an impairment charge.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars)

Investments in Equity Affiliates

The Company accounts for investments in equity affiliates using the equity method of accounting when it has the ability to exert significant influence over an investee’s operating and financial policies. The Company’s share of equity method investee’s net income or loss is classified as “Other income (expense), net” in the consolidated statements of income.

The Company also holds investments in equity affiliates consisting of securities of unconsolidated entities in which the Company is not able to exercise significant influence, and that do not have readily determinable market values. The Company accounts for these equity investments using a measurement alternative that measures these securities at initial cost, minus any impairment, plus or minus changes resulting from observable price changes on a non-recurring basis. The fair value of non-marketable equity securities that have been remeasured due to impairment are classified within Level 3 with gains or losses, if any, classified as “Other income (expense), net” in the consolidated statements of income. The Company recognized an impairment charge of $499,998 to write-down an equity investment to its estimated fair value during the fiscal year ended March 31, 2025. Additionally, a separate equity investment was sold during the fiscal year ended March 31, 2025, which resulted in recognition of a gain of $103,715. Prior to this disposition, the Company recognized an impairment charge of $991,105 to write-down this equity investment to its estimated fair value during the fiscal year ended March 31, 2024.

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

Revenues

The Company recognizes revenue when, or as, control of the promised services or goods is transferred to its customers and in an amount that reflects the consideration to which the Company is expected to be entitled in exchange for those services or goods in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”).

Music Publishing

Music Publishing revenues are earned in the form of royalties relating to the licensing of rights in musical compositions and the sale of published sheet music and songbooks and typically involve a single performance obligation. Royalties principally relate to amounts earned from the public performance of musical compositions, the mechanical reproduction of musical compositions on recorded media including digital formats and the use of musical compositions in synchronization with visual images. Music publishing royalties, except for synchronization royalties, are recognized when the sale or usage occurs in accordance with the sales or usage-based royalty exception under ASC 606. The most common form of consideration for publishing contracts is sales- and usage-based royalties. The collecting societies submit usage reports, typically with payment for royalties due, often on a quarterly or biannual reporting period, in arrears. Royalties are recognized as the sale or usage occurs based upon usage reports when these reports are available for the reporting period or estimates of royalties based on historical data, such as recent royalties reported, company-specific information with respect to changes in repertoire, industry information and other relevant trends when usage reports are not available for the reporting period. Synchronization revenue is typically recognized as revenue when the customer has a right to access the license, which is when control is transferred to the customer.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars)

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

Royalty Costs and Royalty Advances

The Company incurs Royalty Costs that are payable to its songwriters and recording artists generated from the sale or license of its music publishing copyrights and recorded music catalog. Royalties are calculated using negotiated rates in accordance with the songwriter and recording artist contracts. Calculations are based on revenue earned or user/usage measures or by a combination of these calculations. There are instances where such data is not available to be processed and royalty cost calculations may be complex or involve judgments about significant volumes of data to be processed and analyzed.

In some instances, the Company commits to pay its songwriters and recording artists royalties in advance of future sales. The Company accounts for these advances under the related guidance in FASB ASC Topic 928, “Entertainment—Music” (“ASC 928”). Under ASC 928, the Company capitalizes as assets certain advances, which it believes are recoverable from future royalties to be earned by the songwriter or recording artist when paid. Recoverability is assessed upon initial commitment of the advance based upon the Company’s forecast of anticipated revenue from the sale of future and existing musical compositions or albums. Reservoir regularly updates the recoverability assessment as additional data is available. In determining whether the advance is recoverable, the Company evaluates the current and past popularity of the songwriter or recording artist, the sales history of the songwriter or recording artist, the initial or expected commercial acceptability of the product, the current and past popularity of the genre of music that the product is designed to appeal to, and other relevant factors. Advances vary in both amount and expected life based on the underlying songwriter or recording artist. To the extent that a portion of an outstanding advance is no longer deemed recoverable, that amount will be expensed in the period the determination is made. During the fiscal years ended March 31, 2025 and 2024, no expense was recognized for advances deemed unrecoverable.

Share-Based Compensation

Compensation expense related to the issuance of share-based awards to the Company’s employees and board of directors is measured at fair value on the grant date. Share-based compensation consists primarily of restricted stock units (“RSUs”) granted under the Reservoir Media, Inc. 2021 Omnibus Incentive Plan (the “2021 Incentive Plan”). The Company measures compensation expense for RSUs based on the fair value of the award on the date of grant. The grant date fair value for RSUs is based on the closing market

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars)

price of the Company’s Common Stock on the date of grant. The Company uses the Black-Scholes option pricing model to value stock options. The compensation expense for awards that vest over a future service period is recognized over the requisite service period on a straight-line basis. The Company recognizes share-based award forfeitures as they occur rather than estimating by applying a forfeiture rate.

Earnings Per Share

The consolidated statements of income present basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing Net income attributable to Reservoir Media, Inc. by weighted average common shares outstanding.

Diluted EPS is computed similarly to basic EPS, except that the denominator is increased to include the number of additional shares for potential dilutive effects of RSUs, stock options and warrants outstanding during the period. The dilutive effects of RSUs, stock options and warrants are calculated in accordance with the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Employee Benefit Plans

The Company has a 401(k) retirement savings plan open to U.S. based employees who have completed three months of eligible service. The Company contributes $0.60 for every $1.00 of employee contributions up to a maximum of 6% of the employee’s salary based upon each individual participant’s election. Expenses totaled $247,253 and $220,681 for employer contributions to the 401(k) retirement savings plan in the fiscal years ended March 31, 2025 and 2024, respectively.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars)

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars)

nor an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Recent Accounting Pronouncements

Accounting Standards Not Yet Adopted

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which will require disclosure of additional information about specific expense categories in the notes to financial statements at each interim and annual reporting period. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that adoption of ASU 2024-03 will have on its disclosures upon adoption.

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

Accounting Standards Recently Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which expands segment disclosures for public entities, including requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), the title and position of the CODM, and an explanation of how the CODM uses reported measures of segment profit or loss in assessing segment performance and allocating resources. ASU 2023-07 also expands disclosures about a reportable segment’s profit or loss and assets in interim periods and clarifies that a public entity may report additional measures of segment profit if the CODM uses more than one measure of a segment’s profit or loss. ASU 2023-07 does not remove existing segment disclosure requirements or change how a public entity identifies its operating segments, aggregates those operating segments, or determines its reportable segments. The Company adopted this guidance during the fiscal year ended March 31, 2025, and added necessary disclosures upon adoption as disclosed in Note 17, “Segment Reporting.”

NOTE 3. REVENUE RECOGNITION

For the Company’s operating and reportable segments, Music Publishing and Recorded Music, the Company accounts for a contract when it has legally enforceable rights and obligations and collectability of consideration is probable. The Company identifies the performance obligations and determines the transaction price associated with the contract. Revenue is recognized when, or as, control of the promised services or goods is transferred to the Company’s customers, and in an amount that reflects the consideration to which the Company is expected to be entitled in exchange for those services or goods. Certain of the Company’s arrangements include licenses of intellectual property with consideration in the form of sales- and usage-based royalties. Royalty revenue is recognized when the subsequent sale or usage occurs using the best estimates available of the amounts that will be received by the Company. The Company recognized revenue of $4,382,721 and $3,720,376 from performance obligations satisfied in previous periods for the fiscal years ended March 31, 2025 and 2024, respectively.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars)

Disaggregation of Revenue

The Company’s revenue consisted of the following categories during the fiscal years ended March 31, 2025 and 2024:

	Fiscal Year Ended March 31,
	2025	2024
Revenue by Type
Digital	$60,520,488	$51,572,052
Performance	21,090,422	22,795,559
Synchronization	18,227,367	15,143,616
Mechanical	3,859,467	3,427,982
Other	3,714,486	3,254,100
Total Music Publishing	107,412,230	96,193,309

Digital	30,738,300	26,900,363
Physical	6,157,562	8,943,413
Neighboring rights	4,218,410	3,611,307
Synchronization	3,135,909	2,911,421
Total Recorded Music	44,250,181	42,366,504

Other revenue	7,043,325	6,295,877
Total revenue	$158,705,736	$144,855,690

	Fiscal Year Ended March 31,
	2025	2024
Revenue by Geographical Location
United States Music Publishing	$62,186,894	$56,252,521
United States Recorded Music	24,388,283	23,254,535
United States other revenue	7,043,325	6,295,877
Total United States	93,618,502	85,802,933
International Music Publishing	45,225,336	39,940,788
International Recorded Music	19,861,898	19,111,969
Total International	65,087,234	59,052,757
Total revenue	$158,705,736	$144,855,690

Only the United States represented 10% or more of the Company’s total revenues in the fiscal years ended March 31, 2025 and 2024.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars)

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars)

Deferred Revenue

The following table reflects the change in deferred revenue during the fiscal years ended March 31, 2025 and 2024:

	Fiscal Year Ended March 31,
	2025	2024
Balance at beginning of period	$1,163,953	$2,151,889
Cash received during period	6,697,757	3,248,918
Revenue recognized during period	(5,976,248)	(4,236,854)
Balance at end of period	$1,885,462	$1,163,953

During the fiscal years ended March 31, 2025 and 2024, substantially all the deferred revenue balance at the beginning of the period was recognized as revenue during the period.

NOTE 4. ACQUISITIONS

In the ordinary course of business, the Company regularly acquires publishing and recorded music catalogs, which are typically accounted for as asset acquisitions. During the fiscal years ended March 31, 2025 and 2024, the Company completed such acquisitions totaling $104,252,219 and $46,488,896, respectively, inclusive of deferred acquisition payments. Music catalogs acquired during the fiscal years ended March 31, 2025 and 2024 were determined to have a useful life of 30 years.

NOTE 5. INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following as of March 31, 2025 and 2024:

	2025	2024
Intangible assets subject to amortization:
Publishing and recorded music catalogs	$875,475,723	$769,648,966
Artist management contracts	933,733	911,740
Gross intangible assets	876,409,456	770,560,706
Accumulated amortization	(156,736,237)	(130,338,706)
Intangible assets, net	$719,673,219	$640,222,000

Straight-line amortization expense totaled $26,073,069 and $24,743,082 in the fiscal years ended March 31, 2025 and 2024, respectively. The expected amortization expense of intangible assets for each of the five succeeding fiscal years and thereafter is as follows:

Fiscal year ending March 31:
2026	$29,212,916
2027	29,212,916
2028	29,212,916
2029	29,212,916
2030	29,212,916
Thereafter	573,586,670
Total	$719,651,251

NOTE 6. ROYALTY ADVANCES

The Company made royalty advances totaling $22,343,425 and $17,290,321 during the fiscal years ended March 31, 2025 and 2024, respectively, recoupable from the writer’s or artist’s share of future royalties otherwise payable, in varying amounts. Advances

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars)

expected to be recouped within the next twelve months are classified as current assets, with the remainder classified as noncurrent assets. The following table reflects the change in royalty advances during the fiscal years ended March 31, 2025 and 2024:

	2025	2024
Balance at beginning of period	$69,775,565	$66,926,500
Additions	22,343,425	17,290,321
Recoupments	(21,565,950)	(14,544,655)
Foreign currency translation	137,578	103,399
Balance at end of period	$70,690,618	$69,775,565

NOTE 7. SECURED LINE OF CREDIT

Long-term debt consists of the following as of March 31, 2025 and 2024:

	2025	2024
Secured line of credit	$391,828,410	$335,828,410
Debt issuance costs, net	(3,693,656)	(5,036,803)
	$388,134,754	$330,791,607

Credit Facilities

RMM is a borrower under a revolving credit agreement (as amended or supplemented from time to time, the “RMM Credit Agreement”) governing RMM’s secured line of credit (the “Senior Credit Facility”). The maturity date of the loans advanced under the Senior Credit Facility is December 16, 2027.

The interest rate on borrowings under the Senior Credit Facility is equal to, at our option, either the sum of a base rate plus a margin of 1.00% or the sum of a Secured Overnight Financing Rate (“SOFR”) rate plus a margin of 2.00%, in each case subject to a 0.25% increase based on a consolidated net senior debt to library value ratio. RMM is required to pay an unused fee in respect of unused commitments under the Senior Credit Facility, if any, at a rate of 0.25% per annum. Substantially all tangible and intangible assets of the Company, RHI, RMM and the other subsidiary guarantors are pledged as collateral to secure the obligations of RMM under the RMM Credit Agreement.

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

The Senior Credit Facility also includes an “accordion feature” that permits RMM to seek additional commitments in an amount not to exceed $150,000,000 that would increase the Senior Credit Facility. As of March 31, 2025, the Senior Credit Facility had a borrowing capacity of $450,000,000, with remaining borrowing availability of $58,171,590.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars)

Interest Rate Swaps

At March 31, 2025, RMM had the following interest rate swaps outstanding, under which it pays a fixed rate and receives a floating interest payment from the counterparty based on SOFR with reference to notional amounts adjusted to match the amended scheduled principal repayments pursuant to the Senior Credit Facility:

	Notional Amount at	Pay Fixed
Effective Date	March 31, 2025	Rate	Maturity
September 30, 2024	$100,000,000	2.946%	December 2027
September 30, 2024	$50,000,000	3.961%	December 2027

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

NOTE 8. OTHER LIABILITIES

The Company’s other current liabilities consist primarily of obligations related to certain asset purchases and acquisitions that are due within the next twelve months, which totaled $6,966,109 and $6,345,193 as of March 31, 2025 and 2024, respectively.

As of March 31, 2025, the Company’s other non-current liabilities, which consist primarily of obligations related to certain asset purchases and acquisitions that are due more than a year in the future, are as follows:

Fiscal year ending March 31:
2027	$283,505
2028	239,328
2029	70,352
Total	$593,185

NOTE 9. INCOME TAXES

The following table presents domestic and foreign income before income taxes for the fiscal years ended March 31:

	2025	2024
Domestic	$11,905,345	$3,339,484
Foreign	(2,033,224)	(2,167,419)
Income before income taxes	$9,872,121	$1,172,065

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars)

The provision (benefit) for income taxes consists of the following for the fiscal years ended March 31:

	2025	2024
Current income taxes:
U.S. federal	$1,550,803	$156,783
State and local	29,563	653
Foreign	93,161	398,304
Total current	1,673,527	555,740
Deferred income taxes:
U.S. federal	1,358,671	771,223
State and local	61,661	(326,795)
Foreign	(953,135)	(665,364)
Total deferred	467,197	(220,936)
Income tax expense	$2,140,724	$334,804

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

A reconciliation of the statutory tax rate to the effective rate is as follows for the fiscal years ended March 31:

	2025	2024
Federal income tax statutory rate	21.0%	21.0%
State and local income taxes, net of federal income tax benefit	1.6%	5.1%
Foreign subsidiary earnings	0.1%	15.2%
Remeasurement of deferred tax balances	(0.9)%	(34.6)%
Return to provision	(5.9)%	3.6%
Executive compensation	6.7%	15.3%
Share-based compensation	(1.0)%	2.0%
Other, net	0.1%	1.0%
Effective income tax rate	21.7%	28.6%

During the fiscal year ended March 31, 2024, the Company remeasured its state and local deferred tax liabilities in the United States due to a change in the estimated state and local effective tax rates resulting in a significant decrease in its effective income tax rate. The decrease in the estimate of the applicable future tax rates used to measure the state and local deferred tax liabilities in the United States resulted in incremental tax benefit of $405,229 due to the decrease in the value of deferred tax liabilities. This benefit was partially offset by the impact of incremental tax expense of $247,750 during the fiscal year ended March 31, 2024 due to an impairment charge of $991,105 to write-down an equity investment in the United Kingdom to its estimated fair value, which was not deductible for United Kingdom income tax purposes.

The Company’s effective tax rate also may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These same and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars)

Significant components of the Company’s deferred income tax liability as of March 31, 2025 and 2024 are as follows:

	2025	2024
Deferred tax assets:
Net operating loss carryforward	$683,621	$597,724
Interest expense carryforward	9,533,126	6,175,688
Lease liability	1,492,056	1,680,384
Compensation	318,789	547,122
Unrealized foreign exchange losses	—	162,182
Equity investments	155,027	22,252
Total deferred tax assets	12,182,619	9,185,352
Deferred tax liabilities:
Fixed assets and leasehold improvements	(68,074)	(85,188)
Intangible assets	(48,528,566)	(36,782,047)
Lease right of use	(1,322,937)	(1,526,584)
Fair value of swaps	(314,107)	(1,253,279)
Unrealized foreign exchange gains	(82,866)	—
Branch earnings	(94,168)	(10,232)
Total deferred tax liabilities	(50,410,718)	(39,657,330)
Net deferred tax liabilities	$(38,228,099)	$(30,471,978)

As of March 31, 2025, the Company has income tax net operating loss carryforwards of $51,016,929. The Company has recorded a deferred tax asset of $683,621 reflecting the benefit of $51,016,929 in loss carryforwards. Such net operating loss carryforwards will expire as follows:

New York	$46,327,584	2035-2042
California	2,798,679	2040-2043
Tennessee	1,280,023	2035-2039
United Arab Emirates	610,643	No expiration date

Tax Uncertainties

As of March 31, 2025, the Company has not recorded any unrecognized tax benefits.

Tax Audits

The Company and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. The Company is subject to examination by federal, state and local, and foreign tax authorities. RMM’s Federal income tax returns for the years 2022 through 2024 are subject to examination by the Internal Revenue Service, and RMM’s state tax returns are subject to examination by the respective tax authorities for the years 2021 through 2024. Non-U.S. tax returns are subject to examination by the respective tax authorities for the years 2021 through 2024. The Company regularly assesses the likelihood of additional assessments by each jurisdiction and have established tax reserves that the Company believes are adequate in relation to the potential for additional assessments. Examination outcomes and the timing of examination settlements are subject to uncertainty. Although the results of such examinations may have an impact on the Company’s unrecognized tax benefits, the Company does not anticipate that such impact will be material to its consolidated financial position or results of operations. The Company does not expect to settle any material tax audits in the next twelve months.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars)

NOTE 10. SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid and income taxes paid for the fiscal years ended March 31, 2025 and 2024 were comprised of the following:

	2025	2024
Interest paid	$22,751,186	$17,467,938
Income taxes paid	$1,402,908	$357,946

Non-cash investing and financing activities for the fiscal years ended March 31, 2025 and 2024 were comprised of the following:

	2025	2024
Acquired intangible assets included in other current liabilities and other liabilities	$6,223,526	$1,110,722
Deferred income taxes associated with acquired intangible assets	$7,060,651	$—
Reclassification of liability-classified awards to equity-classified awards	$802,500	$744,167

NOTE 11. SHAREHOLDERS’ EQUITY

Warrants

As of March 31, 2025, the Company’s outstanding warrants included 5,750,000 publicly-traded warrants (the “Public Warrants”), which were issued during ROCC’s initial public offering on December 15, 2020, and 137,500 warrants sold in a private placement to ROCC’s sponsor (the “Private Warrants” and together with the Public Warrants, the “Warrants”), which were assumed by the Company in connection with the Business Combination and exchanged into warrants for shares of Common Stock. Each whole Warrant entitles the registered holder to purchase one whole share of Common Stock at a price of $11.50 per share, provided that the Company has an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a registered holder may exercise its Warrants only for a whole number of shares of Common Stock. The Warrants will expire on July 28, 2026, which is five years after the completion of the Business Combination, or earlier upon redemption or liquidation.

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

NOTE 12. SHARE-BASED COMPENSATION

2021 Incentive Plan

On July 28, 2021, in connection with the Business Combination, the Company adopted the 2021 Incentive Plan, which became effective on such date. 9,726,247 authorized shares of Common Stock were reserved for issuance under the 2021 Incentive Plan. In addition, at the effective time of the Business Combination, options previously granted under the Reservoir Holdings, Inc. 2019 Long Term Incentive Plan (the “Previous RHI 2019 Incentive Plan”) to purchase shares of RHI Common Stock were converted into options to purchase 1,494,848 shares of Common Stock pursuant to the 2021 Incentive Plan.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars)

Beginning on April 1, 2022 and ending on March 31, 2031, the aggregate number of shares of Common Stock that may be issued under the 2021 Incentive Plan will automatically increase by the lesser of (a) 3% of the total number of shares of Common Stock issued and outstanding on the last day of the preceding fiscal year on a fully diluted basis and assuming that all shares available for issuance under the 2021 Incentive Plan are issued and outstanding, or (b) such number of shares determined by the Board. As of the effective date of the 2021 Incentive Plan, no further stock awards have been or will be granted under the Previous RHI 2019 Incentive Plan, and the Previous RHI 2019 Incentive Plan is no longer in effect. As of March 31, 2025, 11,555,584 shares of Common Stock were available for the Company to grant under the 2021 Incentive Plan.

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

Share-based compensation expense totaled $4,385,255 ($3,414,065, net of taxes) and $3,386,543 ($2,632,957, net of taxes) during the fiscal years ended March 31, 2025 and 2024, respectively. Share-based compensation expense is classified as “Administration expenses” in the accompanying consolidated statements of income. As of March 31, 2025, total unrecognized compensation cost related to share-based compensation arrangements was $2,275,787, which is expected to be recognized over a weighted average period of approximately 2.9 years.

During the fiscal years ended March 31, 2025 and 2024, the Company granted RSUs to satisfy previous obligations to issue a variable number of equity awards based on a fixed monetary amount. Prior to the issuance of these RSUs, the Company classified these awards as liabilities. Upon issuance of the RSUs the awards became equity-classified as they no longer met the criteria to be liability-classified and liabilities of $802,500 and $744,167 were reclassified from accounts payable and accrued liabilities to additional paid-in capital during the fiscal years ended March 31, 2025 and 2024, respectively.

Restricted Stock Units

During the fiscal years ended March 31, 2025 and 2024, the Company granted RSUs to certain employees and executive officers under the 2021 Incentive Plan. RSUs are not entitled to dividends or dividend equivalents and are not considered to be participating securities. The Company records share-based compensation expense for RSUs based on their grant date fair value.

The following is a summary of RSU activity for the fiscal year ended March 31, 2025:

		Weighted
	Total	Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding as of April 1, 2024	628,637	$6.22
Granted	545,783	$7.67
Settled	(570,936)	$6.46
Outstanding as of March 31, 2025	603,484	$7.31

Outstanding RSUs as of April 1, 2024, include 16,722 vested RSUs with a weighted average grant date fair value of $110,833. Settled RSUs in the table above includes 9,011 of these RSUs vested as of April 1, 2024, which converted to common shares during the fiscal year ended March 31, 2025.

During the fiscal year ended March 31, 2025, 566,959 RSUs vested, of which 5,034 RSUs will convert to common shares at future dates. The remaining 561,925 RSUs converted to common shares during the fiscal year ended March 31, 2024 and are reflected as Settled RSUs in the table above.

Outstanding RSUs as of March 31, 2025, include 12,745 vested RSUs with a weighted average grant date fair value of $93,333, which will convert to common shares at future dates.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars)

The total fair value, determined as of the date of vesting, of RSUs vested and settled during the fiscal years ended March 31, 2025 and 2024 was $4,490,048 and $2,705,309.

Stock Options

All stock options outstanding as of March 31, 2025 were granted under the Previous RHI 2019 Incentive Plan. Each option to acquire a share of RHI Common Stock issued under the Previous RHI 2019 Incentive Plan that was outstanding immediately prior to the consummation of the Business Combination became fully vested in accordance with the original terms of the awards. Each fully vested option was then converted into an option to purchase shares of Common Stock, with the number of shares of Common Stock subject to the options and exercise price adjusted commensurately with the Exchange Ratio of 196.06562028646. Prior to vesting, the Company recorded share-based compensation expense for stock options based on the estimated fair value of the stock options on the date of the grant using the Black-Scholes option-pricing model.

The following table is a summary of stock option activity under the 2021 Incentive Plan for the fiscal year ended March 31, 2025:

				Weighted
				Average
		Weighted		Remaining
	Total	Average	Aggregate	Contractual
	Number of	Exercise	Intrinsic	Term
	Options	Price	Value	(Years)
Outstanding as of April 1, 2024	1,280,882	$5.11
Granted	—
Exercised	(19,750)	$5.11
Forfeited	—
Outstanding as of March 31, 2025	1,261,132	$5.11	$3,178,053	4.1
Exercisable as of March 31, 2025	1,261,132	$5.11	$3,178,053
Vested or expected to vest as of March 31, 2025	1,261,132	$5.11	$3,178,053	4.1

NOTE 13. EARNINGS PER SHARE

The following table summarizes the basic and diluted earnings per common share calculation for the fiscal years ended March 31, 2025 and 2024:

	2025	2024
Basic earnings per common share
Net income attributable to Reservoir Media, Inc.	$7,749,913	$644,937
Weighted average common shares outstanding - basic	65,161,373	64,757,112
Earnings per common share - basic	$0.12	$0.01

Diluted earnings per common share
Net income attributable to Reservoir Media, Inc.	$7,749,913	$644,937
Weighted average common shares outstanding - basic	65,161,373	64,757,112
Weighted average effect of potentially dilutive securities: Effect of dilutive stock options and RSUs	787,993	498,789
Weighted average common shares outstanding - diluted	65,949,366	65,255,901
Earnings per common share - diluted	$0.12	$0.01

Because of their anti-dilutive effect, 5,887,500 shares of Common Stock equivalents comprised of warrants have been excluded from the diluted earnings per share calculation for the fiscal year ended March 31, 2025. Because of their anti-dilutive effect, 5,948,391 shares of Common Stock equivalents comprised of 60,891 RSUs and 5,887,500 warrants have been excluded from the diluted earnings per share calculation for the fiscal year ended March 31, 2024.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars)

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

The fair value of the outstanding interest rate swaps consisted of a $1,828,303 asset and a $410,008 liability as of March 31, 2025 and a $5,753,488 asset and a $121,374 liability as of March 31, 2024. Fair value is determined using Level 2 inputs, which are based on quoted prices and market observable data of similar instruments. The change in the unrealized fair value of the swaps during the fiscal year ended March 31, 2025 of $4,213,819 was driven primarily by the September 2024 decrease in SOFR, as well as the time value of the swaps that expired on September 30, 2024, partially offset by marking to market our current interest rate swap hedges and was recorded as a Loss on fair value of swaps. The change in the unrealized fair value of the swaps during the fiscal year ended March 31, 2024 of $1,124,770 was recorded as a Loss on fair value of swaps.

(c)	Foreign Exchange Risk

The Company is exposed to foreign exchange risk in fluctuations of currency rates on its revenue from royalties, writers’ fees and its subsidiaries’ operations.

(d)	Financial Instruments

Financial instruments not described elsewhere include cash, accounts receivable, accounts payable, accrued liabilities and borrowing under its secured line of credit. The carrying values of these instruments as of March 31, 2025 and 2024 do not differ materially from their respective fair values due to the immediate or short-term duration of these items or their bearing market-related rates of interest.

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

The following is a summary of lease cost for the fiscal years ended March 31, 2025 and 2024:

	2025	2024
Operating lease cost	$1,520,568	$1,502,702
Variable lease cost	68,278	67,308
Total lease cost	$1,588,846	$1,570,010

The following is a summary of supplemental cash flow information related to leases for the fiscal years ended March 31, 2025 and 2024:

	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$1,455,611	$1,215,691
Right-of-use assets received in exchange for operating lease obligations	$—	$595,370

Supplemental balance sheet information related to leases is as follows:

	Classification	2025	2024

Operating lease right-of-use assets	Operating lease right of use assets, net	$5,949,418	$6,988,340

Current portion of operating lease liabilities	Other current liabilities	$988,099	$968,420
Noncurrent portion of operating lease liabilities	Operating lease liabilities, net of current portion	$5,723,930	$6,720,287

The following is a summary of the weighted average remaining lease term and average discount rate for the Company’s operating leases as of March 31, 2025 and 2024:

	2025	2024
Weighted-average remaining lease term (in years)	7.0	7.9
Weighted-average discount rate	6.2%	6.1%

Maturities of the Company’s operating lease liabilities as of March 31, 2025 were as follows for the fiscal years ending March 31:

Fiscal year ended March 31:
2026	$1,397,698
2027	1,142,188
2028	952,370
2029	1,001,225
2030	896,986
Thereafter	3,111,506
Total lease payments	8,501,973
Less: imputed interest	(1,789,944)
Present value of operating lease payments	6,712,029
Less: current portion of operating lease liabilities	(988,099)
Operating lease liabilities, net of current portion	$5,723,930

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars)

NOTE 16. CONTINGENCIES AND COMMITMENTS

(a)	Royalty Advances

The Company has committed to make payments for additional Royalty advances totaling $2,382,771 through March 2026, and a further $2,559,700 through March 2028, subject to certain conditions. These Royalty advances are to be used to fund future music compositions and sound recordings and will be recorded as royalty advances when paid.

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

The Company is subject to claims and contingencies in the normal course of business. To the extent the Company cannot predict the outcome of the claims and contingencies or estimate the amount of any loss that may result, no provision for any contingent liabilities has been made in the consolidated financial statements. The Company believes that losses resulting from these matters, if any, would not have a material adverse effect on the financial position, results of operations or cash flows of the Company. All such matters which the Company concludes are probable to result in a loss and for which management can reasonably estimate the amount of such loss have been accrued within these consolidated financial statements.

The Company had been involved in a royalty dispute, which commenced in 2017 (the “Royalty Dispute”). Under the terms of the Company’s royalty contract, the Company is indemnified for legal expenses and attorneys’ fees incurred by the Company in connection with the Royalty Dispute, including, without limitation, the right to withhold royalties or offset all such legal expenses and attorneys’ fees against royalties otherwise owed under the contract. The Company recorded legal expenses and attorneys’ fees incurred as recoupable advances against the royalty account under such contract beginning in 2017. In September 2023, the Company engaged in mediation sessions in an effort to reach a settlement of the Royalty Dispute. Following such mediation and associated settlement negotiations, the Company agreed to pay previously accrued but unpaid royalties plus interest and forego its right to recoup its historical legal expenses and attorneys’ fees in order to resolve the Royalty Dispute. Consequently, during the fiscal year ended March 31, 2024, the Company recorded approximately $2,700,000 of Administration expenses to write-off recoupable legal expenses and attorneys’ fees and recorded $620,000 of interest expense based on amounts it paid in October 2023, pursuant to a final settlement agreement reached on October 3, 2023 to resolve the Royalty Dispute.

NOTE 17. SEGMENT REPORTING

The Company’s business is organized in three operating segments, one of which does not meet the quantitative thresholds for determining reportable segments and two reportable segments, consisting of Music Publishing and Recorded Music. The Company identified its Chief Executive Officer as its CODM. The Company’s CODM evaluates financial performance of its segments based on several factors, of which the primary financial measure is operating income before depreciation and amortization (“OIBDA”). The CODM regularly reviews trends in OIBDA and compares OIBDA results to budgets to evaluate the profitability of the segments. During the annual budget process, the CODM also considers OIBDA to assist in the allocation of resources to the segments.

The accounting policies of the Company’s operating and reportable segments are consistent with the Company’s policies for the consolidated financial statements. The Company does not have sales between segments.

The following tables present total revenue by segment, significant segment expenses, which are expenses that are included in OIBDA, significant to the segment considering qualitative and quantitative factors and regularly provided or easily computed from

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars)

information regularly provided to the CODM, and reconciliation of OIBDA to income before income taxes for the fiscal years ended March 31, 2025 and 2024:

	Fiscal Year Ended March 31, 2025
	Music	Recorded
	Publishing	Music	Other	Consolidated
Total revenue	$107,412,230	$44,250,181	$7,043,325	$158,705,736
Significant segment expenses:
Cost of revenue	45,161,223	12,268,782	—	57,430,005
Administration expenses	24,906,776	9,231,858	5,776,830	39,915,464
OIBDA	37,344,231	22,749,541	1,266,495	61,360,267
Amortization and depreciation	18,690,668	7,512,371	96,194	26,299,233
Operating income	18,653,563	15,237,170	1,170,301	35,061,034
Interest expense				(21,883,321)
Gain on foreign exchange				578,251
Loss on fair value of swaps				(4,213,819)
Other income (expense), net				329,976
Income before income taxes				$9,872,121

	Fiscal Year Ended March 31, 2024
	Music	Recorded
	Publishing	Music	Other	Consolidated
Total revenue	$96,193,309	$42,366,504	$6,295,877	$144,855,690
Significant segment expenses:
Cost of revenue	41,867,372	13,610,914	—	55,478,286
Administration expenses	25,441,297	9,615,354	4,759,241	39,815,892
OIBDA	28,884,640	19,140,236	1,536,636	49,561,512
Amortization and depreciation	18,966,453	5,924,558	94,677	24,985,688
Operating income	9,918,187	13,215,678	1,441,959	24,575,824
Interest expense				(21,087,713)
Loss on foreign exchange				(101,834)
Loss on fair value of swaps				(1,124,770)
Other income (expense), net				(1,089,442)
Income before income taxes				$1,172,065

The Company’s CODM manages assets on a consolidated basis. Accordingly, segment assets are not reported to the Company’s CODM nor used to allocate resources or assess performance of the segments, and therefore, total segment assets have not been disclosed.

Total long-lived assets by country are as follows as of March 31, 2025 and 2024:

	2025	2024
United States	$273,366	$339,041
United Kingdom	133,418	212,369

During the fiscal years ended March 31, 2025 and 2024, a single external customer accounted for 11% of total revenues and is included in both the Music Publishing and Recorded Music segments. No other customer accounted for more than 10% of revenue.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. In making this evaluation, management considered the unremediated material weakness in our internal control over financial reporting described below. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, the period covered in this report, our disclosure controls and procedures were not effective due to the unremediated material weakness in internal control over financial reporting described below.

Notwithstanding the assessment that our disclosure controls and procedures were not effective and that a material weakness existed as of March 31, 2025, we believe that we have performed sufficient supplementary procedures to ensure that the consolidated financial statements contained in this filing fairly present our financial position, results of operations, and cash flows for the reporting periods covered herein in all material respects.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2025. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of March 31, 2025, our internal control over financial reporting was not effective due to a material weakness described below.

Under the rules and regulations of the SEC, when we are no longer an “emerging growth company” as defined in the JOBS Act, our independent registered public accounting firm will be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We previously disclosed in our Annual Report on Form 10-K for the period ended March 31, 2024, as well as in our Quarterly Reports on Form 10-Q for each interim period in fiscal 2025, material weaknesses in our internal control over financial reporting relating to (i) an ineffective control environment due to improper segregation of duties, (ii) a lack of qualified personnel to address certain complex accounting transactions, (iii) an ineffective risk assessment process, and (iv) improper design of control activities to address certain risks of material misstatement. As described below, we have fully remediated three of these material weaknesses during fiscal 2025, but one material weakness remains unremediated as of March 31, 2025.

Remediation Efforts and Status of Material Weaknesses

During fiscal 2025, we continued to take significant steps to remediate the material weaknesses described above, with the following outcomes:

(i)	an ineffective control environment due to improper segregation of duties (remediated)
●	Conducted a formal segregation of duties (“SOD”) analysis at the role/permission and user-level within our Enterprise Resource Planning (“ERP”) application using a commercially available software solution.
●	Reassigned certain responsibilities, and updated user access, including privileged access, by removing unused roles and further restricting access.
●	Established automated workflow within our ERP application to enforce segregation of duties between preparation and review/approval of journal entries for all legal entities.
●	Performed a mitigating control analysis for residual SOD conflicts, confirming that each high-risk SOD conflict has been adequately mitigated by key controls that have been tested for design and operating effectiveness.

Based on the activities performed, management concluded that this material weakness has been remediated as of March 31, 2025.

(ii)	a lack of qualified personnel to address certain complex accounting transactions (remediated)
●	Engaged qualified personnel, including:
o	A third-party certified public accountant (prior to fiscal year 2025) to assist with income tax provision preparation and tax filings, and provide technical accounting support.
o	A national certified public accounting firm to review income tax provisions and filings, and provide technical accounting support.
o	Hired and engaged additional accounting personnel with the requisite experience to improve our general accounting and financial reporting processes and enhance segregation of duties.

Based on the activities performed, management concluded that this material weakness has been remediated as of March 31, 2025.

(iii)an ineffective risk assessment process (remediated)

●	Conducted a financial statement line-item risk assessment to identify significant entities, accounts, assertions, risks, business processes, business applications, and service providers (prior to fiscal year 2025).
●	Formalized our Sarbanes-Oxley (“SOX”) compliance program scope and approach based on the financial statement line-item risk assessment (prior to fiscal year 2025).
●	Prepared Management’s annual report on SOX compliance, which included our year-end conclusions on the design and operating effectiveness of our internal control over financial reporting.
●	Conducted a fraud risk assessment in accordance with COSO Internal Control – Integrated Framework Principle 8: Assesses Fraud Risk.
●	Conducted process-level risk and control analysis and created process flowcharts and risk & control matrices associated each material account balance for each significant entity-level, business, and information technology (“IT”) process for each significant entity.
●	Assessed the design and operating effectiveness of key controls that were implemented and operating as of March 31, 2025.

Based on the activities performed, management concluded that this material weakness has been remediated as of March 31, 2025.

(iv)the improper design of control activities to address certain risks of material misstatement (partially remediated)

There is a material weakness in the aggregate in the control activities component of the COSO Framework due to improper design of control activities to address certain risks of material misstatement. This relates to the Company’s primary third-party system for the processing, recording and reporting of Recorded Music royalty expense along with Recorded Music royalty payables and advances. The Company has not designed certain controls related to the reliability of this system and the reports generated by this system which are relied upon by management to support other control activities. Management relies on the accuracy and completeness of data processed and calculated by this information system, which includes contractual rates, usage tracking, and allocation of payments to artists for the preparation of its financial statements. The Company also relies on certain reports generated by this system to support controls over the recognition and reporting of royalty expense along with royalty payables and advances.  The service organization operating this system does not provide an independent assurance report regarding the design and operating effectiveness of its internal controls over financial reporting, including both application controls and general IT controls such as logical access, change management, and data integrity. This material weakness has not been fully remediated as of March 31, 2025.

We continue to improve our processes and control activities and are testing the design and operating effectiveness of our newly implemented and enhanced controls as remediation progresses.

While the Company has made considerable progress this year, we will not be able to fully remediate the remaining material weakness until we have implemented the remaining planned corrective actions and the applicable controls operate effectively for a sufficient period of time. Our management will continue to monitor the effectiveness of our remediation plans in future periods and will make the changes management determines to be appropriate.

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

Item 9B. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive Proxy Statement pertaining to our 2025 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2025 fiscal year, and is herein incorporated by reference.

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

Item 11.Executive Compensation

The information required by this item will be included in our definitive Proxy Statement pertaining to our 2025 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2025 fiscal year, and is herein incorporated by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our definitive Proxy Statement pertaining to our 2025 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2025 fiscal year, and is herein incorporated by reference.

Item 13.Certain Relationships and Related Transactions, Director Independence

The information required by this item will be included in our definitive Proxy Statement pertaining to our 2025 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2025 fiscal year, and is herein incorporated by reference.

Item 14.Principal Accounting Fees and Services

The information required by this item will be included in our definitive Proxy Statement pertaining to our 2025 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2025 fiscal year, and is herein incorporated by reference.

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

Exhibit Number	Exhibit Description

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

10.14+

Amended and Restated Letter of Employment, dated May 26, 2022, by and between Reservoir Media Management, Inc. and Jim Heindlmeyer (incorporated by reference to Exhibit 10.16 to Reservoir Media Inc.’s Annual Report on Form 10-K filed with the SEC on June 21, 2022).

21.1**	Subsidiaries of Reservoir Media, Inc.

19.1*	Securities Trading Policy of Reservoir Media, Inc.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy of Reservoir Media, Inc. (incorporated by reference to Exhibit 97.1 to Reservoir Media Inc.’s Annual Report on Form 10 - K filed with the SEC on May 30, 2024)

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.
**	Furnished herewith.
†	Portions of this exhibit have been omitted pursuant to Item 601(a)(v) of Regulation S-K.
+	Indicates a management contract or compensatory plan or agreement.

Item 16.Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   May 28, 2025

RESERVOIR MEDIA, INC.

By:	/s/ Golnar Khosrowshahi
Name: Golnar Khosrowshahi
Title: Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Golnar Khosrowshahi	Chief Executive Officer and Director	May 28, 2025
Golnar Khosrowshahi	(Principal Executive Officer)

/s/ Jim Heindlmeyer	Chief Financial Officer	May 28, 2025
Jim Heindlmeyer	(Principal Financial and Accounting Officer)

/s/ Rell Lafargue	President, Chief Operating Officer and Director	May 28, 2025
Rell Lafargue

/s/ Stephen M. Cook	Director	May 28, 2025
Stephen M. Cook

/s/ Helima Croft	Director	May 28, 2025
Helima Croft

/s/ Ezra S. Field	Chair of the Board of Directors	May 28, 2025
Ezra S. Field

/s/ Neil de Gelder	Director	May 28, 2025
Neil de Gelder

/s/ Jennifer G. Koss	Director	May 28, 2025
Jennifer G. Koss

/s/ Adam Rothstein	Director	May 28, 2025
Adam Rothstein

/s/ Ryan P. Taylor Ryan P. Taylor	Director	May 28, 2025