Form 10-Q
period 2025-06-30
Reservoir Media, Inc.
filed 2025-08-05
CIK 1824403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 28, 2025, there were 65,559,023 shares of Common Stock of Reservoir Media, Inc. issued and outstanding.

RESERVOIR MEDIA, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(In U.S. dollars, except share data)

(Unaudited)

	Three Months Ended June 30,
	2025	2024
Revenues	$37,164,293	$34,316,843
Costs and expenses:
Cost of revenue	13,192,715	13,281,116
Amortization and depreciation	7,313,737	6,384,757
Administration expenses	11,211,147	9,689,437
Total costs and expenses	31,717,599	29,355,310

Operating income	5,446,694	4,961,533

Interest expense	(6,295,958)	(5,059,398)
Gain (loss) on foreign exchange	1,095,414	(59,463)
Loss on fair value of swaps	(997,165)	(490,295)
Other income (expense), net	(163,776)	(99,522)
Loss before income taxes	(914,791)	(747,145)
Income tax benefit	(271,066)	(293,968)
Net loss	(643,725)	(453,177)
Net loss attributable to noncontrolling interests	88,066	106,522
Net loss attributable to Reservoir Media, Inc.	$(555,659)	$(346,655)

Loss per common share (Note 13):
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding (Note 13):
Basic	65,369,891	64,970,693
Diluted	65,369,891	64,970,693

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In U.S. dollars)

(Unaudited)

	Three Months Ended June 30,
	2025	2024
Net loss	$(643,725)	$(453,177)
Other comprehensive income:
Translation adjustments	4,052,168	34,852
Total comprehensive income (loss)	3,408,443	(418,325)
Comprehensive loss attributable to noncontrolling interests	88,066	106,522
Total comprehensive income (loss) attributable to Reservoir Media, Inc.	$3,496,509	$(311,803)

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars, except share data)

(Unaudited)

	June 30,	March 31,
	2025	2025
Assets
Current assets
Cash and cash equivalents	$14,857,144	$21,386,140
Accounts receivable	34,674,579	37,848,611
Current portion of royalty advances	14,983,380	15,182,463
Other current assets	4,956,968	4,867,081
Total current assets	69,472,071	79,284,295

Intangible assets, net	721,795,939	719,673,219
Equity method and other investments	2,622,560	1,100,000
Royalty advances, net of current portion and reserves	54,444,388	55,508,155
Property and equipment, net	388,681	406,784
Operating lease right of use assets, net	5,677,243	5,949,418
Fair value of swap assets	1,087,832	1,828,303
Other assets	1,487,469	1,376,836
Total assets	$856,976,183	$865,127,010

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$3,758,677	$5,394,755
Royalties payable	42,089,753	47,210,727
Accrued payroll	541,529	2,588,758
Deferred revenue	2,740,224	1,885,462
Other current liabilities	3,891,791	7,954,208
Income taxes payable	680,682	803,342
Total current liabilities	53,702,656	65,837,252

Secured line of credit	387,367,065	388,134,754
Deferred tax liability	39,149,703	38,228,099
Operating lease liabilities, net of current portion	5,491,313	5,723,930
Fair value of swap liability	666,701	410,008
Other liabilities	490,244	593,185
Total liabilities	486,867,682	498,927,228

Contingencies and commitments (Note 15)

Shareholders’ Equity
Preferred stock, $0.0001 par value 75,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2025 and March 31, 2025	—	—
Common stock, $0.0001 par value; 750,000,000 shares authorized, 65,491,183 shares issued and outstanding at June 30, 2025; 65,239,735 shares issued and outstanding at March 31, 2025	6,550	6,524
Additional paid-in capital	344,646,039	344,145,789
Retained earnings	22,591,911	23,147,570
Accumulated other comprehensive income (loss)	1,630,061	(2,422,107)
Total Reservoir Media, Inc. shareholders’ equity	368,874,561	364,877,776
Noncontrolling interest	1,233,940	1,322,006
Total shareholders’ equity	370,108,501	366,199,782
Total liabilities and shareholders’ equity	$856,976,183	$865,127,010

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In U.S. dollars, except share data)

(Unaudited)

	For the Three Months Ended June 30, 2025
	Common Stock				Accumulated other
			Additional paid-in	Retained	comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	capital	earnings	income (loss)	interests	equity
Balance, March 31, 2025	65,239,735	$6,524	$344,145,789	$23,147,570	$(2,422,107)	$1,322,006	$366,199,782
Share-based compensation	—	—	873,978	—	—	—	873,978
Stock option exercises	2,678	—	13,684	—	—	—	13,684
Vesting of restricted stock units, net of shares withheld for employee taxes	248,770	26	(1,382,819)	—	—	—	(1,382,793)
Reclassification of liability-classified awards to equity-classified awards	—	—	995,407	—	—	—	995,407
Net loss	—	—	—	(555,659)	—	(88,066)	(643,725)
Other comprehensive income	—	—	—	—	4,052,168	—	4,052,168
Balance, June 30, 2025	65,491,183	$6,550	$344,646,039	$22,591,911	$1,630,061	$1,233,940	$370,108,501

	For the Three Months Ended June 30, 2024
	Common Stock				Accumulated other
			Additional paid-in	Retained	comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	capital	earnings	loss	interests	equity
Balance, March 31, 2024	64,826,864	$6,483	$341,388,351	$15,397,657	$(3,797,733)	$1,490,223	$354,484,981
Share-based compensation	—	—	1,048,520	—	—	—	1,048,520
Stock option exercises	3,550	—	18,140	—	—	—	18,140
Vesting of restricted stock units, net of shares withheld for employee taxes	248,524	25	(1,432,889)	—	—	—	(1,432,864)
Reclassification of liability-classified awards to equity-classified awards	—	—	722,500	—	—	—	722,500
Net loss	—	—	—	(346,655)	—	(106,522)	(453,177)
Other comprehensive income	—	—	—	—	34,852	—	34,852
Balance, June 30, 2024	65,078,938	$6,508	$341,744,622	$15,051,002	$(3,762,881)	$1,383,701	$354,422,952

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

(Unaudited)

	Three Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(643,725)	$(453,177)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	7,262,026	6,326,863
Depreciation of property and equipment	51,711	57,894
Share-based compensation	1,133,552	1,273,674
Amortization of deferred financing costs	372,570	335,786
Loss on fair value of swaps	997,165	490,295
Loss from equity method investments	164,228	100,000
Deferred income taxes	(271,066)	(446,780)
Changes in operating assets and liabilities:
Accounts receivable	3,174,032	1,145,893
Other current assets	(89,887)	137,139
Royalty advances	1,696,322	6,121,523
Other assets and liabilities	170,465	(100,897)
Accounts payable, accrued expenses and deferred revenue	(2,369,707)	(4,796,318)
Royalties payable	(5,524,771)	(1,738,542)
Income taxes payable	(108,772)	102,351
Net cash provided by operating activities	6,014,143	8,555,704

Cash flows from investing activities:
Purchases of music catalogs	(7,938,946)	(1,871,957)
Investments in equity affiliates	(1,686,788)	—
Purchases of property and equipment	(33,608)	(26,704)
Net cash used for investing activities	(9,659,342)	(1,898,661)

Cash flows from financing activities:
Proceeds from secured line of credit	—	3,000,000
Repayments of secured line of credit	—	(10,000,000)
Proceeds from stock option exercises	13,684	18,140
Taxes paid related to net share settlement of restricted stock units	(1,382,793)	(1,432,864)
Deferred financing costs paid	(1,140,259)	—
Net cash used for financing activities	(2,509,368)	(8,414,724)

Foreign exchange impact on cash	(374,429)	(15,828)

Decrease in cash and cash equivalents	(6,528,996)	(1,773,509)
Cash and cash equivalents beginning of period	21,386,140	18,132,015
Cash and cash equivalents end of period	$14,857,144	$16,358,506

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

NOTE 2. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiaries and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. All intercompany transactions and balances have been eliminated in these condensed consolidated financial statements. Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s audited financial statements as of and for the fiscal years ended March 31, 2025 and 2024.

The condensed consolidated balance sheet of the Company as of March 31, 2025, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by U.S. GAAP on an annual reporting basis.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for the three months ended June 30, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending March 31, 2026 or any other period.

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

JUNE 30, 2025

(Unaudited)

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which will require disclosure of additional information about specific expense categories in the notes to financial statements at each interim and annual reporting period. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that adoption of ASU 2024-03 will have on its disclosures upon adoption.

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

NOTE 4. REVENUE RECOGNITION

For the Company’s operating and reportable segments, Music Publishing and Recorded Music, the Company accounts for a contract when it has legally enforceable rights and obligations and collectability of consideration is probable. The Company identifies the performance obligations and determines the transaction price associated with the contract. Revenue is recognized when, or as, control of the promised services or goods is transferred to the Company’s customers, and in an amount that reflects the consideration to which the Company is expected to be entitled in exchange for those services or goods. Certain of the Company’s arrangements include licenses of intellectual property with consideration in the form of sales- and usage-based royalties. Royalty revenue is recognized when the subsequent sale or usage occurs using the best estimates available of the amounts that will be received by the Company. The Company recognized revenue of $114,218 and $1,163,855 from performance obligations satisfied in previous periods for the three months ended June 30, 2025 and 2024, respectively.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Disaggregation of Revenue

The Company’s revenue consisted of the following categories during the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024
Revenue by Type
Digital	$14,310,164	$14,634,703
Performance	4,784,639	5,134,426
Synchronization	4,153,411	2,811,017
Mechanical	621,622	668,973
Other	1,063,630	751,174
Total Music Publishing	24,933,466	24,000,293

Digital	8,035,214	6,558,170
Physical	1,071,879	1,352,341
Neighboring rights	1,072,507	1,106,350
Synchronization	264,723	613,643
Total Recorded Music	10,444,323	9,630,504

Other revenue	1,786,504	686,046
Total revenue	$37,164,293	$34,316,843

	Three Months Ended June 30,
	2025	2024
Revenue by Geographical Location
United States Music Publishing	$14,119,702	$13,789,192
United States Recorded Music	5,411,322	5,696,630
United States other revenue	1,786,504	686,046
Total United States	21,317,528	20,171,868
International Music Publishing	10,813,764	10,211,101
International Recorded Music	5,033,001	3,933,874
Total International	15,846,765	14,144,975
Total revenue	$37,164,293	$34,316,843

Only the United States represented 10% or more of the Company’s total revenues in the three months ended June 30, 2025 and 2024.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Deferred Revenue

The following table reflects the change in deferred revenue during the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,
	2025	2024
Balance at beginning of period	$1,885,462	$1,163,953
Cash received during period	2,701,296	933,713
Revenue recognized during period(a)	(1,846,534)	(995,405)
Balance at end of period	$2,740,224	$1,102,261
(a)	Includes revenues of $1,304,065 during the three months ended June 30, 2025 related to the balance of deferred revenue at April 1, 2025. Includes revenues of $809,255 during the three months ended June 30, 2024 related to the balance of deferred revenue at April 1, 2024.

NOTE 5. ACQUISITIONS

In the ordinary course of business, the Company regularly acquires publishing and recorded music catalogs, which are typically accounted for as asset acquisitions. During the three months ended June 30, 2025 and 2024, the Company completed such acquisitions totaling $3,791,366 and $801,315, respectively, inclusive of deferred acquisition payments.

NOTE 6. INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following as of June 30, 2025 and March 31, 2025:

	June 30, 2025	March 31, 2025
Intangible assets subject to amortization:
Publishing and recorded music catalogs	$885,775,201	$875,475,723
Artist management contracts	989,087	933,733
Gross intangible assets	886,764,288	876,409,456
Accumulated amortization	(164,968,349)	(156,736,237)
Intangible assets, net	$721,795,939	$719,673,219

Straight-line amortization expense totaled $7,262,026 and $6,326,863 in the three months ended June 30, 2025 and 2024, respectively. Music catalogs acquired during the three months ended June 30, 2025 and 2024 were determined to have a useful life of 30 years.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 7. ROYALTY ADVANCES

The Company made royalty advances totaling $2,686,189 and $2,396,796 during the three months ended June 30, 2025 and 2024, respectively, recoupable from the writer’s or artist’s share of future royalties otherwise payable, in varying amounts. Advances expected to be recouped within the next twelve months are classified as current assets, with the remainder classified as noncurrent assets, net of reserves for amounts that may not be recoverable.

The following table reflects the change in royalty advances, net during the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024
Balance at beginning of period	$70,690,618	$69,775,565
Additions	2,686,189	2,396,796
Recoupments	(4,382,511)	(8,518,319)
Foreign currency translation	433,472	10,724
Balance at end of period	$69,427,768	$63,664,766

NOTE 8. SECURED LINE OF CREDIT

Long-term debt consists of the following:

	June 30, 2025	March 31, 2025
Secured line of credit	$391,828,410	$391,828,410
Debt issuance costs, net	(4,461,345)	(3,693,656)
	$387,367,065	$388,134,754

Credit Facilities

RMM is party to a credit agreement (as amended or supplemented from time to time, the “RMM Credit Agreement”) governing RMM’s senior secured revolving credit facility (the “Senior Credit Facility”). On June 3, 2025, RMM entered into an amendment (the “Third Amendment”) to the RMM Credit Agreement, which amended the Senior Credit Facility to (i) increase the revolving credit commitment from $450,000,000 to $550,000,000, (ii) adjust the consolidated net senior debt to the value of the music library ratio from 30.0% to 37.5% for the 0.25% increase in the pricing grid, (iii) reset the incremental borrowing capacity under the facility’s accordion feature to $150,000,000 after the effectiveness of the Third Amendment, (iv) exclude non wholly-owned foreign subsidiaries from the requirement to guarantee obligations under the RMM Credit Agreement and (v) modify certain negative covenants under the RMM Credit Agreement as further set forth in the Third Amendment. In connection with the Third Amendment, the Company incurred banking, legal and consulting fees of $1,140,259 that were recorded as deferred financing fees, which will be amortized over the remaining term of the Senior Credit Facility.

The maturity date of the loans advanced under the Senior Credit Facility is December 16, 2027. The interest rate on borrowings under the Senior Credit Facility is equal to, at the Company’s option, either (i) the sum of a base rate plus a margin of 1.00% or (ii) the sum of a Secured Overnight Financing Rate (“ SOFR”) rate plus a margin of 2.00%, in each case subject to a 0.25% increase based on a consolidated net senior debt to library value ratio. RMM is also required to pay an unused fee in respect of unused commitments under the Senior Credit Facility, if any, at a rate of 0.25% per annum. Substantially all tangible and intangible assets of the Company, RHI, RMM and the other subsidiary guarantors are pledged as collateral to secure the obligations of RMM under the RMM Credit Agreement.

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

JUNE 30, 2025

(Unaudited)

debt to library value ratio of 0.45:1.00, subject to certain adjustments. If RMM does not comply with the covenants in the RMM Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Senior Credit Facility.

As described above, the Senior Credit Facility also includes an “accordion feature” that permits RMM to seek additional commitments in an amount not to exceed $150,000,000. As of June 30, 2025, the Senior Credit Facility had a borrowing capacity of $550,000,000, with remaining borrowing availability of $158,171,590.

Interest Rate Swaps

At June 30, 2025, RMM had the following interest rate swaps outstanding, under which it pays a fixed rate and receives a floating interest payment from the counterparty based on SOFR with reference to notional amounts adjusted to match the amended scheduled principal repayments pursuant to the Senior Credit Facility:

	Notional	Pay
	Amount at	Fixed
Effective Date	June 30, 2025	Rate	Maturity
September 30, 2024	$100,000,000	2.946%	December 2027
September 30, 2024	$50,000,000	3.961%	December 2027

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

NOTE 9. INCOME TAXES

Income tax benefit for the three months ended June 30, 2025 and 2024 was $271,066 (29.6% effective tax rate) and $293,968 (39.3% effective tax rate), respectively. During the three months ended June 30, 2024, the Company recorded an incremental tax benefit of approximately $103,000 to its deferred tax liabilities related to certain international intangible assets. Additionally, the effective tax rates during these periods reflect the amount and mix of income from multiple tax jurisdictions.

On July 4, 2025, the reconciliation bill, commonly referred to as the “One Big Beautiful Bill Act” (“OBBBA”), was signed into law in the U.S, introducing a broad range of tax reform provisions, including changes to interest deductibility, bonus depreciation, and various international provisions with multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently evaluating the full effects of the tax law change. However, the legislation is not at this time expected to have a material impact on the Company’s financial statements. Since the law was enacted after the end of the Company’s first fiscal quarter, the Company has not reflected any impact from the OBBBA in its financial statements for the three months ended June 30, 2025.

NOTE 10. SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid and income taxes paid for the three months ended June 30, 2025 and 2024 were comprised of the following:

	Three Months Ended June 30,
	2025	2024
Interest paid	$5,924,841	$4,842,444
Income taxes paid	$108,773	$44,212

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Non-cash investing and financing activities for the three months ended June 30, 2025 and 2024 were comprised of the following:

	Three Months Ended June 30,
	2025	2024
Acquired intangible assets included in other liabilities	$275,000	$—
Reclassification of liability-classified awards to equity-classified awards	$995,407	$722,500

NOTE 11. WARRANTS

As of June 30, 2025, the Company’s outstanding warrants included 5,750,000 publicly-traded warrants (the “Public Warrants”), which were issued during ROCC’s initial public offering on December 15, 2020, and 137,500 warrants sold in a private placement to ROCC’s sponsor (the “Private Warrants” and together with the Public Warrants, the “Warrants”), which were assumed by the Company in connection with the Business Combination and exchanged into warrants for shares of Common Stock. Each whole Warrant entitles the registered holder to purchase one whole share of Common Stock at a price of $11.50 per share, provided that the Company has an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder.

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

NOTE 12. SHARE-BASED COMPENSATION

Share-based compensation expense totaled $1,133,552 ($882,507, net of taxes) and $1,273,674 ($990,251, net of taxes) during the three months ended June 30, 2025 and 2024, respectively. Share-based compensation expense is classified as “Administration expenses” in the accompanying condensed consolidated statements of income (loss).

During the three months ended June 30, 2025 and 2024, the Company granted restricted stock units (“RSUs”) to satisfy previous obligations to issue a variable number of equity awards based on a fixed monetary amount. Prior to the issuance of these RSUs, the Company classified these awards as liabilities. Upon issuance of the RSU’s the awards became equity-classified as they no longer met the criteria to be liability-classified and as a result liabilities of $995,407 and $722,500 were reclassified from accounts payable and accrued liabilities to additional paid-in capital during the three months ended June 30, 2025 and 2024, respectively.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 13. LOSS PER SHARE

The following table summarizes the basic and diluted loss per common share calculation for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,
	2025	2024

Basic loss per common share
Net loss attributable to Reservoir Media, Inc.	$(555,659)	$(346,655)
Weighted average common shares outstanding - basic	65,369,891	64,970,693
Loss per common share - basic	$(0.01)	$(0.01)

Diluted loss per common share
Net loss attributable to Reservoir Media, Inc.	$(555,659)	$(346,655)
Weighted average common shares outstanding - basic	65,369,891	64,970,693
Weighted average effect of potentially dilutive securities:
Effect of dilutive stock options and RSUs	—	—
Weighted average common shares outstanding - diluted	65,369,891	64,970,693
Loss per common share - diluted	$(0.01)	$(0.01)

Because of their anti-dilutive effect, 7,863,770 shares of Common Stock equivalents, comprised of 1,258,454 stock options, 717,816 RSUs and 5,887,500 warrants have been excluded from the diluted earnings per share calculation for the three months ended June 30, 2025. Because of their anti-dilutive effect, 7,799,897 shares of Common Stock equivalents, comprised of 1,277,332 stock options, 635,065 RSUs and 5,887,500 warrants have been excluded from the diluted earnings per share calculation for the three months ended June 30, 2024.

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

The fair value of the outstanding interest rate swaps consisted of a $1,087,832 asset and a $666,701 liability as of June 30, 2025 and a $1,828,303 asset and a $410,008 liability at March 31, 2025. Fair value is determined using Level 2 inputs, which are based on quoted prices and market observable data of similar instruments. The change in the unrealized fair value of the swaps during the three months ended June 30, 2025 and 2024 of $997,165 and $490,295, respectively, was recorded as a Loss on fair value of swaps.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

(c)	Foreign Exchange Risk

The Company is exposed to foreign exchange risk in fluctuations of currency rates on its revenue from royalties, writers’ fees and its subsidiaries’ operations.

(d)	Financial Instruments

Financial instruments not described elsewhere include cash, accounts receivable, accounts payable, accrued liabilities and the Company’s secured line of credit. The carrying values of these instruments as of June 30, 2025 do not differ materially from their respective fair values due to the immediate or short-term duration of these items or their bearing market-related rates of interest.

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

NOTE 16. SEGMENT REPORTING

The Company’s business is organized in three operating segments, one of which does not meet the quantitative thresholds for determining reportable segments, and two reportable segments: Music Publishing and Recorded Music. The Company identified its Chief Executive Officer as its Chief Operating Decision Maker (“CODM”). The Company’s CODM evaluates financial performance of its segments based on operating income before depreciation and amortization (“OIBDA”). The CODM regularly reviews trends in OIBDA and compares OIBDA results to budgets to evaluate the profitability of the segments. During the annual budget process, the CODM also considers OIBDA to assist in the allocation of resources to the segments.

The accounting policies of the Company’s business segments are consistent with the Company’s policies for the condensed consolidated financial statements. The Company does not have sales between segments.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The following tables present total revenue and OIBDA by segment, significant segment expenses, which are expenses that are included in OIBDA, significant to the segment considering qualitative and quantitative factors and regularly provided or easily computed from information regularly provided to the CODM, and a reconciliation of OIBDA to income before income taxes for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
	Music	Recorded
	Publishing	Music	Total
Reportable segment revenue	$24,933,466	$10,444,323	$35,377,789
Other revenue(a)			1,786,504
Consolidated revenue			$37,164,293
Significant segment expenses:
Cost of revenue	10,436,807	2,755,908	—
Administration expenses	6,932,820	2,834,435	—
Reportable segment OIBDA	$7,563,839	$4,853,980	12,417,819
Other profit(a)			342,612
Amortization and depreciation			(7,313,737)
Interest expense			(6,295,958)
Gain on foreign exchange			1,095,414
Loss on fair value of swaps			(997,165)
Other income (expense), net			(163,776)
Loss before income taxes			$(914,791)

	Three Months Ended June 30, 2024
	Music	Recorded
	Publishing	Music	Total
Total revenue	$24,000,293	$9,630,504	$33,630,797
Other revenue(a)			686,046
Consolidated revenue			$34,316,843
Significant segment expenses:
Cost of revenue	10,635,381	2,645,735	—
Administration expenses	6,581,362	2,533,669	—
Reportable segment OIBDA	$6,783,550	$4,451,100	11,234,650
Other profit(a)			111,640
Amortization and depreciation			(6,384,757)
Interest expense			(5,059,398)
Loss on foreign exchange			(59,463)
Loss on fair value of swaps			(490,295)
Other income (expense), net			(99,522)
Loss before income taxes			$(747,145)
(a)Other revenue and other profit relate to the Company’s artist management operating segment, which has not met the quantitative thresholds for determining reportable segments in any period presented.

The Company’s CODM manages assets on a consolidated basis. Segment assets and amortization and depreciation by reportable segment are not reported to the Company’s CODM nor used to allocate resources or assess performance of the segments. Accordingly, neither total segment assets nor amortization and depreciation by reportable segment have been disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and are intended to be covered by the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “predict,” “project,” “target,” “goal,” “intend,” “continue,” “could,” “may,” “might,” “shall,” “should,” “will,” “would,” “plan,” “possible,” “potential,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. In addition, any statements that refer to expectations, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current expectations, projections and beliefs based on information currently available. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Company that may cause its actual business, financial condition, results of operations, performance and/or achievements to be materially different from any future business, financial condition, results of operations, performance and/or achievements expressed or implied by these forward-looking statements. Because some of these risks and uncertainties cannot be predicted or quantified, you should not rely on our forward-looking statements as predictions of future events. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in the Company’s Annual Report on Form 10-K (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 28, 2025 and the Company’s other filings with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. You should read this Quarterly Report with the understanding that actual future events or future performance might be materially different from our expectations.

Introduction

We are a holding company that conducts substantially all of our business operations through Reservoir Media Management, Inc. (“RMM”) and RMM’s subsidiaries. RMM is one of the world’s leading independent music companies. We operate a music publishing business, a recorded music business, a management business and a rights management entity in the Middle East.

Business Overview

We are an independent music company operating in music publishing and recorded music. Both of our business areas are populated with hit songs dating back to the early 1900s and represent an array of artists across genre and geography. Consistent with how we classify and operate our business, our company is organized in two reportable segments: Music Publishing and Recorded Music. A brief description of each segment’s operations is presented below.

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

The operations of our Music Publishing business are conducted principally through RMM, our global music publishing company headquartered in New York City, with operations in multiple countries through various subsidiaries, affiliates and non-affiliated licensees and sub-publishers. We own or control rights to a vast collection of musical compositions, including numerous pop hits, American standards and motion picture and theatrical compositions. Assembled over many years, our catalog represents a diverse range of genres, including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative and gospel. In addition to the catalog, we represent many active songwriters who are consistently generating new music.

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

Our recorded music business is operated by our label teams based in London and New York City, which release music from our labels Chrysalis Records, Tommy Boy Music, New State and Reservoir Recordings. We primarily manage Catalog recorded music, but we have a small roster of Current Artists for whom we release new music. We also own income participation interests in recordings by The Isley Brothers, The Commodores, Wisin and Yandel, Alabama and others. Our core Catalog includes recordings under the Chrysalis Records label by artists, such as Sinéad O’Connor, The Specials, Generation X, The Waterboys and De La Soul, recordings under the Tommy Boy label by artists, such as Coolio, House of Pain, Naughty By Nature and Queen Latifah, plus select catalog artists on Fool’s Gold Records, which we also distribute.

Our Current Artist and Catalog recorded music distribution is handled by a mix of direct deals such as with Amazon, Apple, TikTok, and YouTube, plus a network of distribution partners including MERLIN, AMPED, and Proper. Chrysalis Records’ current frontline releases are distributed through Secretly Distribution.

Through our distribution network, our music is being sold in physical retail outlets, as well as in physical form to online retailers, such as amazon.com, and distributed in digital form to an expanding universe of digital partners, including streaming services, such as Amazon, Apple, Deezer, SoundCloud, Spotify, Tencent Music Entertainment Group and YouTube, radio services, such as iHeart Radio and SiriusXM, and download services. We also license music digitally to fitness platforms, such as Apple Fitness+, Equinox, Hydrow and Peloton and social media outlets such as Facebook, Instagram, TikTok and Snap.

Recorded Music revenues are derived from four main sources:

●	Digital––the rightsholder receives revenues with respect to streaming and download services;
●	Physical––the rightsholder receives revenues with respect to sales of physical products such as vinyl, CDs and DVDs;
●	Neighboring Rights––the rightsholder receives royalties if sound recordings are performed publicly through broadcast of music on television, radio, and cable, and in public spaces such as shops, workplaces, restaurants, bars and clubs; and
●	Synchronization––the rightsholder receives royalties or fees for the right to use sound recordings in combination with visual images such as in films or television programs, television commercials and video games.

The principal costs associated with our Recorded Music business are as follows:

●	Artist Royalties and Other Recorded Costs––the A&R costs associated with (i) paying royalties to recording artists, producers, songwriters, other copyright holders and trade unions, (ii) signing and developing recording artists and (iii) creating master recordings in the studio; and product costs to manufacture, package and distribute products to wholesale and retail distribution outlets, all of which are classified as cost of revenue; and
●	Administration Expenses––the costs associated with general overhead and other administrative expenses as well as costs associated with the promotion and marketing of recording artists and music, including costs to produce music videos for promotional purposes and artist tour support.

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

Results of Operations

Income Statement

Our income statement was composed of the following amounts (in thousands):

	For the Three Months Ended
	June 30,		2025 vs. 2024
	2025	2024	$ Change	% Change
Revenues	$37,164	$34,317	$2,847	8%
Costs and expenses:
Cost of revenue	13,193	13,281	(88)	(1)%
Amortization and depreciation	7,314	6,385	929	15%
Administration expenses	11,211	9,689	1,522	16%
Total costs and expenses	31,718	29,355	2,362	8%

Operating income	5,447	4,962	485	10%

Interest expense	(6,296)	(5,059)	(1,237)	24%
Gain (loss) on foreign exchange	1,095	(59)	1,155	NM
Loss on fair value of swaps	(997)	(490)	(507)	103%
Other income (expense), net	(164)	(100)	(64)	65%
Loss before income taxes	(915)	(747)	(168)	22%
Income tax benefit	(271)	(294)	23	(8)%
Net loss	(644)	(453)	(191)	42%
Net loss attributable to noncontrolling interests	88	107	(18)	(17)%
Net loss attributable to Reservoir Media, Inc.	$(556)	$(347)	$(209)	60%

NM – Not meaningful

Revenues

Our revenues were composed of the following amounts (in thousands):

	For the Three Months Ended
	June 30,		2025 vs. 2024
	2025	2024	$ Change	% Change
Revenue by Type
Digital	$14,310	$14,635	$(325)	(2)%
Performance	4,785	5,134	(350)	(7)%
Synchronization	4,153	2,811	1,342	48%
Mechanical	622	669	(47)	(7)%
Other	1,064	751	312	42%
Total Music Publishing	24,933	24,000	933	4%

Digital	8,035	6,558	1,477	23%
Physical	1,072	1,352	(280)	(21)%
Neighboring rights	1,073	1,106	(34)	(3)%
Synchronization	265	614	(349)	(57)%
Total Recorded Music	10,444	9,631	814	8%

Other revenue	1,787	686	1,100	160%
Total Revenue	$37,164	$34,317	$2,847	8%

	For the Three Months Ended
	June 30,		2025 vs. 2024
	2025	2024	$ Change	% Change
Revenue by Geographical Location
U.S. Music Publishing	$14,120	$13,789	$331	2%
U.S. Recorded Music	5,411	5,697	(285)	(5)%
U.S. Other Revenue	1,787	686	1,100	160%
Total U.S.	21,318	20,172	1,146	6%
International Music Publishing	10,814	10,211	603	6%
International Recorded Music	5,033	3,934	1,099	28%
Total International	15,847	14,145	1,702	12%
Total Revenue	$37,164	$34,317	$2,847	8%

Three Months Ended June 30, 2025 vs. Three Months Ended June 30, 2024

Total revenues increased by $2,847 thousand, or 8%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, driven by a 4% increase in Music Publishing revenues and an 8% increase in Recorded Music revenues. Music Publishing revenues represented 67% and 70% of total revenues for the three months ended June 30, 2025 and the three months ended June 30, 2024, respectively. Recorded Music revenues represented 28% of total revenues for the three months ended June 30, 2025 and the three months ended June 30, 2024. U.S. and international revenues represented 57% and 43%, respectively, of total revenues for the three months ended June 30, 2025. U.S. and international revenues represented 59% and 41%, respectively, of total revenues for the three months ended June 30, 2024.

Total digital revenues increased by $1,153 thousand, or 5%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to the acquisition of additional music catalogs. Total digital revenues represented 60% and 62% of total revenues for the three months ended June 30, 2025 and the three months ended June 30, 2024, respectively.

Music Publishing revenues increased by $933 thousand, or 4%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase in Music Publishing revenues was mainly due to a $1,342 thousand increase in synchronization revenue driven by the timing of licenses and a $312 thousand increase in other revenue primarily attributable to acquired stage rights. These increases were partially offset by a $350 thousand decrease in performance revenue and a $325 thousand decrease in digital revenue.

On a geographic basis, U.S. Music Publishing revenues represented 57% of total Music Publishing revenues for the three months ended June 30, 2025 and the three months ended June 30, 2024. International Music Publishing revenues represented 43% of total Music Publishing revenues for the three months ended June 30, 2025 and the three months ended June 30, 2024.

Recorded Music revenues increased by $814 thousand, or 8%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase in Recorded Music revenues was mainly due to a $1,477 thousand increase in digital revenue driven by acquisition of catalogs and continued growth at music streaming services. The increase in digital revenue was partially offset by a $349 thousand decrease in synchronization revenue driven by the timing of licenses and a $280 thousand decrease in physical revenue due to the planned timing of releases.

On a geographic basis, U.S. Recorded Music revenues represented 52% of total Recorded Music revenues for the three months ended June 30, 2025 compared to 59% for the three months ended June 30, 2024. International Recorded Music revenues represented 48% of total Recorded Music revenues for the three months ended June 30, 2025 compared to 41% for the three months ended June 30, 2024.

Cost of Revenue

Our cost of revenue was composed of the following amounts (in thousands):

	For the Three Months Ended
	June 30,		2025 vs. 2024
	2025	2024	$ Change	% Change
Writer royalties and other publishing costs	$10,437	$10,635	$(199)	(2)%
Artist royalties and other recorded music costs	2,756	2,646	110	4%
Total cost of revenue	$13,193	$13,281	$(88)	(1)%

Three Months Ended June 30, 2025 vs. Three Months Ended June 30, 2024

Cost of revenue decreased by $88 thousand, or 1%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily as a result of a decrease in writer royalties and other publishing costs for the Music Publishing segment, partially offset by an increase in artist royalties and other recorded music costs for the Recorded Music segment. Cost of revenue as a percentage of revenues decreased to 35% for the three months ended June 30, 2025 from 39% for the three months ended June 30, 2024, reflecting decreases in cost of revenue as a percentage of revenues for the Music Publishing and Recorded Music segments, as well as an increase in Other revenue related to the Company’s artist management business, which does not have a corresponding cost of revenue.

Writer royalties and other publishing costs for the Music Publishing segment decreased by $199 thousand, or 2%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Writer royalties and other publishing costs as a percentage of Music Publishing revenues decreased to 42% for the three months ended June 30, 2025 from 44% for the three months ended June 30, 2024, driven primarily by the change in the mix of revenue by type and songwriting clients with their specific contractual royalty rates being applied to the revenues.

Artist royalties and other recorded music costs for the Recorded Music segment increased by $110 thousand, or 4%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Artist royalties and other recorded music costs as a percentage of Recorded Music revenues decreased to 26% for the three months ended June 30, 2025 from 27% for the three months ended June 30, 2024, driven primarily by the mix of revenue by type, including a lower percentage of physical sales that carry higher costs than other types of revenue, and artists with their specific contractual royalty rates being applied to the revenues.

Amortization and Depreciation

Three Months Ended June 30, 2025 vs. Three Months Ended June 30, 2024

Amortization and depreciation expense increased by $929 thousand, or 15%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to the acquisition of additional music catalogs.

Administration Expenses

Our administration expenses are composed of the following amounts (in thousands):

	For the Three Months Ended
	June 30,		2025 vs. 2024
	2025	2024	$ Change	% Change
Music Publishing administration expenses	$6,933	$6,581	$351	5%
Recorded Music administration expenses	2,834	2,534	301	12%
Other administration expenses	1,444	574	869	151%
Total administration expenses	$11,211	$9,689	$1,522	16%

Three Months Ended June 30, 2025 vs. Three Months Ended June 30, 2024

Total administration expenses increased by $1,522 thousand, or 16%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, driven primarily by an increase in the Other administration expenses and, to a lesser extent, increases in administration expenses in the Music Publishing and Recorded Music segments. Expressed as a percentage of revenues, administration expenses increased to 30% for the three months ended June 30, 2025 from 28% for the three months ended June 30, 2024, primarily as a result of the increase in Other administration expenses, increased costs due to inflation and investments in the Recorded Music business.

Music Publishing administration expenses increased by $351 thousand, or 5%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Expressed as a percentage of revenues, Music Publishing administration expenses increased to 28% for the three months ended June 30, 2025 from 27% for the three months ended June 30, 2024, primarily as a result of increased compensation and other costs due to inflation.

Recorded Music administration expenses increased by $301 thousand, or 12%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Expressed as a percentage of revenue, Recorded Music administration expenses increased to 27% for the three months ended June 30, 2025 from 26% for the three months ended June 30, 2024, primarily due to investments made in the Recorded Music business to address frontline opportunities, as well as increased compensation and other costs due to inflation.

Other administration expenses increased by $869 thousand, or 151%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to selling expenses associated with our artist management business, consisting mostly of manager compensation.

Operating Income

Operating income increased by $485 thousand, or 10%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily driven by an increase in revenues, partially offset by increases in amortization and depreciation and administration expenses. Operating income margin (operating income expressed as a percentage of revenues) increased to 15% during the three months ended June 30, 2025 compared to 14% during the three months ended June 30, 2024, primarily as a result of an increase in revenues and a decrease in cost of revenue as a percentage of revenues, partially offset by increases in amortization and depreciation and administration expenses.

Interest Expense

Three Months Ended June 30, 2025 vs. Three Months Ended June 30, 2024

Interest expense increased by $1,237 thousand, or 24%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, driven primarily by increased debt balances due to use of funds in acquisitions of music catalogs and writer signings, as well as an increase in effective interest rates. The increase in the Company’s effective interest rates primarily reflects an increase on the portions of its borrowings that are hedged, as its swap contracts in effect during the three months ended June 30, 2025 have a higher fixed interest rate than those in effect during the three months ended June 30, 2024.

Gain (Loss) on Foreign Exchange

Three Months Ended June 30, 2025 vs. Three Months Ended June 30, 2024

Gain on foreign exchange was $1,095 thousand for the three months ended June 30, 2025 compared to loss on foreign exchange of $59 thousand for the three months ended June 30, 2024. This change was due to fluctuations in the two foreign currencies we are directly exposed to, namely British pound sterling and euro.

Loss on Fair Value of Swaps

Three Months Ended June 30, 2025 vs. Three Months Ended June 30, 2024

Loss on fair value of swaps was $997 thousand for the three months ended June 30, 2025 compared to $490 thousand for the three months ended June 30, 2024. This change was due to marking to market our interest rate swap hedges.

Other Income (Expense), Net

Other income (expense), net during the three months ended June 30, 2025 and the three months ended June 30, 2024 was comprised primarily of the Company’s recognition of its share of losses incurred by equity method investments.

Income Tax Benefit

Three Months Ended June 30, 2025 vs. Three Months Ended June 30, 2024

Income tax benefit was $271 thousand during the three months ended June 30, 2025 compared to $294 thousand during the three months ended June 30, 2024. The decrease in the income tax benefit during the three months ended June 30, 2025 was primarily due to the increase of loss before income taxes, partially offset by a lower effective income tax rate.

The effective income tax rate during the three months ended June 30, 2025 was 29.6% compared to 39.3% during the three months ended June 30, 2024. During the three months ended June 30, 2024, the Company recorded an incremental tax benefit of approximately $103,000 to its deferred tax liabilities related to certain international intangible assets. Additionally, the change in the effective income tax rate reflect changes in the mix of income from multiple tax jurisdictions.

On July 4, 2025, the reconciliation bill, commonly referred to as the “One Big Beautiful Bill Act” (“OBBBA”), was signed into law in the U.S, introducing a broad range of tax reform provisions, including changes to interest deductibility, bonus depreciation, and various international provisions with multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently evaluating the full effects of the tax law change. However, the legislation is not at this time expected to have a material impact on the Company’s financial statements. Since the law was enacted after the end of the Company’s first fiscal quarter, the Company has not reflected any impact from the OBBBA in its financial statements for the three months ended June 30, 2025.

Net Loss

Three Months Ended June 30, 2025 vs. Three Months Ended June 30, 2024

Net loss was $644 thousand during the three months ended June 30, 2025 compared to the net loss of $453 thousand during the three months ended June 30, 2024. The increase in net loss was driven primarily by increases in interest expense and loss on fair value of swaps, partially offset by increases in gain (loss) on foreign exchange and operating income.

Non-GAAP Reconciliations

We use certain financial information, such as OIBDA, OIBDA Margin, EBITDA and Adjusted EBITDA, which are non-GAAP financial measures, which means they have not been prepared in accordance with U.S. GAAP. Reservoir’s management uses these non-GAAP financial measures to evaluate our operations, measure the Company’s performance and make strategic decisions. We believe that the use of these non-GAAP financial measures provides useful information to investors and others in understanding our results of operations and trends in the same manner as our management and in evaluating our financial measures as compared to the financial measures of other similar companies, many of which present similar non-GAAP financial measures. However, these non-GAAP financial measures are subject to inherent limitations as they reflect the exercise of judgments by our management about which items are excluded or included in determining these non-GAAP financial measures and, therefore, should not be considered as a substitute for net income, operating income or any other operating performance measures calculated in accordance with GAAP. Using such non-GAAP financial measures in isolation to analyze our business would have material limitations because the calculations are based on the subjective determination of our management regarding the nature and classification of events and circumstances. In addition, although other companies in our industry may report measures titled OIBDA, OIBDA margin and Adjusted EBITDA, or similar measures, such non-GAAP financial measures may be calculated differently from how we calculate such non-GAAP financial measures, which reduces their overall usefulness as comparative measures. Because of these limitations, such non-GAAP financial measures should be considered alongside other financial performance measures and other financial results presented in accordance with GAAP. Reconciliations of OIBDA to operating income and EBITDA and Adjusted EBITDA to net income are provided below.

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

EBITDA is defined as earnings (net income or loss) before net interest expense, income tax expense (benefit), non-cash depreciation of tangible assets and non-cash amortization of intangible assets and is used by management to measure operating performance of the business. Adjusted EBITDA is defined as EBITDA further adjusted to exclude items or expenses such as, among others, (1) any non-cash charges (including any impairment charges, loss on early extinguishment of debt and to write-down an equity investment to its fair value), (2) any net gain or loss on foreign exchange, (3) any net gain or loss resulting from interest rate swaps, (4) equity-based compensation expense and (5) certain unusual or non-recurring items. Adjusted EBITDA is a key measure used by our management to understand and evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. However, certain limitations in the use of Adjusted EBITDA include, among others, (1) it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenue for our business, (2) it does not reflect the significant interest expense or cash requirements necessary to service interest or principal payments on our indebtedness and (3) it does not reflect every cash expenditure, future requirements for capital expenditures or contractual commitments. In particular, Adjusted EBITDA measure adds back certain non-cash, unusual or non-recurring charges that are deducted in calculating net income; however, these are expenses that may recur, vary greatly and are difficult to predict. In addition, Adjusted EBITDA is not the same as net income or cash flow provided by operating activities as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.

Reconciliation of Operating Income to OIBDA

We use OIBDA as our primary measure of financial performance. The following tables reconcile consolidated operating income to OIBDA and present OIBDA for our reportable segments (in thousands):

	Consolidated
	For the Three Months Ended
	June 30,		2025 vs. 2024
	2025	2024	$ Change	% Change
Revenues	$37,164	$34,317	$2,847	8%
Cost of revenue	13,193	13,281	(88)	(1)%
Administration expenses	11,211	9,689	1,522	16%
OIBDA	12,760	11,346	1,414	12%
Amortization and depreciation	7,314	6,385	929	15%
Operating income	$5,447	$4,962	$485	10%

OIBDA Margin	34%	33%

	Music Publishing
	For the Three Months Ended
	June 30,		2025 vs. 2024
	2025	2024	$ Change	% Change
Revenues	$24,933	$24,000	$933	4%
Cost of revenue	10,437	10,635	(199)	(2)%
Administration expenses	6,933	6,581	351	5%
OIBDA	$7,564	$6,784	$780	12%

OIBDA Margin	30%	28%

	Recorded Music
	For the Three Months Ended
	June 30,		2025 vs. 2024
	2025	2024	$ Change	% Change
Revenues	$10,444	$9,631	$814	8%
Cost of revenue	2,756	2,646	110	4%
Administration expenses	2,834	2,534	301	12%
OIBDA	$4,854	$4,451	$403	9%

OIBDA Margin	46%	46%

OIBDA

Three Months Ended June 30, 2025 vs. Three Months Ended June 30, 2024

OIBDA increased by $1,414 thousand, or 12%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, driven by a $780 thousand increase in Music Publishing OIBDA and a $403 thousand increase in Recorded Music OIBDA. Expressed as a percentage of revenue, OIBDA Margin increased to 34% for the three months ended June 30, 2025 from 33% for the three months ended June 30, 2024.

Music Publishing OIBDA increased by $780 thousand, or 12%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Expressed as a percentage of revenue, Music Publishing OIBDA Margin increased to 30% in the three months ended June 30, 2025 from 28% in the three months ended June 30, 2024. The increases in Music Publishing OIBDA and OIBDA Margin reflect an increase in revenues and a decrease in cost of revenue as a percentage of revenues.

Recorded Music OIBDA increased by $403 thousand, or 9% during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Expressed as a percentage of revenue, Recorded Music OIBDA Margin was 46% during the three months ended June 30, 2025 and the three months ended June 30, 2024.

Reconciliation of Net Loss to EBITDA and Adjusted EBITDA

The following table reconciles net loss to Adjusted EBITDA (in thousands):

	For the Three Months Ended
	June 30,		2025 vs. 2024
	2025	2024	$ Change	% Change
Net loss	$(644)	$(453)	$(191)	42%
Income tax benefit	(271)	(294)	23	(8)%
Interest expense	6,296	5,059	1,237	24%
Amortization and depreciation	7,314	6,385	929	15%
EBITDA	12,695	10,697	1,998	19%
(Gain) loss on foreign exchange(a)	(1,095)	59	(1,155)	NM
Loss on fair value of swaps(b)	997	490	507	103%
Non-cash share-based compensation(c)	1,134	1,274	(140)	(11)%
Other (income) expense, net(d)	164	100	64	64%
Adjusted EBITDA	$13,895	$12,620	$1,274	10%

NM - Not meaningful

(a)	Reflects the (gain) or loss on foreign exchange fluctuations.
(b)	Reflects the non-cash loss on the mark-to-market of interest rate swaps.
(c)	Reflects non-cash share-based compensation expense related to the Reservoir Media, Inc. 2021 Omnibus Incentive Plan.
(d)	Reflects the Company’s share of losses recorded by equity method investments.

Three Months Ended June 30, 2025 vs. Three Months Ended June 30, 2024

Adjusted EBITDA increased by $1,274 thousand, or 10%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily as a result of an increase in revenues, partially offset by an increase in administration expenses.

Liquidity and Capital Resources

Capital Resources

As of June 30, 2025, we had $387,367 thousand of debt (net of $4,461 thousand of deferred financing costs) and $14,857 thousand of cash and cash equivalents.

Cash Flows

The following table summarizes our historical cash flows (in thousands).

	For the Three Months Ended
	June 30,		2025 vs.2024
	2025	2024	$ Change	% Change
Cash provided by (used for):
Operating activities	$6,014	$8,556	$(2,542)	(30)%
Investing activities	$(9,659)	$(1,899)	$(7,760)	NM
Financing activities	$(2,509)	$(8,415)	$5,906	(70)%

NM - Not meaningful

Operating Activities

Cash provided by operating activities was $6,014 thousand for the three months ended June 30, 2025 compared to $8,556 thousand for the three months ended June 30, 2024. The primary driver of the $2,542 thousand decrease in cash provided by operating activities during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was cash used for working capital, due primarily to the timing of royalty payments to artists and royalty advance recoupments, partially offset by the timing of collections of accounts receivable and payments of accounts payable.

Investing Activities

Cash used for investing activities was $9,659 thousand for the three months ended June 30, 2025 compared to $1,899 thousand for the three months ended June 30, 2024. The increase in cash used in investing activities was primarily due to an increase in acquisitions of music catalogs.

Financing Activities

Cash used for financing activities was $2,509 thousand for the three months ended June 30, 2025 compared to $8,415 thousand for the three months ended June 30, 2024. The decrease in cash used for financing activities in the three months ended June 30, 2025 primarily reflects a decrease in net repayments of the secured line of credit.

Liquidity

Our primary sources of liquidity are the cash flows generated from our subsidiaries’ operations, available cash and cash equivalents and funds available for drawing under our senior secured revolving credit facility (the “Senior Credit Facility”) (as described below). These sources of liquidity are needed to fund our debt service requirements, working capital requirements, strategic acquisitions and investments, capital expenditures and other investing and financing activities we may elect to make in the future.

We believe that our primary sources of liquidity will be sufficient to support our existing operations over the next twelve months.

Existing Debt as of June 30, 2025

As of June 30, 2025, our outstanding debt consisted of $391,828 thousand borrowed under the Senior Credit Facility. As of June 30, 2025, remaining borrowing availability under the Senior Credit Facility was $158,172 thousand.

We use cash generated from operations to service outstanding debt, consisting primarily of interest payments through maturity, and we expect to continue to refinance and extend maturity on the Senior Credit Facility for the foreseeable future.

Debt Capital Structure

RMM is a borrower under a revolving credit agreement (as amended or supplemented from time to time, the “RMM Credit Agreement”) governing RMM’s Senior Credit Facility. On June 3, 2025, RMM entered into an amendment (the “Third Amendment”) to the RMM Credit Agreement, which amended the Senior Credit Facility to (i) increase the revolving credit commitment from $450,000 thousand to $550,000 thousand, (ii) adjust the consolidated net senior debt to the value of the music library ratio for the 0.25% increase in the pricing grid from 30.0% to 37.5%, (iii) reset the incremental borrowing capacity under the facility’s accordion feature to $150,000 thousand after the effectiveness of the Third Amendment, (iv) exclude non wholly-owned foreign subsidiaries from the requirement to guarantee obligations under the RMM Credit Agreement and (v) modify certain negative covenants under the RMM Credit Agreement as further set forth in the Third Amendment.

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

Guarantees and Security

The obligations under the Senior Credit Facility are guaranteed by us, RHI and certain subsidiaries of RMM. Substantially all of our, RHI’s, RMM’s and other subsidiary guarantors’ tangible and intangible assets are pledged as collateral to secure the obligations of RMM under the Senior Credit Facility, including accounts receivable, cash and cash equivalents, deposit accounts, securities accounts, commodities accounts, inventory and certain intercompany debt owing to us or our subsidiaries.

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

Non-compliance with the fixed charge coverage ratio and consolidated senior debt to library value ratio could result in the lenders, subject to customary cure rights, requiring the immediate payment of all amounts outstanding under the Senior Credit Facility, which could have a material adverse effect on our business, cash flows, financial condition and results of operations. As of June 30, 2025, we were in compliance with both of the financial covenants and all non - financial covenants under the Senior Credit Facility.

Interest Rate Swaps

At June 30, 2025, RMM had the following interest rate swaps outstanding, under which it pays a fixed rate and receives a floating interest payment from the counterparty based on SOFR with reference to notional amounts adjusted to match the amended scheduled principal repayments pursuant to the Senior Credit Facility (in thousands):

	Notional
	Amount at	Pay Fixed
Effective Date	June 30, 2025	Rate	Maturity
September 30, 2024	$100,000	2.946%	December 2027
September 30, 2024	$50,000	3.961%	December 2027

Dividends

Our ability to pay dividends to Reservoir Media, Inc.’s shareholders is restricted by covenants in the Senior Credit Facility. We did not pay any dividends to Reservoir Media, Inc.’s shareholders during the three months ended June 30, 2025.

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

Contractual and Other Obligations

As of June 30, 2025, there have been no material changes, outside the ordinary course of business, in our contractual obligations since March 31, 2025. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual and Other Obligations” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on May 28, 2025 for information regarding our contractual obligations.

Critical Accounting Policies

As of June 30, 2025, there have been no material changes to our critical accounting policies since March 31, 2025. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on May 28, 2025 for information regarding our critical accounting policies. We believe that our accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the amounts reported in those condensed consolidated financial statements and the accompanying notes thereto. We believe we have used reasonable estimates and assumptions in preparing the condensed consolidated financial statements. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

Off-Balance Sheet Arrangements

As of June 30, 2025, we had no off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

As a result of the material weakness in our internal controls over financial reporting, as described in Part II, “Item 9A, Controls and Procedures” in our Annual Report on Form 10-K for the year ended March 31, 2025 (the “Annual Report”), our principal executive officer and principal financial and accounting officer concluded that during the period covered by this Quarterly Report our disclosure controls and procedures were not effective as of June 30, 2025. Notwithstanding this material weakness, management has concluded that the condensed consolidated financial statements included in this Quarterly Report are fairly stated in all material respects in accordance with U.S. GAAP.

Remediation Plan and Status of Material Weaknesses

As disclosed in our Annual Report, we successfully remediated three of four material weaknesses related to (i) segregation of duties, (ii) lack of qualified personnel for complex accounting transactions, and (iii) ineffective risk assessment processes as of March 31, 2025. However, the material weakness related to the improper design of control activities to address certain risks of material misstatement, specifically related to our third-party Recorded Music royalty system, remains unremediated as of June 30, 2025.

We continue to take steps to remediate the material weakness described in our Annual Report. This includes, but is not limited to, providing training to process and control owners, enhancing relevant policies, procedures, guidelines and documentation templates, implementing new controls, and improving documentation supporting existing controls over the third-party Recorded Music royalty system, and other relevant areas. The evaluation over whether these improved control activities have been designed and are operating effectively, is ongoing.

We will not be able to fully remediate this material weakness until the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. Our management will continue to monitor the effectiveness of our remediation plans in future periods and will make changes we determine to be appropriate.

Changes in Internal Control over Financial Reporting

Except as disclosed above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls and Procedures

Except as disclosed above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A to the Company’s Annual Report for the year ended March 31, 2025. The risk factors disclosed in the Annual Report, in addition to the other information set forth in this report, could materially affect our business, financial condition or results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no other unregistered sales of equity securities during the three months ended June 30, 2025 which have not been previously disclosed on a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1 (f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

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
10.1

Third Amendment to the Fourth Amended and Restated Credit Agreement, dated as of June 3, 2025 by and among Reservoir Media Management, Inc., Reservoir Media, Inc., the other loan parties party thereto from time to time, the lenders party thereto from time to time and Truist Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2025).

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

RESERVOIR MEDIA, INC.

Date: August 5, 2025	By:	/s/ Golnar Khosrowshahi
Name: Golnar Khosrowshahi
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2025	By:	/s/ Jim Heindlmeyer
Name: Jim Heindlmeyer
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)