Form 10-Q
period 2025-09-30
Reservoir Media, Inc.
filed 2025-11-04
CIK 1824403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 27, 2025, there were 65,588,223 shares of Common Stock of Reservoir Media, Inc. issued and outstanding.

RESERVOIR MEDIA, INC.

FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In U.S. dollars, except share data)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Revenues	$45,435,051	$40,667,393	$82,599,344	$74,984,236
Costs and expenses:
Cost of revenue	16,532,205	14,831,371	29,724,920	28,112,487
Amortization and depreciation	7,556,863	6,430,019	14,870,600	12,814,776
Administration expenses	10,659,442	9,283,977	21,870,589	18,973,414
Total costs and expenses	34,748,510	30,545,367	66,466,109	59,900,677

Operating income	10,686,541	10,122,026	16,133,235	15,083,559

Interest expense	(6,741,657)	(4,960,408)	(13,037,615)	(10,019,806)
(Loss) gain on foreign exchange	(387,010)	(36,348)	708,404	(95,811)
Loss on fair value of swaps	(315,998)	(5,126,907)	(1,313,163)	(5,617,202)
Other income (expense), net	(90,707)	1,033	(254,483)	(98,489)
Income (loss) before income taxes	3,151,169	(604)	2,236,378	(747,749)
Income tax expense (benefit)	947,313	(152,593)	676,247	(446,561)
Net income (loss)	2,203,856	151,989	1,560,131	(301,188)
Net loss attributable to noncontrolling interests	53,985	33,026	142,051	139,548
Net income (loss) attributable to Reservoir Media, Inc.	$2,257,841	$185,015	$1,702,182	$(161,640)

Earnings (loss) per common share (Note 13):
Basic	$0.03	$—	$0.03	$—
Diluted	$0.03	$—	$0.03	$—

Weighted average common shares outstanding (Note 13):
Basic	65,566,514	65,186,357	65,468,739	65,079,114
Diluted	66,273,757	65,837,273	66,166,846	65,079,114

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In U.S. dollars)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$2,203,856	$151,989	$1,560,131	$(301,188)
Other comprehensive (loss) income:
Translation adjustments	(1,107,251)	3,755,405	2,944,917	3,790,257
Total comprehensive income	1,096,605	3,907,394	4,505,048	3,489,069
Comprehensive loss attributable to noncontrolling interests	53,985	33,026	142,051	139,548
Total comprehensive income attributable to Reservoir Media, Inc.	$1,150,590	$3,940,420	$4,647,099	$3,628,617

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars, except share data)

(Unaudited)

	September 30,	March 31,
	2025	2025
Assets
Current assets
Cash and cash equivalents	$27,939,407	$21,386,140
Accounts receivable	35,882,779	37,848,611
Current portion of royalty advances	14,869,185	15,182,463
Other current assets	5,093,461	4,867,081
Total current assets	83,784,832	79,284,295

Intangible assets, net	752,471,272	719,673,219
Equity method and other investments	2,581,853	1,100,000
Royalty advances, net of current portion and reserves	55,131,561	55,508,155
Property and equipment, net	459,517	406,784
Operating lease right of use assets, net	6,657,157	5,949,418
Fair value of swap assets	856,181	1,828,303
Other assets	1,593,138	1,376,836
Total assets	$903,535,511	$865,127,010

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$4,085,207	$5,394,755
Royalties payable	48,554,356	47,210,727
Accrued payroll	1,021,598	2,588,758
Deferred revenue	5,005,731	1,885,462
Other current liabilities	3,280,881	7,954,208
Income taxes payable	1,393	803,342
Total current liabilities	61,949,166	65,837,252

Secured line of credit	421,813,199	388,134,754
Deferred tax liability	39,784,463	38,228,099
Operating lease liabilities, net of current portion	6,648,113	5,723,930
Fair value of swap liability	751,049	410,008
Other liabilities	473,030	593,185
Total liabilities	531,419,020	498,927,228

Contingencies and commitments (Note 15)

Shareholders’ Equity
Preferred stock, $0.0001 par value 75,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2025 and March 31, 2025	—	—
Common stock, $0.0001 par value; 750,000,000 shares authorized, 65,588,223 shares issued and outstanding at September 30, 2025; 65,239,735 shares issued and outstanding at March 31, 2025	6,560	6,524
Additional paid-in capital	345,557,414	344,145,789
Retained earnings	24,849,752	23,147,570
Accumulated other comprehensive income (loss)	522,810	(2,422,107)
Total Reservoir Media, Inc. shareholders’ equity	370,936,536	364,877,776
Noncontrolling interest	1,179,955	1,322,006
Total shareholders’ equity	372,116,491	366,199,782
Total liabilities and shareholders’ equity	$903,535,511	$865,127,010

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In U.S. dollars, except share data)

(Unaudited)

	For the Three and Six Months Ended September 30, 2025
	Common Stock				Accumulated other
			Additional paid-in	Retained	comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	capital	earnings	income (loss)	interests	equity
Balance, March 31, 2025	65,239,735	$6,524	$344,145,789	$23,147,570	$(2,422,107)	$1,322,006	$366,199,782
Share-based compensation	—	—	873,978	—	—	—	873,978
Stock option exercises	2,678	—	13,684	—	—	—	13,684
Vesting of restricted stock units, net of shares withheld for employee taxes	248,770	26	(1,382,819)	—	—	—	(1,382,793)
Reclassification of liability-classified awards to equity-classified awards	—	—	995,407	—	—	—	995,407
Net loss	—	—	—	(555,659)	—	(88,066)	(643,725)
Other comprehensive income	—	—	—	—	4,052,168	—	4,052,168
Balance, June 30, 2025	65,491,183	$6,550	$344,646,039	$22,591,911	$1,630,061	$1,233,940	$370,108,501
Share-based compensation	—	—	831,385	—	—	—	831,385
Vesting of restricted stock units	97,040	10	(10)	—	—	—	—
Reclassification of liability-classified awards to equity-classified awards	—	—	80,000	—	—	—	80,000
Net income (loss)	—	—	—	2,257,841	—	(53,985)	2,203,856
Other comprehensive loss	—	—	—	—	(1,107,251)	—	(1,107,251)
Balance, September 30, 2025	65,588,223	$6,560	$345,557,414	$24,849,752	$522,810	$1,179,955	$372,116,491

	For the Three and Six Months Ended September 30, 2024
	Common Stock				Accumulated other
			Additional paid-in	Retained	comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	capital	earnings	loss	interests	equity
Balance, March 31, 2024	64,826,864	$6,483	$341,388,351	$15,397,657	$(3,797,733)	$1,490,223	$354,484,981
Share-based compensation	—	—	1,048,520	—	—	—	1,048,520
Stock option exercises	3,550	—	18,140	—	—	—	18,140
Vesting of restricted stock units, net of shares withheld for employee taxes	248,524	25	(1,432,889)	—	—	—	(1,432,864)
Reclassification of liability-classified awards to equity-classified awards	—	—	722,500	—	—	—	722,500
Net loss	—	—	—	(346,655)	—	(106,522)	(453,177)
Other comprehensive income	—	—	—	—	34,852	—	34,852
Balance, June 30, 2024	65,078,938	$6,508	$341,744,622	$15,051,002	$(3,762,881)	$1,383,701	$354,422,952
Share-based compensation	—	—	778,556	—	—	—	778,556
Stock option exercises	15,000	2	76,647	—	—	—	76,649
Vesting of restricted stock units	122,301	12	(12)	—	—	—	—
Reclassification of liability-classified awards to equity-classified awards	6,316	1	80,000	—	—	—	80,001
Net income (loss)	—	—	—	185,015	—	(33,026)	151,989
Other comprehensive income	—	—	—	—	3,755,405	—	3,755,405
Balance, September 30, 2024	65,222,555	$6,523	$342,679,813	$15,236,017	$(7,476)	$1,350,675	$359,265,552

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

(Unaudited)

	Six Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$1,560,131	$(301,188)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	14,764,184	12,698,379
Depreciation of property and equipment	106,416	116,397
Share-based compensation	2,247,437	2,327,385
Amortization of deferred financing costs	818,704	671,573
Loss on fair value of swaps	1,313,163	5,617,202
Loss from equity method investments	254,935	100,000
Deferred income taxes	676,247	(593,071)
Changes in operating assets and liabilities:
Accounts receivable	1,965,832	(3,013,739)
Other current assets	(226,380)	(387,091)
Royalty advances	982,272	4,586,077
Other assets and liabilities	348,563	(83,163)
Accounts payable, accrued expenses and deferred revenue	212,235	(4,131,674)
Royalties payable	1,071,551	4,602,810
Income taxes payable	(790,450)	(338,360)
Net cash provided by operating activities	25,304,840	21,871,537

Cash flows from investing activities:
Purchases of music catalogs	(48,122,560)	(10,546,455)
Investments in equity affiliates	(1,736,788)	(100,000)
Purchases of property and equipment	(159,149)	(55,231)
Net cash used for investing activities	(50,018,497)	(10,701,686)

Cash flows from financing activities:
Proceeds from secured line of credit	39,000,000	3,000,000
Repayments of secured line of credit	(5,000,000)	(10,000,000)
Proceeds from stock option exercises	13,684	94,787
Taxes paid related to net share settlement of restricted stock units	(1,382,793)	(1,432,864)
Deferred financing costs paid	(1,140,259)	—
Net cash provided by (used for) financing activities	31,490,632	(8,338,077)

Foreign exchange impact on cash	(223,708)	103,946

Increase in cash and cash equivalents	6,553,267	2,935,720
Cash and cash equivalents beginning of period	21,386,140	18,132,015
Cash and cash equivalents end of period	$27,939,407	$21,067,735

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

Reservoir Media, Inc., a Delaware corporation (the “Company”), is an independent music company based in New York City, New York and with offices in Los Angeles, Nashville, Toronto, London, Abu Dhabi and Mumbai.

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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for the three and six months ended September 30, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending March 31, 2026 or any other period.

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

SEPTEMBER 30, 2025

(Unaudited)

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

NOTE 4. REVENUE RECOGNITION

For the Company’s operating and reportable segments, Music Publishing and Recorded Music, the Company accounts for a contract when it has legally enforceable rights and obligations and collectability of consideration is probable. The Company identifies the performance obligations and determines the transaction price associated with the contract. Revenue is recognized when, or as, control of the promised services or goods is transferred to the Company’s customers, and in an amount that reflects the consideration to which the Company is expected to be entitled in exchange for those services or goods. Certain of the Company’s arrangements include licenses of intellectual property with consideration in the form of sales- and usage-based royalties. Royalty revenue is recognized when the subsequent sale or usage occurs using the best estimates available of the amounts that will be received by the Company. The Company recognized revenue of $1,697,811 and $4,211,373 from performance obligations satisfied in previous periods for the six months ended September 30, 2025 and 2024, respectively.

Disaggregation of Revenue

The Company’s revenue consisted of the following categories during the three and six months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Revenue by Type
Digital	$16,075,345	$15,588,247	$30,385,509	$30,222,950
Performance	7,488,162	5,083,736	12,272,801	10,218,162
Synchronization	4,601,493	5,820,495	8,754,904	8,631,512
Mechanical	1,647,356	1,090,033	2,268,978	1,759,006
Other	1,062,582	1,013,389	2,126,212	1,764,563
Total Music Publishing	30,874,938	28,595,900	55,808,404	52,596,193

Digital	8,688,339	7,211,063	16,723,553	13,769,233
Physical	1,345,912	1,503,678	2,417,791	2,856,019
Neighboring rights	1,102,274	1,079,937	2,174,781	2,186,287
Synchronization	1,845,651	897,844	2,110,374	1,511,487
Total Recorded Music	12,982,176	10,692,522	23,426,499	20,323,026

Other revenue	1,577,937	1,378,971	3,364,441	2,065,017
Total revenue	$45,435,051	$40,667,393	$82,599,344	$74,984,236

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Revenue by Geographical Location
United States Music Publishing	$15,708,098	$16,122,945	$29,827,800	$29,912,137
United States Recorded Music	7,179,350	6,046,574	12,590,672	11,743,204
United States other revenue	1,577,937	1,378,971	3,364,441	2,065,017
Total United States	24,465,385	23,548,490	45,782,913	43,720,358
International Music Publishing	15,166,840	12,472,955	25,980,604	22,684,056
International Recorded Music	5,802,826	4,645,948	10,835,827	8,579,822
Total International	20,969,666	17,118,903	36,816,431	31,263,878
Total revenue	$45,435,051	$40,667,393	$82,599,344	$74,984,236

Only the United States represented 10% or more of the Company’s total revenues in the three and six months ended September 30, 2025 and 2024.

Deferred Revenue

The following table reflects the change in deferred revenue during the six months ended September 30, 2025 and 2024:

	Six Months Ended
	September 30,
	2025	2024
Balance at beginning of period	$1,885,462	$1,163,953
Cash received during period	6,647,362	4,338,182
Revenue recognized during period(a)	(3,527,093)	(2,725,812)
Balance at end of period	$5,005,731	$2,776,323
(a)	Includes revenues of $1,541,050 during the six months ended September 30, 2025 related to the balance of deferred revenue at April 1, 2025. Includes revenues of $951,260 during the six months ended September 30, 2024 related to the balance of deferred revenue at April 1, 2024.

NOTE 5. ACQUISITIONS

In the ordinary course of business, the Company regularly acquires publishing and recorded music catalogs, which are typically accounted for as asset acquisitions. During the six months ended September 30, 2025 and 2024, the Company completed such acquisitions totaling $43,533,028 and $6,288,326, respectively, inclusive of deferred acquisition payments.

NOTE 6. INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following as of September 30, 2025 and March 31, 2025:

	September 30, 2025	March 31, 2025
Intangible assets subject to amortization:
Publishing and recorded music catalogs	$923,674,219	$875,475,723
Artist management contracts	971,030	933,733
Gross intangible assets	924,645,249	876,409,456
Accumulated amortization	(172,173,977)	(156,736,237)
Intangible assets, net	$752,471,272	$719,673,219

Straight-line amortization expense totaled $7,502,158 and $6,371,516 during the three months ended September 30, 2025 and 2024, respectively. Straight-line amortization expense totaled $14,764,184 and $12,698,379 during the six months ended September 30, 2025 and 2024, respectively. Publishing and recorded music catalogs acquired during the six months ended September 30, 2025 and 2024 were determined to have a useful life of 30 years.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 7. ROYALTY ADVANCES

The Company made royalty advances totaling $7,816,122 and $8,020,707 during the six months ended September 30, 2025 and 2024, respectively, recoupable from the writer’s or artist’s share of future royalties otherwise payable, in varying amounts. Advances expected to be recouped within the next twelve months are classified as current assets, with the remainder classified as noncurrent assets, net of reserves for amounts that may not be recoverable.

The following table reflects the change in royalty advances, net during the six months ended September 30, 2025 and 2024:

	Six Months Ended September 30,
	2025	2024
Balance at beginning of period	$70,690,618	$69,775,565
Additions	7,816,122	8,020,707
Recoupments	(8,798,394)	(12,606,784)
Foreign currency translation	292,400	388,084
Balance at end of period	$70,000,746	$65,577,572

NOTE 8. SECURED LINE OF CREDIT

Long-term debt consists of the following:

	September 30, 2025	March 31, 2025
Secured line of credit	$425,828,410	$391,828,410
Debt issuance costs, net	(4,015,211)	(3,693,656)
	$421,813,199	$388,134,754

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

SEPTEMBER 30, 2025

(Unaudited)

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

As described above, the Senior Credit Facility also includes an “accordion feature” that permits RMM to seek additional commitments in an amount not to exceed $150,000,000. As of September 30, 2025, the Senior Credit Facility had a borrowing capacity of $550,000,000, with remaining borrowing availability of $124,171,590.

Interest Rate Swaps

At September 30, 2025, RMM had the following interest rate swaps outstanding, under which it pays a fixed rate and receives a floating interest payment from the counterparty based on SOFR:

	Notional	Pay
	Amount at	Fixed
Effective Date	September 30, 2025	Rate	Maturity
September 30, 2024	$100,000,000	2.946%	December 2027
September 30, 2024	$50,000,000	3.961%	December 2027
September 4, 2025	$65,000,000	3.405%	December 2027

In September 2025, the Company entered into an interest rate swap in the amount of $65,000,000, which is reflected in the table above. This swap has an effective date of September 4, 2025 and a maturity date of December 16, 2027, which corresponds to the maturity date of the Senior Credit Facility. The Company will pay a fixed rate of 3.405% and receive a floating interest from the counterparty based on SOFR.

On September 30, 2024, three previous interest rate swaps expired with original notional amounts of $8,875,000, $88,098,862 and $53,030,237. Through the expiration date of these previous interest rate swaps, RMM paid fixed rates of 1.53%, 1.422% and 0.972%, respectively, to the counterparty and received a floating interest payment from the counterparty based on SOFR.

NOTE 9. INCOME TAXES

Income tax expense (benefit) for the three months ended September 30, 2025 and 2024 was $947,313 and $(152,593), respectively. Income tax expense (benefit) for the six months ended September 30, 2025 and 2024 was $676,247 and $ (446,561), respectively. Income tax benefit during the three and six months ended September 30, 2024 reflect excess tax benefits related to share-based compensation. Additionally, during the six months ended September 30, 2024, the Company recorded an incremental tax benefit of approximately $103,000 to its deferred tax liabilities related to certain international intangible assets. The income tax expense (benefit) during these periods also reflects the amount and mix of income from multiple tax jurisdictions.

On July 4, 2025, the reconciliation bill, commonly referred to as the “One Big Beautiful Bill Act” (“OBBBA”), was signed into law in the U.S, introducing a broad range of tax reform provisions, including changes to interest deductibility, bonus depreciation, and various international provisions with multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The impact of the OBBBA tax legislation did not have a material impact on the condensed consolidated financial statements during the three and six months ended September 30, 2025, and is not expected to have a material impact in future periods.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 10. SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid and income taxes paid for the six months ended September 30, 2025 and 2024 were comprised of the following:

	Six Months Ended September 30,
	2025	2024
Interest paid	$12,214,500	$11,562,660
Income taxes paid	$1,098,585	$482,341

Non-cash investing and financing activities for the six months ended September 30, 2025 and 2024 were comprised of the following:

	Six Months Ended September 30,
	2025	2024
Acquired intangible assets included in other liabilities	$498,915	$896,275
Reclassification of liability-classified awards to equity-classified awards	$1,075,407	$802,500
Right-of-use assets received in exchange for operating lease obligations	$1,267,294	$—

NOTE 11. WARRANTS

As of September 30, 2025, the Company’s outstanding warrants included 5,750,000 publicly-traded warrants (the “Public Warrants”), which were issued during ROCC’s initial public offering on December 15, 2020, and 137,500 warrants sold in a private placement to ROCC’s sponsor (the “Private Warrants” and together with the Public Warrants, the “Warrants”), which were assumed by the Company in connection with the Business Combination and exchanged into warrants for shares of Common Stock. Each whole Warrant entitles the registered holder to purchase one whole share of Common Stock at a price of $11.50 per share, provided that the Company has an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder.

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

NOTE 12. SHARE-BASED COMPENSATION

Share-based compensation expense totaled $1,113,885 ($867,195, net of taxes) and $1,053,711 ($819,235, net of taxes) during the three months ended September 30, 2025 and 2024, respectively. Share-based compensation expense totaled $2,247,437 ($1,749,702, net of taxes) and $2,327,385 ($1,809,487, net of taxes) during the six months ended September 30, 2025 and 2024, respectively. Share-based compensation expense is classified as “Administration expenses” in the accompanying condensed consolidated statements of income (loss).

During the six months ended September 30, 2025 and 2024, the Company granted restricted stock units (“RSUs”) to satisfy previous obligations to issue a variable number of equity awards based on a fixed monetary amount. Prior to the issuance of these RSUs, the Company classified these awards as liabilities. Upon issuance of the RSU’s the awards became equity-classified as they no longer met the criteria to be liability-classified and as a result liabilities of $1,075,407 and $802,500 were reclassified from accounts payable and accrued liabilities to additional paid-in capital during the six months ended September 30, 2025 and 2024, respectively.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 13. EARNINGS (LOSS) PER SHARE

The following table summarizes the basic and diluted earnings (loss) per common share calculation for the three and six months ended September 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Basic earnings (loss) per common share
Net income (loss) attributable to Reservoir Media, Inc.	$2,257,841	$185,015	$1,702,182	$(161,640)
Weighted average common shares outstanding - basic	65,566,514	65,186,357	65,468,739	65,079,114
Earnings (loss) per common share - basic	$0.03	$—	$0.03	$—

Diluted earnings (loss) per common share
Net income (loss) attributable to Reservoir Media, Inc.	$2,257,841	$185,015	$1,702,182	$(161,640)
Weighted average common shares outstanding - basic	65,566,514	65,186,357	65,468,739	65,079,114
Weighted average effect of potentially dilutive securities:
Effect of dilutive stock options and RSUs	707,243	650,916	698,107	—
Weighted average common shares outstanding - diluted	66,273,757	65,837,273	66,166,846	65,079,114
Earnings (loss) per common share - diluted	$0.03	$—	$0.03	$—

Because of their anti-dilutive effect, 5,887,500 shares of Common Stock equivalents, comprised of warrants have been excluded from the diluted earnings per share calculation for the three months ended September 30, 2025. Because of their anti-dilutive effect, 5,891,590 shares of Common Stock equivalents, comprised of 4,090 RSUs and 5,887,500 warrants have been excluded from the diluted earnings per share calculation for the six months ended September 30, 2025. Because of their anti-dilutive effect, 5,919,682 shares of Common Stock equivalents, comprised of 32,182 RSUs and 5,887,500 warrants have been excluded from the diluted earnings per share calculation for the three months ended September 30, 2024. Because of their anti-dilutive effect, 7,747,739 shares of Common Stock equivalents, comprised of 1,262,332 stock options, 597,907 RSUs and 5,887,500 warrants have been excluded from the diluted earnings per share calculation for the six months ended September 30, 2024.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The fair value of the outstanding interest rate swaps consisted of an $856,181 asset and a $751,049 liability as of September 30, 2025 and a $1,828,303 asset and a $410,008 liability at March 31, 2025. Fair value is determined using Level 2 inputs, which are based on quoted prices and market observable data of similar instruments. The change in the unrealized fair value of the swaps during the three and six months ended September 30, 2025 of $315,998 and $1,313,163, respectively, was recorded as a loss on fair value of swaps. The change in the unrealized fair value of the swaps during the three and six months ended September 30, 2024 of $5,126,907 and $5,617,202, respectively, was driven primarily by the September 2024 decrease in SOFR, as well as the time value of the swaps that expired on September 30, 2024, and was recorded as a loss on fair value of swaps.

(c)	Foreign Exchange Risk

The Company is exposed to foreign exchange risk in fluctuations of currency rates on its revenue from royalties, writers’ fees and its subsidiaries’ operations.

(d)	Financial Instruments

Financial instruments not described elsewhere include cash, accounts receivable, accounts payable, accrued liabilities and the Company’s secured line of credit. The carrying values of these instruments as of September 30, 2025 do not differ materially from their respective fair values due to the immediate or short-term duration of these items or their bearing market-related rates of interest.

NOTE 15. CONTINGENCIES AND COMMITMENTS

Litigation

The Company is subject to claims and contingencies in the normal course of business. To the extent the Company cannot determine whether a loss is probable based on the uncertain outcome of the claims and contingencies or estimate the amount of any loss that may result, no provision for any contingent liabilities has been made in the condensed consolidated financial statements. The Company believes that losses resulting from these matters, if any, would not have a material adverse effect on the financial position, results of operations or cash flows of the Company. All such matters which the Company concludes are probable to result in a loss and for which management can reasonably estimate the amount of such loss have been accrued for within these condensed consolidated financial statements.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The following tables present total revenue and OIBDA by segment, significant segment expenses, which are expenses that are included in OIBDA, significant to the segment considering qualitative and quantitative factors and regularly provided or easily computed from information regularly provided to the CODM, and a reconciliation of OIBDA to income before income taxes for the three and six months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
	Music	Recorded
	Publishing	Music	Total
Reportable segment revenue	$30,874,938	$12,982,176	$43,857,114
Other revenue(a)			1,577,937
Consolidated revenue			$45,435,051
Significant segment expenses:
Cost of revenue	13,046,596	3,485,609
Administration expenses	6,511,710	2,900,600
Reportable segment OIBDA	$11,316,632	$6,595,967	17,912,599
Other profit(a)			330,805
Amortization and depreciation			(7,556,863)
Interest expense			(6,741,657)
Loss on foreign exchange			(387,010)
Loss on fair value of swaps			(315,998)
Other income (expense), net			(90,707)
Income before income taxes			$3,151,169

	Three Months Ended September 30, 2024
	Music	Recorded
	Publishing	Music	Total
Reportable segment revenue	$28,595,900	$10,692,522	$39,288,422
Other revenue(a)			1,378,971
Consolidated revenue			$40,667,393
Significant segment expenses:
Cost of revenue	11,782,422	3,048,949
Administration expenses	5,852,950	2,238,938
Reportable segment OIBDA	$10,960,528	$5,404,635	16,365,163
Other profit(a)			186,882
Amortization and depreciation			(6,430,019)
Interest expense			(4,960,408)
Loss on foreign exchange			(36,348)
Loss on fair value of swaps			(5,126,907)
Other income (expense), net			1,033
Loss before income taxes			$(604)

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

	Six Months Ended September 30, 2025
	Music	Recorded
	Publishing	Music	Total
Reportable segment revenue	$55,808,404	$23,426,499	$79,234,903
Other revenue(a)			3,364,441
Consolidated revenue			$82,599,344
Significant segment expenses:
Cost of revenue	23,483,403	6,241,517
Administration expenses	13,444,530	5,735,035
Reportable segment OIBDA	$18,880,471	$11,449,947	30,330,418
Other profit(a)			673,417
Amortization and depreciation			(14,870,600)
Interest expense			(13,037,615)
Gain on foreign exchange			708,404
Loss on fair value of swaps			(1,313,163)
Other income (expense), net			(254,483)
Income before income taxes			$2,236,378

	Six Months Ended September 30, 2024
	Music	Recorded
	Publishing	Music	Total
Reportable segment revenue	$52,596,193	$20,323,026	$72,919,219
Other revenue(a)			2,065,017
Consolidated revenue			$74,984,236
Significant segment expenses:
Cost of revenue	22,417,803	5,694,684
Administration expenses	12,434,312	4,772,607
Reportable segment OIBDA	$17,744,078	$9,855,735	27,599,813
Other profit(a)			298,522
Amortization and depreciation			(12,814,776)
Interest expense			(10,019,806)
Loss on foreign exchange			(95,811)
Loss on fair value of swaps			(5,617,202)
Other income (expense), net			(98,489)
Loss before income taxes			$(747,749)
(a)Other revenue and other profit relate to the Company’s artist management operating segment, which does not meet the quantitative thresholds for determining reportable segments in any period presented.

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

Results of Operations

Income Statement

Our income statement was composed of the following amounts (in thousands):

	For the Three Months Ended				For the Six Months Ended
	September 30,		2025 vs. 2024		September 30,		2025 vs. 2024
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenues	$45,435	$40,667	$4,768	12%	$82,599	$74,984	$7,615	10%
Costs and expenses:
Cost of revenue	16,532	14,831	1,701	11%	29,725	28,112	1,612	6%
Amortization and depreciation	7,557	6,430	1,127	18%	14,871	12,815	2,056	16%
Administration expenses	10,659	9,284	1,375	15%	21,871	18,973	2,897	15%
Total costs and expenses	34,749	30,545	4,203	14%	66,466	59,901	6,565	11%

Operating income	10,687	10,122	565	6%	16,133	15,084	1,050	7%

Interest expense	(6,742)	(4,960)	(1,781)	36%	(13,038)	(10,020)	(3,018)	30%
(Loss) gain on foreign exchange	(387)	(36)	(351)	NM	708	(96)	804	NM
Loss on fair value of swaps	(316)	(5,127)	4,811	(94)%	(1,313)	(5,617)	4,304	(77)%
Other income (expense), net	(91)	1	(92)	NM	(254)	(98)	(156)	158%
Income (loss) before income taxes	3,151	(1)	3,152	NM	2,236	(748)	2,984	NM
Income tax expense (benefit)	947	(153)	1,100	NM	676	(447)	1,123	NM
Net income (loss)	2,204	152	2,052	NM	1,560	(301)	1,861	NM
Net loss attributable to noncontrolling interests	54	33	21	63%	142	140	3	2%
Net income (loss) attributable to Reservoir Media, Inc.	$2,258	$185	$2,073	NM	$1,702	$(162)	$1,864	NM

NM – Not meaningful

Revenues

Our revenues were composed of the following amounts (in thousands):

	For the Three Months Ended				For the Six Months Ended
	September 30,		2025 vs. 2024		September 30,		2025 vs. 2024
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenue by Type
Digital	$16,075	$15,588	$487	3%	$30,386	$30,223	$163	1%
Performance	7,488	5,084	2,404	47%	12,273	10,218	2,055	20%
Synchronization	4,601	5,820	(1,219)	(21)%	8,755	8,632	123	1%
Mechanical	1,647	1,090	557	51%	2,269	1,759	510	29%
Other	1,063	1,013	49	5%	2,126	1,765	362	20%
Total Music Publishing	30,875	28,596	2,279	8%	55,808	52,596	3,212	6%

Digital	8,688	7,211	1,477	20%	16,724	13,769	2,954	21%
Physical	1,346	1,504	(158)	(10)%	2,418	2,856	(438)	(15)%
Neighboring rights	1,102	1,080	22	2%	2,175	2,186	(12)	(1)%
Synchronization	1,846	898	948	106%	2,110	1,511	599	40%
Total Recorded Music	12,982	10,693	2,290	21%	23,426	20,323	3,103	15%

Other revenue	1,578	1,379	199	14%	3,364	2,065	1,299	63%
Total Revenue	$45,435	$40,667	$4,768	12%	$82,599	$74,984	$7,615	10%

	For the Three Months Ended				For the Six Months Ended
	September 30,		2025 vs. 2024		September 30,		2025 vs. 2024
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenue by Geographical Location
U.S. Music Publishing	$15,708	$16,123	$(415)	(3)%	$29,828	$29,912	$(84)	0%
U.S. Recorded Music	7,179	6,047	1,133	19%	12,591	11,743	847	7%
U.S. Other Revenue	1,578	1,379	199	14%	3,364	2,065	1,299	63%
Total U.S.	24,465	23,548	917	4%	45,783	43,720	2,063	5%
International Music Publishing	15,167	12,473	2,694	22%	25,981	22,684	3,297	15%
International Recorded Music	5,803	4,646	1,157	25%	10,836	8,580	2,256	26%
Total International	20,970	17,119	3,851	22%	36,816	31,264	5,553	18%
Total Revenue	$45,435	$40,667	$4,768	12%	$82,599	$74,984	$7,615	10%

Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024

Total revenues increased by $4,768 thousand, or 12%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, driven by an 8% increase in Music Publishing revenues and a 21% increase in Recorded Music revenues. Music Publishing revenues represented 68% and 70% of total revenues for the three months ended September 30, 2025 and the three months ended September 30, 2024, respectively. Recorded Music revenues represented 29% and 26% of total revenues for the three months ended September 30, 2025 and the three months ended September 30, 2024, respectively. U.S. and international revenues represented 54% and 46%, respectively, of total revenues for the three months ended September 30, 2025. U.S. and international revenues represented 58% and 42%, respectively, of total revenues for the three months ended September 30, 2024.

Total digital revenues increased by $1,964 thousand, or 9%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to the acquisition of additional music catalogs and continued growth at music streaming services. Total digital revenues represented 55% and 56% of total revenues for the three months ended September 30, 2025 and the three months ended September 30, 2024, respectively.

Music Publishing revenues increased by $2,279 thousand, or 8%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase in Music Publishing revenues was mainly due to a $2,404 thousand increase in performance revenue driven by the performance of hit songs, a $557 thousand increase in mechanical revenue driven primarily by the strength of physical sales of controlled compositions as well as the acquisition of new catalogs, and a $487 thousand increase in digital revenue, primarily due to the acquisition of additional music catalogs and continued growth at music streaming services. These increases were partially offset by a $1,219 thousand decrease in synchronization revenue driven by the timing of licenses.

On a geographic basis, U.S. Music Publishing revenues represented 51% of total Music Publishing revenues for the three months ended September 30, 2025 compared to 56% for the three months ended September 30, 2024. International Music Publishing revenues represented 49% of total Music Publishing revenues for the three months ended September 30, 2025 compared to 44% for the three months ended September 30, 2024.

Recorded Music revenues increased by $2,290 thousand, or 21%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase in Recorded Music revenues was mainly due to a $1,477 thousand increase in digital revenue, primarily due to the acquisition of additional music catalogs and continued growth at music streaming services, and a $948 thousand increase in synchronization revenue driven by the timing of licenses.

On a geographic basis, U.S. Recorded Music revenues represented 55% of total Recorded Music revenues for the three months ended September 30, 2025 compared to 57% for the three months ended September 30, 2024. International Recorded Music revenues represented 45% of total Recorded Music revenues for the three months ended September 30, 2025 compared to 43% for the three months ended September 30, 2024.

Six Months Ended September 30, 2025 vs. Six Months Ended September 30, 2024

Total revenues increased by $7,615 thousand, or 10%, during the six months ended September 30, 2025 compared to the six months ended September 30, 2024, driven by a 6% increase in Music Publishing revenues and a 15% increase in Recorded Music revenues. Music Publishing revenues represented 68% and 70% of total revenues for the six months ended September 30, 2025 and the six months ended September 30, 2024, respectively. Recorded Music revenues represented 28% and 27% of total revenues for the six months ended September 30, 2025 and the six months ended September 30, 2024, respectively. U.S. and international revenues represented 55% and 45%, respectively, of total revenues for the six months ended September 30, 2025. U.S. and international revenues represented 58% and 42%, respectively, of total revenues for the six months ended September 30, 2024.

Total digital revenues increased by $3,117 thousand, or 7%, during the six months ended September 30, 2025 compared to the six months ended September 30, 2024, primarily due to the acquisition of additional music catalogs and continued growth at music streaming services. Total digital revenues represented 57% and 59% of total revenues for the six months ended September 30, 2025 and the six months ended September 30, 2024, respectively.

Music Publishing revenues increased by $3,212 thousand, or 6%, during the six months ended September 30, 2025 compared to the six months ended September 30, 2024. This increase in Music Publishing revenues was mainly due to a $2,055 thousand increase in performance revenue driven by the performance of hit songs, a $510 thousand increase in mechanical revenue driven primarily by the strength of physical sales of controlled compositions as well as the acquisition of new catalogs, and a $362 thousand increase in other revenue primarily attributable to acquired stage rights.

On a geographic basis, U.S. Music Publishing revenues represented 53% of total Music Publishing revenues for the six months ended September 30, 2025 compared to 57% for the six months ended September 30, 2024. International Music Publishing revenues represented 47% of total Music Publishing revenues for the six months ended September 30, 2025 compared to 43% for the six months ended September 30, 2024.

Recorded Music revenues increased by $3,103 thousand, or 15%, during the six months ended September 30, 2025 compared to the six months ended September 30, 2024. This increase in Recorded Music revenues was mainly due to a $2,954 thousand increase in digital revenue, primarily due to the acquisition of additional music catalogs and continued growth at music streaming services and a $599 thousand increase in synchronization revenue driven by the timing of licenses. These increases were partially offset by a $438 thousand decrease in physical revenue due to the planned timing of releases.

On a geographic basis, U.S. Recorded Music revenues represented 54% of total Recorded Music revenues for the six months ended September 30, 2025 compared to 58% for the six months ended September 30, 2024. International Recorded Music revenues represented 45% of total Recorded Music revenues for the six months ended September 30, 2025 compared to 42% for the six months ended September 30, 2024.

Cost of Revenue

Our cost of revenue was composed of the following amounts (in thousands):

	For the Three Months Ended				For the Six Months Ended
	September 30,		2025 vs. 2024		September 30,		2025 vs. 2024
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Writer royalties and other publishing costs	$13,047	$11,782	$1,265	11%	$23,483	$22,418	$1,065	5%
Artist royalties and other recorded music costs	3,486	3,049	437	14%	6,242	5,695	547	10%
Total cost of revenue	$16,532	$14,831	$1,701	11%	$29,725	$28,112	$1,612	6%

Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024

Cost of revenue increased by $1,701 thousand, or 11%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily as a result of an increase in revenues. Cost of revenue as a percentage of revenues was 36% for the three months ended September 30, 2025 and the three months ended September 30, 2024.

Writer royalties and other publishing costs for the Music Publishing segment increased by $1,265 thousand, or 11%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Writer royalties and other publishing costs as a percentage of Music Publishing revenues increased to 42% for the three months ended September 30, 2025 from 41% for the three months ended September 30, 2024, driven primarily by the change in the mix of revenue by type and songwriting clients with their specific contractual royalty rates being applied to the revenues.

Artist royalties and other recorded music costs for the Recorded Music segment increased by $437 thousand, or 14%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Artist royalties and other recorded music costs as a percentage of Recorded Music revenues decreased to 27% for the three months ended September 30, 2025 from 29% for the three months ended September 30, 2024, driven primarily by the mix of revenue by type, including a lower percentage of physical sales that carry higher costs than other types of revenue, and artists with their specific contractual royalty rates being applied to the revenues.

Six Months Ended September 30, 2025 vs. Six Months Ended September 30, 2024

Cost of revenue increased by $1,612 thousand, or 6%, during the six months ended September 30, 2025 compared to the six months ended September 30, 2024, primarily as a result of an increase in revenues. Cost of revenue as a percentage of revenues decreased to 36% for the six months ended September 30, 2025 from 37% for the six months ended September 30, 2024, reflecting decreases in cost of revenue as a percentage of revenues for the Music Publishing and Recorded Music segments, as well as an increase in Other revenue related to the Company’s artist management business, which does not have a corresponding cost of revenue.

Writer royalties and other publishing costs for the Music Publishing segment increased by $1,065 thousand, or 5%, during the six months ended September 30, 2025 compared to the six months ended September 30, 2024. Writer royalties and other publishing costs as a percentage of Music Publishing revenues decreased to 42% for the six months ended September 30, 2025 from 43% for the six months ended September 30, 2024, driven primarily by the change in the mix of revenue by type and songwriting clients with their specific contractual royalty rates being applied to the revenues.

Artist royalties and other recorded music costs for the Recorded Music segment increased by $547 thousand, or 10%, during the six months ended September 30, 2025 compared to the six months ended September 30, 2024. Artist royalties and other recorded music costs as a percentage of Recorded Music revenues decreased to 27% for the six months ended September 30, 2025 from 28% for the six months ended September 30, 2024, driven primarily by the mix of revenue by type, including a lower percentage of physical sales that carry higher costs than other types of revenue, and artists with their specific contractual royalty rates being applied to the revenues.

Amortization and Depreciation

Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024

Amortization and depreciation expense increased by $1,127 thousand, or 18%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to the acquisition of additional music catalogs.

Six Months Ended September 30, 2025 vs. Six Months Ended September 30, 2024

Amortization and depreciation expense increased by $2,056 thousand, or 16%, during the six months ended September 30, 2025 compared to the six months ended September 30, 2024, primarily due to the acquisition of additional music catalogs.

Administration Expenses

Our administration expenses are composed of the following amounts (in thousands):

	For the Three Months Ended				For the Six Months Ended
	September 30,		2025 vs. 2024		September 30,		2025 vs. 2024
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Music Publishing administration expenses	$6,512	$5,853	$659	11%	$13,445	$12,434	$1,011	8%
Recorded Music administration expenses	2,901	2,239	662	30%	5,735	4,773	962	20%
Other administration expenses	1,247	1,192	55	5%	2,691	1,766	925	52%
Total administration expenses	$10,659	$9,284	$1,375	15%	$21,871	$18,973	$2,898	15%

Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024

Total administration expenses increased by $1,375 thousand, or 15%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, driven primarily by increases in administration expenses in the Music Publishing and Recorded Music segments. Expressed as a percentage of revenues, administration expenses were 23% for the three months ended September 30, 2025 and the three months ended September 30, 2024.

Music Publishing administration expenses increased by $659 thousand, or 11%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Expressed as a percentage of revenues, Music Publishing administration expenses increased to 21% for the three months ended September 30, 2025 from 20% for the three months ended September 30, 2024, primarily as a result of increased compensation and other costs due to inflation.

Recorded Music administration expenses increased by $662 thousand, or 30%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Expressed as a percentage of revenue, Recorded Music administration expenses increased to 22% for the three months ended September 30, 2025 from 21% for the three months ended September 30, 2024, primarily due to investments made in the Recorded Music business to address frontline opportunities, as well as increased compensation and other costs due to inflation.

Other administration expenses increased by $55 thousand, or 5%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to selling expenses associated with our artist management business, consisting mostly of manager compensation.

Six Months Ended September 30, 2025 vs. Six Months Ended September 30, 2024

Total administration expenses increased by $2,898 thousand, or 15%, during the six months ended September 30, 2025 compared to the six months ended September 30, 2024, driven by increases in administration expenses in the Music Publishing and Recorded Music segments, as well as an increase in the Other administration expenses. Expressed as a percentage of revenues, administration expenses increased to 26% for the six months ended September 30, 2025 from 25% for the six months ended September 30, 2024.

Music Publishing administration expenses increased by $1,011 thousand, or 8%, during the six months ended September 30, 2025 compared to the six months ended September 30, 2024. Expressed as a percentage of revenues, Music Publishing administration expenses were to 24% for the six months ended September 30, 2025 and the six months ended September 30, 2024.

Recorded Music administration expenses increased by $962 thousand, or 20%, during the six months ended September 30, 2025 compared to the six months ended September 30, 2024. Expressed as a percentage of revenue, Recorded Music administration expenses increased to 24% for the six months ended September 30, 2025 from 23% for the six months ended September 30, 2024, primarily due to investments made in the Recorded Music business to address frontline opportunities, as well as increased compensation and other costs due to inflation.

Other administration expenses increased by $925 thousand, or 52%, during the six months ended September 30, 2025 compared to the six months ended September 30, 2024, primarily due to selling expenses associated with our artist management business, consisting mostly of manager compensation.

Operating Income

Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024

Operating income increased by $565 thousand, or 6%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily driven by an increase in revenues, partially offset by increases in amortization and depreciation and administration expenses. Operating income margin (operating income expressed as a percentage of revenues) decreased to 24% during the three months ended September 30, 2025 compared to 25% during the three months ended September 30, 2024, primarily as a result of an increase in amortization and depreciation.

Six Months Ended September 30, 2025 vs. Six Months Ended September 30, 2024

Operating income increased by $1,050 thousand, or 7%, during the six months ended September 30, 2025 compared to the six months ended September 30, 2024, primarily driven by an increase in revenues, partially offset by increases in amortization and depreciation and administration expenses. Operating income margin (operating income expressed as a percentage of revenues) was 20% during the six months ended September 30, 2025 and the six months ended September 30, 2024.

Interest Expense

Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024

Interest expense increased by $1,781 thousand, or 36%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, driven primarily by increased debt balances due to use of funds in acquisitions of music catalogs and writer signings, as well as an increase in effective interest rates. The increase in the Company’s effective interest rates primarily reflects an increase on the portions of its borrowings that are hedged, as its swap contracts in effect during the three months ended September 30, 2025 have a higher fixed interest rate than those in effect during the three months ended September 30, 2024.

Six Months Ended September 30, 2025 vs. Six Months Ended September 30, 2024

Interest expense increased by $3,018 thousand, or 30%, during the six months ended September 30, 2025 compared to the six months ended September 30, 2024, driven primarily by increased debt balances due to use of funds in acquisitions of music catalogs and writer signings, as well as an increase in effective interest rates. The increase in the Company’s effective interest rates primarily reflects an increase on the portions of its borrowings that are hedged, as its swap contracts in effect during the six months ended September 30, 2025 have a higher fixed interest rate than those in effect during the six months ended September 30, 2024.

(Loss) Gain on Foreign Exchange

Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024

Loss on foreign exchange was $387 thousand for the three months ended September 30, 2025 compared to $36 thousand for the three months ended September 30, 2024. This change was due to fluctuations in the two foreign currencies we are directly exposed to, namely British pound sterling and euro.

Six Months Ended September 30, 2025 vs. Six Months Ended September 30, 2024

Gain on foreign exchange was $708 thousand for the six months ended September 30, 2025 compared to loss on foreign exchange of $96 thousand for the six months ended September 30, 2024. This change was due to fluctuations in the two foreign currencies we are directly exposed to, namely British pound sterling and euro.

Loss on Fair Value of Swaps

Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024

Loss on fair value of swaps was $316 thousand for the three months ended September 30, 2025 compared to $5,127 thousand for the three months ended September 30, 2024. This change was due to marking to market our interest rate swap hedges and the loss during the three months ended September 30, 2024 was driven primarily by the September 2024 decrease in SOFR, as well as the time value of the swaps that expired on September 30, 2024.

Six Months Ended September 30, 2025 vs. Six Months Ended September 30, 2024

Loss on fair value of swaps was $1,313 thousand for the six months ended September 30, 2025 compared to $5,617 thousand for the six months ended September 30, 2024. This change was due to marking to market our interest rate swap hedges and the loss during the six months ended September 30, 2024 was driven primarily by the September 2024 decrease in SOFR, as well as the time value of the swaps that expired on September 30, 2024.

Other Income (Expense), Net

Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024

Other income (expense), net during the three months ended September 30, 2025 was comprised primarily of the Company’s recognition of its share of losses incurred by equity method investments.

Six Months Ended September 30, 2025 vs. Six Months Ended September 30, 2024

Other income (expense), net during the six months ended September 30, 2025 and the six months ended September 30, 2024 was comprised primarily of the Company’s recognition of its share of losses incurred by equity method investments.

Income Tax Expense (Benefit)

Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024

Income tax expense (benefit) was $947 thousand during the three months ended September 30, 2025 compared to $(153) thousand during the three months ended September 30, 2024. Income tax benefit during the three months ended September 30, 2024 reflects excess tax benefits related to share-based compensation. Additionally, the change in income tax (benefit) expense reflects changes in the mix of income from multiple tax jurisdictions.

Six Months Ended September 30, 2025 vs. Six Months Ended September 30, 2024

Income tax expense (benefit) was $676 thousand during the six months ended September 30, 2025 compared to $(447) thousand during the six months ended September 30, 2024. Income tax benefit during the six months ended September 30, 2024 reflects excess tax benefits related to share-based compensation and an incremental tax benefit of approximately $103 thousand to the Company’s deferred tax liabilities related to certain international intangible assets. Additionally, the change in income tax (benefit) expense reflects changes in the mix of income from multiple tax jurisdictions.

On July 4, 2025, the reconciliation bill, commonly referred to as the “One Big Beautiful Bill Act” (“OBBBA”), was signed into law in the U.S, introducing a broad range of tax reform provisions, including changes to interest deductibility, bonus depreciation, and various international provisions with multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The impact of the OBBBA tax legislation did not have a material impact on the condensed consolidated financial statements during the three and six months ended September 30, 2025, and is not expected to have a material impact in future periods.

Net Income (Loss)

Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024

Net income was $2,204 thousand during the three months ended September 30, 2025 compared to $152 thousand during the three months ended September 30, 2024. The increase in net income was driven primarily by the decrease in loss on fair value of swaps and increase in operating income, partially offset by increases in interest expense, income tax expense and loss on foreign exchange.

Six Months Ended September 30, 2025 vs. Six Months Ended September 30, 2024

Net income (loss) was $1,560 thousand during the six months ended September 30, 2025 compared to $(301) thousand during the six months ended September 30, 2024. The change in net income (loss) was driven primarily by the decrease in loss on fair value of swaps, change in (loss) gain on foreign exchange and increase in operating income, partially offset by increases in interest expense and income tax expense.

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

Reconciliation of Operating Income to OIBDA

We use OIBDA as our primary measure of financial performance. The following tables reconcile consolidated operating income to OIBDA and present OIBDA for our reportable segments (in thousands):

	Consolidated
	For the Three Months Ended				For the Six Months Ended
	September 30,		2025 vs. 2024		September 30,		2025 vs. 2024
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenues	$45,435	$40,667	$4,768	12%	$82,599	$74,984	$7,615	10%
Cost of revenue	16,532	14,831	1,701	11%	29,725	28,112	1,612	6%
Administration expenses	10,659	9,284	1,375	15%	21,871	18,973	2,897	15%
OIBDA	18,243	16,552	1,691	10%	31,004	27,898	3,106	11%
Amortization and depreciation	7,557	6,430	1,127	18%	14,871	12,815	2,056	16%
Operating income	$10,687	$10,122	$565	6%	$16,133	$15,084	$1,050	7%

OIBDA Margin	40%	41%			38%	37%

	Music Publishing
	For the Three Months Ended				For the Six Months Ended
	September 30,		2025 vs. 2024		September 30,		2025 vs. 2024
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenues	$30,875	$28,596	$2,279	8%	$55,808	$52,596	$3,212	6%
Cost of revenue	13,047	11,782	1,265	11%	23,483	22,418	1,065	5%
Administration expenses	6,512	5,853	659	11%	13,445	12,434	1,011	8%
OIBDA	$11,317	$10,961	$356	3%	$18,880	$17,744	$1,136	6%

OIBDA Margin	37%	38%			34%	34%

	Recorded Music
	For the Three Months Ended				For the Six Months Ended
	September 30,		2025 vs. 2024		September 30,		2025 vs. 2024
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenues	$12,982	$10,693	$2,290	21%	$23,426	$20,323	$3,103	15%
Cost of revenue	3,486	3,049	437	14%	6,242	5,695	547	10%
Administration expenses	2,901	2,239	662	30%	5,735	4,773	962	20%
OIBDA	$6,596	$5,405	$1,191	22%	$11,450	$9,856	$1,595	16%

OIBDA Margin	51%	51%			49%	48%

OIBDA

Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024

OIBDA increased by $1,691 thousand, or 10%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, driven primarily by a $1,191 thousand increase in Recorded Music OIBDA and a $356 thousand increase in Music Publishing OIBDA. Expressed as a percentage of revenue, OIBDA Margin decreased to 40% for the three months ended September 30, 2025 from 41% for the three months ended September 30, 2024.

Music Publishing OIBDA increased by $356 thousand, or 3%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Expressed as a percentage of revenue, Music Publishing OIBDA Margin decreased to 37% for the three months ended September 30, 2025 from 38% for the three months ended September 30, 2024. The increase in Music Publishing OIBDA primarily reflects an increase in revenues. The decrease in OIBDA Margin primarily reflects increases in cost of revenue and administration expenses as percentages of revenues.

Recorded Music OIBDA increased by $1,191 thousand, or 22% during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Expressed as a percentage of revenue, Recorded Music OIBDA Margin was 51% for the three months ended September 30, 2025 and the three months ended September 30, 2024. The increases in Recorded Music OIBDA primarily reflects an increase in revenues.

Six Months Ended September 30, 2025 vs. Six Months Ended September 30, 2024

OIBDA increased by $3,106 thousand, or 11%, during the six months ended September 30, 2025 compared to the six months ended September 30, 2024, driven primarily by a $1,595 thousand increase in Recorded Music OIBDA and a $1,136 thousand increase in Music Publishing OIBDA. Expressed as a percentage of revenue, OIBDA Margin increased to 38% for the six months ended September 30, 2025 from 37% for the six months ended September 30, 2024.

Music Publishing OIBDA increased by $1,136 thousand, or 6%, during the six months ended September 30, 2025 compared to the six months ended September 30, 2024. Expressed as a percentage of revenue, Music Publishing OIBDA Margin was 34% for the six months ended September 30, 2025 and the six months ended September 30, 2024. The increase in Music Publishing OIBDA primarily reflects an increase in revenues.

Recorded Music OIBDA increased by $1,595 thousand, or 16% during the six months ended September 30, 2025 compared to the six months ended September 30, 2024. Expressed as a percentage of revenue, Recorded Music OIBDA Margin increased to 49% for the six months ended September 30, 2025 from 48% for the six months ended September 30, 2024. The increases in Recorded Music OIBDA and OIBDA Margin primarily reflect an increase in revenues and a decrease in cost of revenue as a percentage of revenues.

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

The following table reconciles net loss to Adjusted EBITDA (in thousands):

	For the Three Months Ended				For the Six Months Ended
	September 30,		2025 vs. 2024		September 30,		2025 vs. 2024
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Net income (loss)	$2,204	$152	$2,052	NM	$1,560	$(301)	$1,861	NM
Income tax expense (benefit)	947	(153)	1,100	NM	676	(447)	1,123	NM
Interest expense	6,742	4,960	1,782	36%	13,038	10,020	3,018	30%
Amortization and depreciation	7,557	6,430	1,127	18%	14,871	12,815	2,056	16%
EBITDA	17,450	11,390	6,061	53%	30,145	22,087	8,058	36%
Loss (gain) on foreign exchange(a)	387	36	351	NM	(708)	96	(804)	NM
Loss on fair value of swaps(b)	316	5,127	(4,811)	(94)%	1,313	5,617	(4,304)	(77)%
Non-cash share-based compensation(c)	1,113	1,053	60	6%	2,247	2,327	(80)	(3)%
Other (income) expense, net(d)	91	(1)	92	NM	254	98	156	159%
Adjusted EBITDA	$19,357	$17,605	$1,753	10%	$33,251	$30,226	$3,026	10%

NM - Not meaningful

(a)	Reflects the (gain) or loss on foreign exchange fluctuations.
(b)	Reflects the non-cash loss on the mark-to-market of interest rate swaps.
(c)	Reflects non-cash share-based compensation expense related to the Reservoir Media, Inc. 2021 Omnibus Incentive Plan.
(d)	Reflects the Company’s share of losses recorded by equity method investments.

Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024

Adjusted EBITDA increased by $1,753 thousand, or 10%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily as a result of an increase in revenues, partially offset by an increase in administration expenses.

Six Months Ended September 30, 2025 vs. Six Months Ended September 30, 2024

Adjusted EBITDA increased by $3,026 thousand, or 10%, during the six months ended September 30, 2025 compared to the six months ended September 30, 2024, primarily as a result of an increase in revenues, partially offset by an increase in administration expenses.

Liquidity and Capital Resources

Capital Resources

As of September 30, 2025, we had $421,813 thousand of debt (net of $4,015 thousand of deferred financing costs) and $27,939 thousand of cash and cash equivalents.

Cash Flows

The following table summarizes our historical cash flows (in thousands).

	For the Six Months Ended
	September 30,		2025 vs.2024
	2025	2024	$ Change	% Change
Cash provided by (used for):
Operating activities	$25,305	$21,872	$3,433	16%
Investing activities	$(50,018)	$(10,702)	$(39,316)	NM
Financing activities	$31,491	$(8,338)	$39,829	NM

NM - Not meaningful

Operating Activities

Cash provided by operating activities was $25,305 thousand for the six months ended September 30, 2025 compared to $21,872 thousand for the six months ended September 30, 2024. The primary drivers of the $3,433 thousand increase in cash provided by operating activities during the six months ended September 30, 2025 compared to the six months ended September 30, 2024 were an increase in cash provided by working capital and an increase in earnings. The increase in cash provided by working capital was due primarily to the timing of collections of accounts receivable and payments of accounts payable, partially offset by the timing of royalty payments to artists and royalty advance recoupments.

Investing Activities

Cash used for investing activities was $50,018 thousand for the six months ended September 30, 2025 compared to $10,702 thousand for the six months ended September 30, 2024. The increase in cash used in investing activities was primarily due to an increase in acquisitions of music catalogs.

Financing Activities

Cash provided by (used for) financing activities was $31,491 thousand for the six months ended September 30, 2025 compared to $(8,338) thousand for the six months ended September 30, 2024. The change in cash provided by (used for) financing activities primarily reflects an increase in borrowings and a decrease in repayments of the secured line of credit.

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

Existing Debt as of September 30, 2025

As of September 30, 2025, our outstanding debt consisted of $425,828 thousand borrowed under the Senior Credit Facility. As of September 30, 2025, remaining borrowing availability under the Senior Credit Facility was $124,172 thousand.

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

Non-compliance with the fixed charge coverage ratio and consolidated senior debt to library value ratio could result in the lenders, subject to customary cure rights, requiring the immediate payment of all amounts outstanding under the Senior Credit Facility, which could have a material adverse effect on our business, cash flows, financial condition and results of operations. As of September 30, 2025, we were in compliance with both of the financial covenants and all non - financial covenants under the Senior Credit Facility.

Interest Rate Swaps

At September 30, 2025, RMM had the following interest rate swaps outstanding, under which it pays a fixed rate and receives a floating interest payment from the counterparty based on SOFR (in thousands):

	Notional
	Amount at	Pay Fixed
Effective Date	September 30, 2025	Rate	Maturity
September 30, 2024	$100,000	2.946%	December 2027
September 30, 2024	$50,000	3.961%	December 2027
September 4, 2025	$65,000	3.405%	December 2027

In September 2025, the Company entered into an interest rate swap in the amount of $65,000 thousand, which is reflected in the table above. This swap has an effective date of September 4, 2025 and a maturity date of December 16, 2027, which corresponds to the maturity date of the Senior Credit Facility. The Company will pay a fixed rate of 3.405% and receive a floating interest from the counterparty based on SOFR.

Dividends

Our ability to pay dividends to Reservoir Media, Inc.’s shareholders is restricted by covenants in the Senior Credit Facility. We did not pay any dividends to Reservoir Media, Inc.’s shareholders during the six months ended September 30, 2025.

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

Contractual and Other Obligations

As of September 30, 2025, there have been no material changes, outside the ordinary course of business, in our contractual obligations since March 31, 2025. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual and Other Obligations” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on May 28, 2025 for information regarding our contractual obligations.

Critical Accounting Policies

As of September 30, 2025, there have been no material changes to our critical accounting policies since March 31, 2025. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on May 28, 2025 for information regarding our critical accounting policies. We believe that our accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the amounts reported in those condensed consolidated financial statements and the accompanying notes thereto. We believe we have used reasonable estimates and assumptions in preparing the condensed consolidated financial statements. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

Off-Balance Sheet Arrangements

As of September 30, 2025, we had no off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

As a result of the material weakness in our internal controls over financial reporting, as described in Part II, “Item 9A, Controls and Procedures” in our Annual Report on Form 10-K for the year ended March 31, 2025 (the “Annual Report”), our principal executive officer and principal financial and accounting officer concluded that during the period covered by this Quarterly Report our disclosure controls and procedures were not effective as of September 30, 2025. Notwithstanding this material weakness, management has concluded that the condensed consolidated financial statements included in this Quarterly Report are fairly stated in all material respects in accordance with U.S. GAAP.

Remediation Plan and Status of Material Weaknesses

As disclosed in our Annual Report, we successfully remediated three of four material weaknesses related to (i) segregation of duties, (ii) lack of qualified personnel for complex accounting transactions, and (iii) ineffective risk assessment processes as of March 31, 2025. However, the material weakness related to the improper design of control activities to address certain risks of material misstatement, specifically related to our third-party Recorded Music royalty system, remains unremediated as of September 30, 2025.

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

Changes in Internal Control over Financial Reporting

Except as disclosed above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no other unregistered sales of equity securities during the three months ended September 30, 2025 which have not been previously disclosed on a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1 (f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

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

RESERVOIR MEDIA, INC.

Date: November 4, 2025	By:	/s/ Golnar Khosrowshahi
Name: Golnar Khosrowshahi
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2025	By:	/s/ Jim Heindlmeyer
Name: Jim Heindlmeyer
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)