Form 10-Q
period 2025-12-31
Reservoir Media, Inc.
filed 2026-02-04
CIK 1824403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of January 26, 2026, there were 65,600,219 shares of Common Stock of Reservoir Media, Inc. issued and outstanding.

RESERVOIR MEDIA, INC.

FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In U.S. dollars, except share data)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Revenues	$45,567,879	$42,303,716	$128,167,223	$117,287,952
Costs and expenses:
Cost of revenue	16,197,952	15,068,042	45,922,872	43,180,529
Amortization and depreciation	7,789,274	6,713,621	22,659,874	19,528,397
Administration expenses	11,253,191	10,964,096	33,123,780	29,937,510
Total costs and expenses	35,240,417	32,745,759	101,706,526	92,646,436

Operating income	10,327,462	9,557,957	26,460,697	24,641,516

Interest expense	(6,584,013)	(5,776,861)	(19,621,628)	(15,796,667)
(Loss) gain on foreign exchange	(88,508)	(76,431)	619,896	(172,242)
(Loss) gain on fair value of swaps	(270,380)	3,084,761	(1,583,543)	(2,532,441)
Other (expense) income, net	(103,113)	509,263	(357,596)	410,774
Income before income taxes	3,281,448	7,298,689	5,517,826	6,550,940
Income tax expense	1,078,418	1,987,150	1,754,665	1,540,589
Net income	2,203,030	5,311,539	3,763,161	5,010,351
Net (income) loss attributable to noncontrolling interests	(7,045)	(67,448)	135,006	72,100
Net income attributable to Reservoir Media, Inc.	$2,195,985	$5,244,091	$3,898,167	$5,082,451

Earnings per common share (Note 13):
Basic	$0.03	$0.08	$0.06	$0.08
Diluted	$0.03	$0.08	$0.06	$0.08

Weighted average common shares outstanding (Note 13):
Basic	65,600,855	65,240,858	65,512,938	65,133,225
Diluted	66,331,466	66,106,474	66,217,667	65,906,440

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In U.S. dollars)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net income	$2,203,030	$5,311,539	$3,763,161	$5,010,351
Other comprehensive (loss) income:
Translation adjustments	(40,402)	(4,379,846)	2,904,515	(589,589)
Total comprehensive income	2,162,628	931,693	6,667,676	4,420,762
Comprehensive (income) loss attributable to noncontrolling interests	(7,045)	(67,448)	135,006	72,100
Total comprehensive income attributable to Reservoir Media, Inc.	$2,155,583	$864,245	$6,802,682	$4,492,862

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars, except share data)

(Unaudited)

	December 31,	March 31,
	2025	2025
Assets
Current assets
Cash and cash equivalents	$20,591,354	$21,386,140
Accounts receivable	37,055,363	37,848,611
Current portion of royalty advances	15,328,098	15,182,463
Other current assets	4,865,554	4,867,081
Total current assets	77,840,369	79,284,295

Intangible assets, net	797,168,961	719,673,219
Equity method and other investments	2,578,144	1,100,000
Royalty advances, net of current portion and reserves	54,144,766	55,508,155
Property and equipment, net	530,554	406,784
Operating lease right of use assets, net	7,259,255	5,949,418
Fair value of swap assets	642,406	1,828,303
Other assets	1,740,980	1,376,836
Total assets	$941,905,435	$865,127,010

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$5,853,767	$5,394,755
Royalties payable	47,896,461	47,210,727
Accrued payroll	1,599,390	2,588,758
Deferred revenue	4,063,269	1,885,462
Other current liabilities	6,204,969	7,954,208
Income taxes payable	11,844	803,342
Total current liabilities	65,629,700	65,837,252

Secured line of credit	452,259,334	388,134,754
Deferred tax liability	40,853,064	38,228,099
Operating lease liabilities, net of current portion	7,194,524	5,723,930
Fair value of swap liability	807,654	410,008
Other liabilities	360,507	593,185
Total liabilities	567,104,783	498,927,228

Contingencies and commitments (Note 15)

Shareholders’ Equity
Preferred stock, $0.0001 par value 75,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2025 and March 31, 2025	—	—
Common stock, $0.0001 par value; 750,000,000 shares authorized, 65,590,787 shares issued and outstanding at December 31, 2025; 65,239,735 shares issued and outstanding at March 31, 2025	6,560	6,524
Additional paid-in capital	346,079,764	344,145,789
Retained earnings	27,045,737	23,147,570
Accumulated other comprehensive income (loss)	482,408	(2,422,107)
Total Reservoir Media, Inc. shareholders’ equity	373,614,469	364,877,776
Noncontrolling interest	1,186,183	1,322,006
Total shareholders’ equity	374,800,652	366,199,782
Total liabilities and shareholders’ equity	$941,905,435	$865,127,010

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In U.S. dollars, except share data)

(Unaudited)

	For the Three and Nine Months Ended December 31, 2025
	Common Stock				Accumulated other
			Additional paid-in	Retained	comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	capital	earnings	income (loss)	interests	equity
Balance, March 31, 2025	65,239,735	$6,524	$344,145,789	$23,147,570	$(2,422,107)	$1,322,006	$366,199,782
Share-based compensation	—	—	873,978	—	—	—	873,978
Stock option exercises	2,678	—	13,684	—	—	—	13,684
Vesting of restricted stock units, net of shares withheld for employee taxes	248,770	26	(1,382,819)	—	—	—	(1,382,793)
Reclassification of liability-classified awards to equity-classified awards	—	—	995,407	—	—	—	995,407
Net loss	—	—	—	(555,659)	—	(88,066)	(643,725)
Other comprehensive income	—	—	—	—	4,052,168	—	4,052,168
Balance, June 30, 2025	65,491,183	$6,550	$344,646,039	$22,591,911	$1,630,061	$1,233,940	$370,108,501
Share-based compensation	—	—	831,385	—	—	—	831,385
Vesting of restricted stock units	97,040	10	(10)	—	—	—	—
Reclassification of liability-classified awards to equity-classified awards	—	—	80,000	—	—	—	80,000
Net income (loss)	—	—	—	2,257,841	—	(53,985)	2,203,856
Other comprehensive loss	—	—	—	—	(1,107,251)	—	(1,107,251)
Balance, September 30, 2025	65,588,223	$6,560	$345,557,414	$24,849,752	$522,810	$1,179,955	$372,116,491
Share-based compensation	—	—	809,183	—	—	—	809,183
Vesting of restricted stock units	2,564	—	—	—	—	—	—
Acquisition of noncontrolling interests	—	—	(286,833)	—	—	(817)	(287,650)
Net income	—	—	—	2,195,985	—	7,045	2,203,030
Other comprehensive loss	—	—	—	—	(40,402)	—	(40,402)
Balance, December 31, 2025	65,590,787	$6,560	$346,079,764	$27,045,737	$482,408	$1,186,183	$374,800,652

	For the Three and Nine Months Ended December 31, 2024
	Common Stock				Accumulated other
			Additional paid-in	Retained	comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	capital	earnings	loss	interests	equity
Balance, March 31, 2024	64,826,864	$6,483	$341,388,351	$15,397,657	$(3,797,733)	$1,490,223	$354,484,981
Share-based compensation	—	—	1,048,520	—	—	—	1,048,520
Stock option exercises	3,550	—	18,140				18,140
Vesting of restricted stock units, net of shares withheld for employee taxes	248,524	25	(1,432,889)	—	—	—	(1,432,864)
Reclassification of liability-classified awards to equity-classified awards	—	—	722,500	—	—	—	722,500
Net loss	—	—	—	(346,655)	—	(106,522)	(453,177)
Other comprehensive income	—	—	—	—	34,852	—	34,852
Balance, June 30, 2024	65,078,938	$6,508	$341,744,622	$15,051,002	$(3,762,881)	$1,383,701	$354,422,952
Share-based compensation	—	—	778,556	—	—	—	778,556
Stock option exercises	15,000	2	76,647	—	—	—	76,649
Vesting of restricted stock units	122,301	12	(12)	—	—	—	—
Reclassification of liability-classified awards to equity-classified awards	6,316	1	80,000	—	—	—	80,001
Net income (loss)	—	—	—	185,015	—	(33,026)	151,989
Other comprehensive income	—	—	—	—	3,755,405	—	3,755,405
Balance, September 30, 2024	65,222,555	$6,523	$342,679,813	$15,236,017	$(7,476)	$1,350,675	$359,265,552
Share-based compensation	—	—	731,312	—	—	—	731,312
Stock option exercises	800	—	4,088	—	—	—	4,088
Vesting of restricted stock units	2,564	—	—	—	—	—	—
Distribution to noncontrolling interest holders	—	—	—	—	—	(149,701)	(149,701)
Net income	—	—	—	5,244,091	—	67,448	5,311,539
Other comprehensive loss	—	—	—	—	(4,379,846)	—	(4,379,846)
Balance, December 31, 2024	65,225,919	$6,523	$343,415,213	$20,480,108	$(4,387,322)	$1,268,422	$360,782,944

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

(Unaudited)

	Nine Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income	$3,763,161	$5,010,351
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	22,496,117	19,356,966
Depreciation of property and equipment	163,757	171,431
Share-based compensation	3,339,120	3,333,853
Amortization of deferred financing costs	1,264,839	1,007,360
Loss on fair value of swaps	1,583,543	2,532,441
Loss from equity method investments	358,644	100,000
Gain on disposition of equity investment	—	(103,715)
Deferred income taxes	1,754,665	1,217,244
Changes in operating assets and liabilities:
Accounts receivable	793,248	(1,445,197)
Other current assets	1,527	947,422
Royalty advances	1,506,766	3,108,666
Other assets and liabilities	437,041	129,617
Accounts payable, accrued expenses and deferred revenue	1,130,573	(3,355,545)
Royalties payable	416,817	1,435,162
Income taxes payable	(780,235)	(341,258)
Net cash provided by operating activities	38,229,583	33,104,798

Cash flows from investing activities:
Purchases of music catalogs	(97,895,155)	(70,200,677)
Loan to third party	—	(2,517,896)
Investments in equity affiliates	(1,836,788)	(100,000)
Sale of equity investment	—	945,071
Purchases of property and equipment	(287,527)	(56,870)
Net cash used for investing activities	(100,019,470)	(71,930,372)

Cash flows from financing activities:
Proceeds from secured line of credit	79,000,000	50,000,000
Repayments of secured line of credit	(15,000,000)	(10,000,000)
Proceeds from stock option exercises	13,684	98,875
Taxes paid related to net share settlement of restricted stock units	(1,382,793)	(1,432,864)
Deferred financing costs paid	(1,140,259)	—
Acquisition of noncontrolling interests	(287,650)	—
Distribution to noncontrolling interest holders	—	(149,701)
Net cash provided by financing activities	61,202,982	38,516,310

Foreign exchange impact on cash	(207,881)	(62,721)

Decrease in cash and cash equivalents	(794,786)	(371,985)
Cash and cash equivalents beginning of period	21,386,140	18,132,015
Cash and cash equivalents end of period	$20,591,354	$17,760,030

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for the three and nine months ended December 31, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending March 31, 2026 or any other period.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which expands income tax disclosures, including requiring enhanced disclosures related to the rate reconciliation and income taxes paid information. The amendments in ASU 2023-09 should be applied on a prospective basis, with retrospective application permitted. ASU 2023-09 is effective for annual periods of public business entities for fiscal years beginning after December 15, 2024 and for annual periods of entities other than public entities beginning after December 15, 2025, with early adoption permitted. The Company expects to adopt ASU 2023-09 in its consolidated financial statements for the year ended March 31, 2026. The adoption will require certain additional disclosures in the notes to the Company’s consolidated financial statements.

NOTE 4. REVENUE RECOGNITION

For the Company’s operating and reportable segments, Music Publishing and Recorded Music, the Company accounts for a contract when it has legally enforceable rights and obligations and collectability of consideration is probable. The Company identifies the performance obligations and determines the transaction price associated with the contract. Revenue is recognized when, or as, control of the promised services or goods is transferred to the Company’s customers, and in an amount that reflects the consideration to which the Company is expected to be entitled in exchange for those services or goods. Certain of the Company’s arrangements include licenses of intellectual property with consideration in the form of sales- and usage-based royalties. Royalty revenue is recognized when the subsequent sale or usage occurs using the best estimates available of the amounts that will be received by the Company. The Company recognized revenue of $1,949,916 and $4,376,551 from performance obligations satisfied in previous periods for the nine months ended December 31, 2025 and 2024, respectively.

Disaggregation of Revenue

The Company’s revenue consisted of the following categories during the three and nine months ended December 31, 2025 and 2024:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Revenue by Type
Digital	$17,422,844	$16,662,287	$47,808,353	$46,885,237
Performance	6,205,475	4,355,603	18,478,276	14,573,765
Synchronization	4,566,797	4,126,568	13,321,701	12,758,080
Mechanical	602,664	949,201	2,871,642	2,708,207
Other	1,323,765	799,444	3,449,977	2,564,007
Total Music Publishing	30,121,545	26,893,103	85,929,949	79,489,296

Digital	9,349,661	8,141,819	26,073,214	21,911,052
Physical	1,860,026	1,969,738	4,277,817	4,825,757
Neighboring rights	1,147,110	887,478	3,321,891	3,073,765
Synchronization	515,782	965,300	2,626,156	2,476,787
Total Recorded Music	12,872,579	11,964,335	36,299,078	32,287,361

Other revenue	2,573,755	3,446,278	5,938,196	5,511,295
Total revenue	$45,567,879	$42,303,716	$128,167,223	$117,287,952

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Revenue by Geographical Location
United States Music Publishing	$17,984,750	$16,758,233	$47,812,550	$46,670,370
United States Recorded Music	6,765,683	5,881,469	19,356,355	17,624,673
United States other revenue	2,573,755	3,446,278	5,938,196	5,511,295
Total United States	27,324,188	26,085,980	73,107,101	69,806,338
International Music Publishing	12,136,795	10,134,870	38,117,399	32,818,926
International Recorded Music	6,106,896	6,082,866	16,942,723	14,662,688
Total International	18,243,691	16,217,736	55,060,122	47,481,614
Total revenue	$45,567,879	$42,303,716	$128,167,223	$117,287,952

Only the United States represented 10% or more of the Company’s total revenues in the three and nine months ended December 31, 2025 and 2024.

Deferred Revenue

The following table reflects the change in deferred revenue during the nine months ended December 31, 2025 and 2024:

	Nine Months Ended December 31,
	2025	2024
Balance at beginning of period	$1,885,462	$1,163,953
Cash received during period	8,496,975	5,390,560
Revenue recognized during period(a)	(6,319,168)	(4,178,596)
Balance at end of period	$4,063,269	$2,375,917
(a)	Includes revenues of $1,643,875 during the nine months ended December 31, 2025 related to the balance of deferred revenue at April 1, 2025. Includes revenues of $1,060,929 during the nine months ended December 31, 2024 related to the balance of deferred revenue at April 1, 2024.

NOTE 5. ACQUISITIONS

In the ordinary course of business, the Company regularly acquires publishing and recorded music catalogs, which are typically accounted for as asset acquisitions. During the nine months ended December 31, 2025 and 2024, the Company completed such acquisitions totaling $96,019,019 and $73,189,487, respectively, inclusive of deferred acquisition payments.

NOTE 6. INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following as of December 31, 2025 and March 31, 2025:

	December 31,	March 31,
	2025	2025
Intangible assets subject to amortization:
Publishing and recorded music catalogs	$976,107,499	$875,475,723
Artist management contracts	970,597	933,733
Gross intangible assets	977,078,096	876,409,456
Accumulated amortization	(179,909,135)	(156,736,237)
Intangible assets, net	$797,168,961	$719,673,219

Straight-line amortization expense totaled $7,731,933 and $6,658,587 during the three months ended December 31, 2025 and 2024, respectively. Straight-line amortization expense totaled $22,496,117 and $19,356,966 during the nine months ended December 31, 2025 and 2024, respectively. Publishing and recorded music catalogs acquired during the nine months ended December 31, 2025 and 2024 were determined to have a useful life of 30 years.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

NOTE 7. ROYALTY ADVANCES

The Company made royalty advances totaling $10,703,682 and $13,957,135 during the nine months ended December 31, 2025 and 2024, respectively, recoupable from the writer’s or artist’s share of future royalties otherwise payable, in varying amounts. Advances expected to be recouped within the next twelve months are classified as current assets, with the remainder classified as noncurrent assets, net of reserves for amounts that may not be recoverable.

The following table reflects the change in royalty advances, net during the nine months ended December 31, 2025 and 2024:

	Nine Months Ended December 31,
	2025	2024
Balance at beginning of period	$70,690,618	$69,775,565
Additions	10,703,682	13,957,135
Recoupments	(12,210,448)	(17,065,801)
Foreign currency translation	289,012	(74,363)
Balance at end of period	$69,472,864	$66,592,536

NOTE 8. SECURED LINE OF CREDIT

Long-term debt consists of the following:

	December 31,	March 31,
	2025	2025
Secured line of credit	$455,828,410	$391,828,410
Debt issuance costs, net	(3,569,076)	(3,693,656)
	$452,259,334	$388,134,754

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

DECEMBER 31, 2025

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

As described above, the Senior Credit Facility also includes an “accordion feature” that permits RMM to seek additional commitments in an amount not to exceed $150,000,000. As of December 31, 2025, the Senior Credit Facility had a borrowing capacity of $550,000,000, with remaining borrowing availability of $94,171,590.

Interest Rate Swaps

At December 31, 2025, RMM had the following interest rate swaps outstanding, under which it pays a fixed rate and receives a floating interest payment from the counterparty based on SOFR:

	Notional
	Amount at
	December 31,	Pay Fixed
Effective Date	2025	Rate	Maturity
September 30, 2024	$100,000,000	2.946%	December 2027
September 30, 2024	$50,000,000	3.961%	December 2027
September 4, 2025	$65,000,000	3.405%	December 2027

In September 2025, the Company entered into an interest rate swap in the amount of $65,000,000, which is reflected in the table above. This swap had an effective date of September 4, 2025 and has a maturity date of December 16, 2027, which corresponds to the maturity date of the Senior Credit Facility. The Company pays a fixed rate of 3.405% and receives a floating interest from the counterparty based on SOFR.

On September 30, 2024, three previous interest rate swaps expired with original notional amounts of $8,875,000, $88,098,862 and $53,030,237. Through the expiration date of these previous interest rate swaps, RMM paid fixed rates of 1.53%, 1.422% and 0.972%, respectively, to the counterparty and received a floating interest payment from the counterparty based on SOFR.

NOTE 9. INCOME TAXES

Income tax expense for the three months ended December 31, 2025 and 2024 was $1,078,418 (32.9% effective tax rate) and $1,987,150 (27.2% effective tax rate), respectively. Income tax expense for the nine months ended December 31, 2025 and 2024 was $1,754,665 (31.8% effective tax rate) and $1,540,589 (23.5% effective tax rate), respectively. Income tax expense during the nine months ended December 31, 2024 reflects excess tax benefits related to share-based compensation and an incremental tax benefit of approximately $103,000 related to certain international intangible assets. The income tax expense during these periods also reflects the amount and mix of income from multiple tax jurisdictions.

On July 4, 2025, the reconciliation bill, commonly referred to as the “One Big Beautiful Bill Act” (“OBBBA”), was signed into law in the U.S., introducing a broad range of tax reform provisions, including changes to interest deductibility, bonus depreciation, and various international provisions with multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The impact of the OBBBA tax legislation did not have a material impact on the condensed consolidated financial statements during the three and nine months ended December 31, 2025, and is not expected to have a material impact in future periods.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

NOTE 10. SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid and income taxes paid for the nine months ended December 31, 2025 and 2024 were comprised of the following:

	Nine Months Ended December 31,
	2025	2024
Interest paid	$18,352,329	$17,000,278
Income taxes paid	$1,112,581	$666,317

Non-cash investing and financing activities for the nine months ended December 31, 2025 and 2024 were comprised of the following:

	Nine Months Ended December 31,
	2025	2024
Acquired intangible assets included in other current liabilities and other liabilities	$4,547,071	$8,503,325
Reclassification of liability-classified awards to equity-classified awards	$1,075,407	$802,500
Right-of-use assets received in exchange for operating lease obligations	$2,112,177	$—

NOTE 11. WARRANTS

As of December 31, 2025, the Company’s outstanding warrants included 5,750,000 publicly-traded warrants (the “Public Warrants”), which were issued during ROCC’s initial public offering on December 15, 2020, and 137,500 warrants sold in a private placement to ROCC’s sponsor (the “Private Warrants” and together with the Public Warrants, the “Warrants”), which were assumed by the Company in connection with the Business Combination and exchanged into warrants for shares of Common Stock. Each whole Warrant entitles the registered holder to purchase one whole share of Common Stock at a price of $11.50 per share, provided that the Company has an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder.

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

NOTE 12. SHARE-BASED COMPENSATION

Share-based compensation expense totaled $1,091,683 ($849,910, net of taxes) and $1,006,468 ($782,505, net of taxes) during the three months ended December 31, 2025 and 2024, respectively. Share-based compensation expense totaled $3,339,120 ($2,599,612, net of taxes) and $3,333,853 ($2,591,992, net of taxes) during the nine months ended December 31, 2025 and 2024, respectively. Share-based compensation expense is classified as “Administration expenses” in the accompanying condensed consolidated statements of income.

During the nine months ended December 31, 2025 and 2024, the Company granted restricted stock units (“RSUs”) to satisfy previous obligations to issue a variable number of equity awards based on a fixed monetary amount. Prior to the issuance of these RSUs, the Company classified these awards as liabilities. Upon issuance of the RSUs, the awards became equity-classified as they no longer met the criteria to be liability-classified and as a result liabilities of $1,075,407 and $802,500 were reclassified from accounts payable and accrued liabilities to additional paid-in capital during the nine months ended December 31, 2025 and 2024, respectively.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

NOTE 13. EARNINGS PER SHARE

The following table summarizes the basic and diluted earnings per common share calculation for the three and nine months ended December 31, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024

Basic earnings per common share
Net income attributable to Reservoir Media, Inc.	$2,195,985	$5,244,091	$3,898,167	$5,082,451
Weighted average common shares outstanding - basic	65,600,855	65,240,858	65,512,938	65,133,225
Earnings per common share - basic	$0.03	$0.08	$0.06	$0.08

Diluted earnings per common share
Net income attributable to Reservoir Media, Inc.	$2,195,985	$5,244,091	$3,898,167	$5,082,451
Weighted average common shares outstanding - basic	65,600,855	65,240,858	65,512,938	65,133,225
Weighted average effect of potentially dilutive securities:
Effect of dilutive stock options and RSUs	730,611	865,616	704,729	773,215
Weighted average common shares outstanding - diluted	66,331,466	66,106,474	66,217,667	65,906,440
Earnings per common share - diluted	$0.03	$0.08	$0.06	$0.08

Because of their anti-dilutive effect, 5,891,590 shares of Common Stock equivalents, comprised of 5,887,500 warrants and 4,090 RSUs have been excluded from the diluted earnings per share calculation for the three and nine months ended December 31, 2025. Because of their anti-dilutive effect, 5,887,500 shares of Common Stock equivalents, comprised of warrants have been excluded from the diluted earnings per share calculation for the three and nine months ended December 31, 2024.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

The fair value of the outstanding interest rate swaps consisted of a $642,406 asset and a $807,654 liability as of December 31, 2025 and a $1,828,303 asset and a $410,008 liability at March 31, 2025. Fair value is determined using Level 2 inputs, which are based on quoted prices and market observable data of similar instruments. The change in the unrealized fair value of the swaps during the three and nine months ended December 31, 2025 of $270,380 and $1,583,543, respectively, was recorded as a loss on fair value of swaps. The change in the unrealized fair value of the swaps during the three months ended December 31, 2024 of $3,084,761 reflects marking to market our current interest rate swap hedges and was recorded as a gain on fair value of swaps. The change in the unrealized fair value of the swaps during the nine months ended December 31, 2024 of $(2,532,441) was driven primarily by the September 2024 decrease in SOFR, as well as the time value of the swaps that expired on September 30, 2024, partially offset by marking to market our current interest rate swap hedges and was recorded as a loss on fair value of swaps.

(c)	Foreign Exchange Risk

The Company is exposed to foreign exchange risk in fluctuations of currency rates on its revenue from royalties, writers’ fees and its subsidiaries’ operations.

(d)	Financial Instruments

Financial instruments not described elsewhere include cash, accounts receivable, accounts payable, accrued liabilities and the Company’s secured line of credit. The carrying values of these instruments as of December 31, 2025 do not differ materially from their respective fair values due to the immediate or short-term duration of these items or their bearing market-related rates of interest.

An investment in equity securities was sold during the three months ended December 31, 2024, which resulted in recognition of a gain of $103,715 during the three and nine months ended December 31, 2024.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

The following tables present total revenue and OIBDA by segment, significant segment expenses, which are expenses that are included in OIBDA, significant to the segment considering qualitative and quantitative factors and regularly provided or easily computed from information regularly provided to the CODM, and a reconciliation of OIBDA to income before income taxes for the three and nine months ended December 31, 2025 and 2024:

	Three Months Ended December 31, 2025
	Music	Recorded
	Publishing	Music	Total
Reportable segment revenue	$30,121,545	$12,872,579	$42,994,124
Other revenue(a)			2,573,755
Consolidated revenue			$45,567,879
Significant segment expenses:
Cost of revenue	12,617,169	3,580,783
Administration expenses	6,462,419	2,565,140
Reportable segment OIBDA	$11,041,957	$6,726,656	17,768,613
Other profit(a)			348,123
Amortization and depreciation			(7,789,274)
Interest expense			(6,584,013)
Loss on foreign exchange			(88,508)
Loss on fair value of swaps			(270,380)
Other expense, net			(103,113)
Income before income taxes			$3,281,448

	Three Months Ended December 31, 2024
	Music	Recorded
	Publishing	Music	Total
Reportable segment revenue	$26,893,103	$11,964,335	$38,857,438
Other revenue(a)			3,446,278
Consolidated revenue			$42,303,716
Significant segment expenses:
Cost of revenue	11,730,732	3,337,310
Administration expenses	6,014,390	2,229,256
Reportable segment OIBDA	$9,147,981	$6,397,769	15,545,750
Other profit(a)			725,828
Amortization and depreciation			(6,713,621)
Interest expense			(5,776,861)
Loss on foreign exchange			(76,431)
Gain on fair value of swaps			3,084,761
Other income, net			509,263
Income before income taxes			$7,298,689

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

	Nine Months Ended December 31, 2025
	Music	Recorded
	Publishing	Music	Total
Reportable segment revenue	$85,929,949	$36,299,078	$122,229,027
Other revenue(a)			5,938,196
Consolidated revenue			$128,167,223
Significant segment expenses:
Cost of revenue	36,100,572	9,822,300
Administration expenses	19,906,949	8,300,175
Reportable segment OIBDA	$29,922,428	$18,176,603	48,099,031
Other profit(a)			1,021,540
Amortization and depreciation			(22,659,874)
Interest expense			(19,621,628)
Gain on foreign exchange			619,896
Loss on fair value of swaps			(1,583,543)
Other expense, net			(357,596)
Income before income taxes			$5,517,826

	Nine Months Ended December 31, 2024
	Music	Recorded
	Publishing	Music	Total
Reportable segment revenue	$79,489,296	$32,287,361	$111,776,657
Other revenue(a)			5,511,295
Consolidated revenue			$117,287,952
Significant segment expenses:
Cost of revenue	34,148,535	9,031,994
Administration expenses	18,448,702	7,001,863
Reportable segment OIBDA	$26,892,059	$16,253,504	43,145,563
Other profit(a)			1,024,350
Amortization and depreciation			(19,528,397)
Interest expense			(15,796,667)
Loss on foreign exchange			(172,242)
Loss on fair value of swaps			(2,532,441)
Other income, net			410,774
Income before income taxes			$6,550,940
(a)	Other revenue and other profit relate to the Company’s artist management operating segment, which does not meet the quantitative thresholds for determining reportable segments in any period presented.

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

Results of Operations

Income Statement

Our income statement was composed of the following amounts (in thousands):

	For the Three Months Ended				For the Nine Months Ended
	December 31,		2025 vs. 2024		December 31,		2025 vs. 2024
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenues	$45,568	$42,304	$3,264	8%	$128,167	$117,288	$10,879	9%
Costs and expenses:
Cost of revenue	16,198	15,068	1,130	7%	45,923	43,181	2,742	6%
Amortization and depreciation	7,789	6,714	1,076	16%	22,660	19,528	3,131	16%
Administration expenses	11,253	10,964	289	3%	33,124	29,938	3,186	11%
Total costs and expenses	35,240	32,746	2,495	8%	101,707	92,646	9,060	10%

Operating income	10,327	9,558	770	8%	26,461	24,642	1,819	7%

Interest expense	(6,584)	(5,777)	(807)	14%	(19,622)	(15,797)	(3,825)	24%
(Loss) gain on foreign exchange	(89)	(76)	(12)	16%	620	(172)	792	NM
(Loss) gain on fair value of swaps	(270)	3,085	(3,355)	NM	(1,584)	(2,532)	949	NM
Other (expense) income, net	(103)	509	(612)	NM	(358)	411	(768)	NM
Income before income taxes	3,281	7,299	(4,017)	(55)%	5,518	6,551	(1,033)	(16)%
Income tax expense	1,078	1,987	(909)	(46)%	1,755	1,541	214	14%
Net income	2,203	5,312	(3,109)	(59)%	3,763	5,010	(1,247)	(25)%
Net (income) loss attributable to noncontrolling interests	(7)	(67)	60	(90)%	135	72	63	87%
Net income attributable to Reservoir Media, Inc.	$2,196	$5,244	$(3,048)	(58)%	$3,898	$5,082	$(1,184)	(23)%

NM – Not meaningful

Revenues

Our revenues were composed of the following amounts (in thousands):

	For the Three Months Ended				For the Nine Months Ended
	December 31,		2025 vs. 2024		December 31,		2025 vs. 2024
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenue by Type
Digital	$17,423	$16,662	$761	5%	$47,808	$46,885	$923	2%
Performance	6,205	4,356	1,850	42%	18,478	14,574	3,905	27%
Synchronization	4,567	4,127	440	11%	13,322	12,758	564	4%
Mechanical	603	949	(347)	(37)%	2,872	2,708	163	6%
Other	1,324	799	524	66%	3,450	2,564	886	35%
Total Music Publishing	30,122	26,893	3,228	12%	85,930	79,489	6,441	8%

Digital	9,350	8,142	1,208	15%	26,073	21,911	4,162	19%
Physical	1,860	1,970	(110)	(6)%	4,278	4,826	(548)	(11)%
Neighboring rights	1,147	887	260	29%	3,322	3,074	248	8%
Synchronization	516	965	(450)	(47)%	2,626	2,477	149	6%
Total Recorded Music	12,873	11,964	908	8%	36,299	32,287	4,012	12%

Other revenue	2,574	3,446	(873)	(25)%	5,938	5,511	427	8%
Total Revenue	$45,568	$42,304	$3,264	8%	$128,167	$117,288	$10,879	9%

	For the Three Months Ended				For the Nine Months Ended
	December 31,		2025 vs. 2024		December 31,		2025 vs. 2024
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenue by Geographical Location
U.S. Music Publishing	$17,985	$16,758	$1,227	7%	$47,813	$46,670	$1,142	2%
U.S. Recorded Music	6,766	5,881	884	15%	19,356	17,625	1,732	10%
U.S. Other Revenue	2,574	3,446	(873)	(25)%	5,938	5,511	427	8%
Total U.S.	27,324	26,086	1,238	5%	73,107	69,806	3,301	5%
International Music Publishing	12,137	10,135	2,002	20%	38,117	32,819	5,298	16%
International Recorded Music	6,107	6,083	24	0%	16,943	14,663	2,280	16%
Total International	18,244	16,218	2,026	12%	55,060	47,482	7,579	16%
Total Revenue	$45,568	$42,304	$3,264	8%	$128,167	$117,288	$10,879	9%

Three Months Ended December 31, 2025 vs. Three Months Ended December 31, 2024

Total revenues increased by $3,264 thousand, or 8%, during the three months ended December 31, 2025 compared to the three months ended December 31, 2024, driven by a 12% increase in Music Publishing revenues and an 8% increase in Recorded Music revenues. Music Publishing revenues represented 66% and 64% of total revenues for the three months ended December 31, 2025 and the three months ended December 31, 2024, respectively. Recorded Music revenues represented 28% of total revenues for the three months ended December 31, 2025 and December 31, 2024. U.S. and international revenues represented 60% and 40%, respectively, of total revenues for the three months ended December 31, 2025. U.S. and international revenues represented 62% and 38%, respectively, of total revenues for the three months ended December 31, 2024.

Total digital revenues increased by $1,968 thousand, or 8%, during the three months ended December 31, 2025 compared to the three months ended December 31, 2024, primarily due to the acquisition of additional music catalogs and continued growth at music streaming services. Total digital revenues represented 59% of total revenues for the three months ended December 31, 2025 and December 31, 2024.

Music Publishing revenues increased by $3,228 thousand, or 12%, during the three months ended December 31, 2025 compared to the three months ended December 31, 2024. This increase in Music Publishing revenues was due to a $1,850 thousand increase in performance revenue driven by the performance of hit songs, a $761 thousand increase in digital revenue, primarily due to the acquisition of additional music catalogs and continued growth at music streaming services, a $524 thousand increase in other revenue primarily attributable to acquired stage rights and a $440 thousand increase in synchronization revenue driven by the timing of licenses. These increases were partially offset by a $347 thousand decrease in mechanical revenue.

On a geographic basis, U.S. Music Publishing revenues represented 60% of total Music Publishing revenues for the three months ended December 31, 2025 compared to 62% for the three months ended December 31, 2024. International Music Publishing revenues represented 40% of total Music Publishing revenues for the three months ended December 31, 2025 compared to 38% for the three months ended December 31, 2024.

Recorded Music revenues increased by $908 thousand, or 8%, during the three months ended December 31, 2025 compared to the three months ended December 31, 2024. This increase in Recorded Music revenues was mainly due to a $1,208 thousand increase in digital revenue, primarily due to the acquisition of additional music catalogs and continued growth at music streaming services, and a $260 thousand increase in neighboring rights revenue. These increases were partially offset by a $450 thousand decrease in synchronization revenue driven by the timing of licenses. Additionally, Recorded Music revenues include a royalty recovery related to underreported usage for a music catalog (the “royalty recovery”) during the three months ended December 31, 2024, which did not recur during the three months ended December 31, 2025.

On a geographic basis, U.S. Recorded Music revenues represented 53% of total Recorded Music revenues for the three months ended December 31, 2025 compared to 49% for the three months ended December 31, 2024. International Recorded Music revenues represented 47% of total Recorded Music revenues for the three months ended December 31, 2025 compared to 51% for the three months ended December 31, 2024.

Nine Months Ended December 31, 2025 vs. Nine Months Ended December 31, 2024

Total revenues increased by $10,879 thousand, or 9%, during the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024, driven by an 8% increase in Music Publishing revenues and a 12% increase in Recorded Music revenues. Music Publishing revenues represented 67% and 68% of total revenues for the nine months ended December 31, 2025 and the nine months ended December 31, 2024, respectively. Recorded Music revenues represented 28% of total revenues for the nine months ended December 31, 2025 and December 31, 2024, respectively. U.S. and international revenues represented 57% and 43%, respectively, of total revenues for the nine months ended December 31, 2025. U.S. and international revenues represented 60% and 40%, respectively, of total revenues for the nine months ended December 31, 2024.

Total digital revenues increased by $5,085 thousand, or 7%, during the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024, primarily due to the acquisition of additional music catalogs and continued growth at music streaming services. Total digital revenues represented 58% and 59% of total revenues for the nine months ended December 31, 2025 and the nine months ended December 31, 2024, respectively.

Music Publishing revenues increased by $6,441 thousand, or 8%, during the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024. This increase in Music Publishing revenues was mainly due to a $3,905 thousand increase in performance revenue driven by the performance of hit songs, a $923 thousand increase in digital revenue, primarily due to the acquisition of additional music catalogs and continued growth at music streaming services, an $886 thousand increase in other revenue primarily attributable to acquired stage rights and a $564 thousand increase in synchronization revenue driven by the timing of licenses.

On a geographic basis, U.S. Music Publishing revenues represented 56% of total Music Publishing revenues for the nine months ended December 31, 2025 compared to 59% for the nine months ended December 31, 2024. International Music Publishing revenues represented 44% of total Music Publishing revenues for the nine months ended December 31, 2025 compared to 41% for the nine months ended December 31, 2024.

Recorded Music revenues increased by $4,012 thousand, or 12%, during the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024. This increase in Recorded Music revenues was mainly due to a $4,162 thousand increase in digital revenue, primarily due to the acquisition of additional music catalogs and continued growth at music streaming services, partially offset by the non-recurrence of the royalty recovery. This increase was partially offset by a $548 thousand decrease in physical revenue due to the planned timing of releases.

On a geographic basis, U.S. Recorded Music revenues represented 53% of total Recorded Music revenues for the nine months ended December 31, 2025 compared to 55% for the nine months ended December 31, 2024. International Recorded Music revenues represented 47% of total Recorded Music revenues for the nine months ended December 31, 2025 compared to 45% for the nine months ended December 31, 2024.

Cost of Revenue

Our cost of revenue was composed of the following amounts (in thousands):

	For the Three Months Ended				For the Nine Months Ended
	December 31,		2025 vs. 2024		December 31,		2025 vs. 2024
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Writer royalties and other publishing costs	$12,617	$11,731	$886	8%	$36,101	$34,149	$1,952	6%
Artist royalties and other recorded music costs	3,581	3,337	244	7%	9,822	9,032	790	9%
Total cost of revenue	$16,198	$15,068	$1,130	7%	$45,923	$43,181	$2,742	6%

Three Months Ended December 31, 2025 vs. Three Months Ended December 31, 2024

Cost of revenue increased by $1,130 thousand, or 7%, during the three months ended December 31, 2025 compared to the three months ended December 31, 2024, primarily as a result of an increase in revenues. Cost of revenue as a percentage of revenues was 36% for the three months ended December 31, 2025 and December 31, 2024.

Writer royalties and other publishing costs for the Music Publishing segment increased by $886 thousand, or 8%, during the three months ended December 31, 2025 compared to the three months ended December 31, 2024. Writer royalties and other publishing costs as a percentage of Music Publishing revenues decreased to 42% for the three months ended December 31, 2025 from 44% for the three months ended December 31, 2024, driven primarily by the change in the mix of revenue by type and songwriting clients with their specific contractual royalty rates being applied to the revenues.

Artist royalties and other recorded music costs for the Recorded Music segment increased by $244 thousand, or 7%, during the three months ended December 31, 2025 compared to the three months ended December 31, 2024. Artist royalties and other recorded music costs as a percentage of Recorded Music revenues were 28% for the three months ended December 31, 2025 and December 31, 2024.

Nine Months Ended December 31, 2025 vs. Nine Months Ended December 31, 2024

Cost of revenue increased by $2,742 thousand, or 6%, during the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024, primarily as a result of an increase in revenues. Cost of revenue as a percentage of revenues decreased to 36% for the nine months ended December 31, 2025 from 37% for the nine months ended December 31, 2024, reflecting decreases in cost of revenue as a percentage of revenues for the Music Publishing and Recorded Music segments.

Writer royalties and other publishing costs for the Music Publishing segment increased by $1,952 thousand, or 6%, during the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024. Writer royalties and other publishing costs as a percentage of Music Publishing revenues decreased to 42% for the nine months ended December 31, 2025 from 43% for the nine months ended December 31, 2024, driven primarily by the change in the mix of revenue by type and songwriting clients with their specific contractual royalty rates being applied to the revenues.

Artist royalties and other recorded music costs for the Recorded Music segment increased by $790 thousand, or 9%, during the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024. Artist royalties and other recorded music costs as a percentage of Recorded Music revenues decreased to 27% for the nine months ended December 31, 2025 from 28% for the nine months ended December 31, 2024, driven primarily by the mix of revenue by type, including a lower percentage of physical sales that carry higher costs than other types of revenue, and artists with their specific contractual royalty rates being applied to the revenues.

Amortization and Depreciation

Three Months Ended December 31, 2025 vs. Three Months Ended December 31, 2024

Amortization and depreciation expense increased by $1,076 thousand, or 16%, during the three months ended December 31, 2025 compared to the three months ended December 31, 2024, primarily due to the acquisition of additional music catalogs.

Nine Months Ended December 31, 2025 vs. Nine Months Ended December 31, 2024

Amortization and depreciation expense increased by $3,131 thousand, or 16%, during the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024, primarily due to the acquisition of additional music catalogs.

Administration Expenses

Our administration expenses are composed of the following amounts (in thousands):

	For the Three Months Ended				For the Nine Months Ended
	December 31,		2025 vs. 2024		December 31,		2025 vs. 2024
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Music Publishing administration expenses	$6,462	$6,014	$448	7%	$19,907	$18,449	$1,458	8%
Recorded Music administration expenses	2,565	2,229	336	15%	8,300	7,002	1,298	19%
Other administration expenses	2,226	2,721	(495)	(18)%	4,917	4,487	430	10%
Total administration expenses	$11,253	$10,964	$289	3%	$33,124	$29,938	$3,186	11%

Three Months Ended December 31, 2025 vs. Three Months Ended December 31, 2024

Total administration expenses increased by $289 thousand, or 3%, during the three months ended December 31, 2025 compared to the three months ended December 31, 2024, driven primarily by increases in administration expenses in the Music Publishing and Recorded Music segments, partially offset by a decrease in other administration expenses. Expressed as a percentage of revenues, administration expenses decreased to 25% for the three months ended December 31, 2025 from 26% for the three months ended December 31, 2024.

Music Publishing administration expenses increased by $448 thousand, or 7%, during the three months ended December 31, 2025 compared to the three months ended December 31, 2024. Expressed as a percentage of revenues, Music Publishing administration expenses decreased to 21% for the three months ended December 31, 2025 from 22% for the three months ended December 31, 2024, primarily as a result of improved operating leverage as revenues increased.

Recorded Music administration expenses increased by $336 thousand, or 15%, during the three months ended December 31, 2025 compared to the three months ended December 31, 2024. Expressed as a percentage of revenue, Recorded Music administration expenses increased to 20% for the three months ended December 31, 2025 from 19% for the three months ended December 31, 2024, primarily due to investments made in the Recorded Music business to address frontline opportunities, as well as increased compensation and other costs due to inflation.

Other administration expenses decreased by $495 thousand, or 18%, during the three months ended December 31, 2025 compared to the three months ended December 31, 2024, primarily due to selling expenses associated with our artist management business, consisting mostly of manager compensation.

Nine Months Ended December 31, 2025 vs. Nine Months Ended December 31, 2024

Total administration expenses increased by $3,186 thousand, or 11%, during the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024, driven by increases in administration expenses in the Music Publishing and Recorded Music segments, as well as an increase in the Other administration expenses. Expressed as a percentage of revenues, administration expenses were 26% for the nine months ended December 31, 2025 and December 31, 2024.

Music Publishing administration expenses increased by $1,458 thousand, or 8%, during the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024. Expressed as a percentage of revenues, Music Publishing administration expenses were 23% for the nine months ended December 31, 2025 and December 31, 2024.

Recorded Music administration expenses increased by $1,298 thousand, or 19%, during the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024. Expressed as a percentage of revenue, Recorded Music administration expenses increased to 23% for the nine months ended December 31, 2025 from 22% for the nine months ended December 31, 2024, primarily due to investments made in the Recorded Music business to address frontline opportunities, as well as increased compensation and other costs due to inflation.

Other administration expenses increased by $430 thousand, or 10%, during the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024, primarily due to selling expenses associated with our artist management business, consisting mostly of manager compensation.

Operating Income

Three Months Ended December 31, 2025 vs. Three Months Ended December 31, 2024

Operating income increased by $770 thousand, or 8%, during the three months ended December 31, 2025 compared to the three months ended December 31, 2024, primarily driven by an increase in revenues, partially offset by increases in amortization and depreciation and administration expenses. Operating income margin (operating income expressed as a percentage of revenues) was 23% during the three months ended December 31, 2025 and December 31, 2024.

Nine Months Ended December 31, 2025 vs. Nine Months Ended December 31, 2024

Operating income increased by $1,819 thousand, or 7%, during the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024, primarily driven by an increase in revenues, partially offset by increases in amortization and depreciation and administration expenses. Operating income margin (operating income expressed as a percentage of revenues) was 21% during the nine months ended December 31, 2025 and December 31, 2024.

Interest Expense

Three Months Ended December 31, 2025 vs. Three Months Ended December 31, 2024

Interest expense increased by $807 thousand, or 14%, during the three months ended December 31, 2025 compared to the three months ended December 31, 2024, driven primarily by increased debt balances due to use of funds in acquisitions of music catalogs and writer signings, partially offset by a decrease in SOFR.

Nine Months Ended December 31, 2025 vs. Nine Months Ended December 31, 2024

Interest expense increased by $3,825 thousand, or 24%, during the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024, driven primarily by increased debt balances due to use of funds in acquisitions of music catalogs and writer signings, as well as an increase in effective interest rates. The increase in the Company’s effective interest rates primarily reflects an increase on the portions of its borrowings that are hedged, as its swap contracts in effect during the nine months ended December 31, 2025 have a higher fixed interest rate than the Company’s previous swap contracts, which were in effect during a portion of the nine months ended December 31, 2024 until they matured on September 30, 2024.

(Loss) Gain on Foreign Exchange

Three Months Ended December 31, 2025 vs. Three Months Ended December 31, 2024

Loss on foreign exchange increased by $12 thousand, or 16%, during the three months ended December 31, 2025 compared to the three months ended December 31, 2024. This change was due to fluctuations in the two foreign currencies we are directly exposed to, namely British pound sterling and euro.

Nine Months Ended December 31, 2025 vs. Nine Months Ended December 31, 2024

Gain on foreign exchange was $620 thousand for the nine months ended December 31, 2025 compared to loss on foreign exchange of $(172) thousand for the nine months ended December 31, 2024. This change was due to fluctuations in the two foreign currencies we are directly exposed to, namely British pound sterling and euro.

(Loss) Gain on Fair Value of Swaps

Three Months Ended December 31, 2025 vs. Three Months Ended December 31, 2024

Loss on fair value of swaps was $(270) thousand for the three months ended December 31, 2025 compared to gain on fair value of swaps of $3,085 thousand for the three months ended December 31, 2024. This change was due to marking to market our interest rate swap hedges.

Nine Months Ended December 31, 2025 vs. Nine Months Ended December 31, 2024

Loss on fair value of swaps increased by $949 thousand during the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024. This change was due to marking to market our interest rate swap hedges. Additionally, the loss during the nine months ended December 31, 2024 reflects the September 2024 decrease in SOFR, as well as the time value of the swaps that expired on December 31, 2024.

Other (Expense) Income, Net

Three Months Ended December 31, 2025 vs. Three Months Ended December 31, 2024

Other (expense) income, net during the three months ended December 31, 2025 was comprised primarily of the Company’s recognition of its share of losses incurred by equity method investments. Other (expense) income, net during the three months ended December 31, 2024 consisted of a $104 thousand gain recorded on the disposal of an equity investment during the period (the “investment gain”) and the Company’s share of proceeds related to underreported usage for an acquired music catalog that pertained to periods prior to the Company’s acquisition of the music catalog, which amounted to $405 thousand (the “recovery income”). See Note 14 to the accompanying condensed consolidated financial statements for discussion about the investment gain.

Nine Months Ended December 31, 2025 vs. Nine Months Ended December 31, 2024

Other (expense) income, net during the nine months ended December 31, 2025 was comprised primarily of the Company’s recognition of its share of losses incurred by equity method investments. Other (expense) income, net during the nine months ended December 31, 2024 consisted of the investment gain and the recovery income, partially offset by the Company’s share of loss recorded by an equity method investment.

Income Tax Expense

Three Months Ended December 31, 2025 vs. Three Months Ended December 31, 2024

Income tax expense was $1,078 thousand during the three months ended December 31, 2025 compared to $1,987 thousand during the three months ended December 31, 2024. The effective income tax rate during the three months ended December 31, 2025 was 32.9% compared to 27.2% during the three months ended December 31, 2024. The change in effective income tax rate during these periods primarily reflects the amount and mix of income from multiple tax jurisdictions.

Nine Months Ended December 31, 2025 vs. Nine Months Ended December 31, 2024

Income tax expense was $1,755 thousand during the nine months ended December 31, 2025 compared to $1,541 thousand during the nine months ended December 31, 2024. The effective income tax rate during the nine months ended December 31, 2025 was 31.8% compared to 23.5% during the three months ended December 31, 2024. During the nine months ended December 31, 2024 the Company recorded excess tax benefits related to share-based compensation and an incremental tax benefit of approximately $103,000 related to certain international intangible assets. Additionally, the change in effective income tax rate during these periods also reflects the amount and mix of income from multiple tax jurisdictions.

On July 4, 2025, the reconciliation bill, commonly referred to as the “One Big Beautiful Bill Act” (“OBBBA”), was signed into law in the U.S, introducing a broad range of tax reform provisions, including changes to interest deductibility, bonus depreciation, and various international provisions with multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The impact of the OBBBA tax legislation did not have a material impact on the condensed consolidated financial statements during the nine months ended December 31, 2025, and is not expected to have a material impact in future periods.

Net Income

Three Months Ended December 31, 2025 vs. Three Months Ended December 31, 2024

Net income was $2,203 thousand during the three months ended December 31, 2025 compared to $5,312 thousand during the three months ended December 31, 2024. The decrease in net income was driven primarily by a loss on fair value of swaps, increase in interest expense and change in other income (expense), net. These factors were partially offset by an increase in operating income and a decrease in income tax expense.

Nine Months Ended December 31, 2025 vs. Nine Months Ended December 31, 2024

Net income was $3,763 thousand during the nine months ended December 31, 2025 compared to $5,010 thousand during the nine months ended December 31, 2024. The decrease in net income was driven primarily by an increase in interest expense and change in other income (expense), net, partially offset by an increase in operating income, decrease in loss on fair value of swaps and change in (loss) gain on foreign exchange.

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

Reconciliation of Operating Income to OIBDA

We use OIBDA as our primary measure of financial performance. The following tables reconcile consolidated operating income to OIBDA and present OIBDA for our reportable segments (in thousands):

	Consolidated
	For the Three Months Ended				For the Nine Months Ended
	December 31,		2025 vs. 2024		December 31,		2025 vs. 2024
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenues	$45,568	$42,304	$3,264	8%	$128,167	$117,288	$10,879	9%
Cost of revenue	16,198	15,068	1,130	7%	45,923	43,181	2,742	6%
Administration expenses	11,253	10,964	289	3%	33,124	29,938	3,186	11%
OIBDA	18,117	16,272	1,845	11%	49,121	44,170	4,951	11%
Amortization and depreciation	7,789	6,714	1,076	16%	22,660	19,528	3,131	16%
Operating income	$10,327	$9,558	$770	8%	$26,461	$24,642	$1,819	7%

OIBDA Margin	40%	38%			38%	38%

	Music Publishing
	For the Three Months Ended				For the Nine Months Ended
	December 31,		2025 vs. 2024		December 31,		2025 vs. 2024
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenues	$30,122	$26,893	$3,228	12%	$85,930	$79,489	$6,441	8%
Cost of revenue	12,617	11,731	886	8%	36,101	34,149	1,952	6%
Administration expenses	6,462	6,014	448	7%	19,907	18,449	1,458	8%
OIBDA	$11,042	$9,148	$1,894	21%	$29,922	$26,891	$3,031	11%

OIBDA Margin	37%	34%			35%	34%

	Recorded Music
	For the Three Months Ended				For the Nine Months Ended
	December 31,		2025 vs. 2024		December 31,		2025 vs. 2024
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenues	$12,873	$11,964	$908	8%	$36,299	$32,287	$4,012	12%
Cost of revenue	3,581	3,337	244	7%	9,822	9,032	790	9%
Administration expenses	2,565	2,229	336	15%	8,300	7,002	1,298	19%
OIBDA	$6,727	$6,398	$328	5%	$18,177	$16,254	$1,923	12%

OIBDA Margin	52%	53%			50%	50%

OIBDA

Three Months Ended December 31, 2025 vs. Three Months Ended December 31, 2024

OIBDA increased by $1,845 thousand, or 11%, during the three months ended December 31, 2025 compared to the three months ended December 31, 2024, driven by increases in Music Publishing OIBDA and Recorded Music OIBDA. Expressed as a percentage of revenue, OIBDA Margin increased to 40% for the three months ended December 31, 2025 from 38% for the three months ended December 31, 2024.

Music Publishing OIBDA increased by $1,894 thousand, or 21%, during the three months ended December 31, 2025 compared to the three months ended December 31, 2024. Expressed as a percentage of revenue, Music Publishing OIBDA Margin increased to 37% for the three months ended December 31, 2025 from 34% for the three months ended December 31, 2024. The increase in Music Publishing OIBDA primarily reflects an increase in revenues. The increase in OIBDA Margin primarily reflects decreases in cost of revenue and administration expenses as percentages of revenues.

Recorded Music OIBDA increased by $328 thousand, or 5% during the three months ended December 31, 2025 compared to the three months ended December 31, 2024. Expressed as a percentage of revenue, Recorded Music OIBDA Margin decreased to 52% for the three months ended December 31, 2025 from 53% for the three months ended December 31, 2024. The increase in Recorded Music OIBDA primarily reflects an increase in revenues. The decrease in OIBDA Margin primarily reflects an increase in administration expenses as a percentage of revenues.

Nine Months Ended December 31, 2025 vs. Nine Months Ended December 31, 2024

OIBDA increased by $4,951 thousand, or 11%, during the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024, driven primarily by increases in Music Publishing OIBDA and Recorded Music OIBDA. Expressed as a percentage of revenue, OIBDA Margin was 38% for the nine months ended December 31, 2025 and December 31, 2024.

Music Publishing OIBDA increased by $3,031 thousand, or 11%, during the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024. Expressed as a percentage of revenue, Music Publishing OIBDA Margin increased to 35% for the nine months ended December 31, 2025 from 34% for the nine months ended December 31, 2024. The increase in Music Publishing OIBDA primarily reflects an increase in revenues. The increase in OIBDA Margin primarily reflects a decrease in cost of revenue as a percentage of revenues.

Recorded Music OIBDA increased by $1,923 thousand, or 12% during the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024. Expressed as a percentage of revenue, Recorded Music OIBDA Margin was 50% for the nine months ended December 31, 2025 and December 31, 2024. The increase in Recorded Music OIBDA primarily reflects an increase in revenues.

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

The following table reconciles net income to Adjusted EBITDA (in thousands):

	For the Three Months Ended				For the Nine Months Ended
	December 31,		2025 vs. 2024		December 31,		2025 vs. 2024
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Net income	$2,203	$5,312	$(3,109)	(59)%	$3,763	$5,010	$(1,247)	(25)%
Income tax expense	1,078	1,987	(909)	(46)%	1,755	1,541	214	14%
Interest expense	6,584	5,777	807	14%	19,622	15,797	3,825	24%
Amortization and depreciation	7,789	6,714	1,075	16%	22,660	19,528	3,132	16%
EBITDA	17,654	19,789	(2,136)	(11)%	47,800	41,876	5,924	14%
Loss (gain) on foreign exchange(a)	89	76	12	NM	(620)	172	(792)	NM
Loss (gain) on fair value of swaps(b)	270	(3,085)	3,355	NM	1,584	2,532	(948)	(37)%
Non-cash share-based compensation(c)	1,092	1,006	86	9%	3,339	3,334	5	0%
Other expense (income), net(d)	103	(509)	612	NM	358	(411)	769	NM
Adjusted EBITDA	$19,208	$17,278	$1,929	11%	$52,461	$47,504	$4,958	10%

NM – Not meaningful

(a)	Reflects the loss or (gain) on foreign exchange fluctuations.
(b)	Reflects the non-cash loss or (gain) on the mark-to-market of interest rate swaps.
(c)	Reflects non-cash share-based compensation expense related to the Reservoir Media, Inc. 2021 Omnibus Incentive Plan.
(d)	Reflects the Company’s share of losses recorded by equity method investments during the three and nine months ended December 31, 2025. Reflects the investment gain and recovery income during the three months ended December 31, 2024. Reflect the investment gain and recovery income, partially offset by the Company’s share of loss recorded by an equity method investment during the nine months ended December 31, 2024.

Three Months Ended December 31, 2025 vs. Three Months Ended December 31, 2024

Adjusted EBITDA increased by $1,929 thousand, or 11%, during the three months ended December 31, 2025 compared to the three months ended December 31, 2024, primarily as a result of an increase in revenues, partially offset by an increase in administration expenses.

Nine Months Ended December 31, 2025 vs. Nine Months Ended December 31, 2024

Adjusted EBITDA increased by $4,958 thousand, or 10%, during the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024, primarily as a result of an increase in revenues, partially offset by an increase in administration expenses.

Liquidity and Capital Resources

Capital Resources

As of December 31, 2025, we had $452,259 thousand of debt (net of $3,569 thousand of deferred financing costs) and $20,591 thousand of cash and cash equivalents.

Cash Flows

The following table summarizes our historical cash flows (in thousands).

	For the Nine Months Ended
	December 31,		2025 vs.2024
	2025	2024	$ Change	% Change
Cash provided by (used for):
Operating activities	$38,230	$33,105	$5,125	15%
Investing activities	$(100,019)	$(71,930)	$(28,089)	39%
Financing activities	$61,203	$38,516	$22,687	59%

Operating Activities

Cash provided by operating activities was $38,230 thousand for the nine months ended December 31, 2025 compared to $33,105 thousand for the nine months ended December 31, 2024. The primary drivers of the $5,125 thousand increase in cash provided by operating activities during the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024 were an increase in cash provided by working capital and an increase in earnings. The increase in cash provided by working capital was due primarily to the timing of collections of accounts receivable and payments of accounts payable, partially offset by the timing of royalty payments to artists and royalty advance recoupments.

Investing Activities

Cash used for investing activities was $100,019 thousand for the nine months ended December 31, 2025 compared to $71,930 thousand for the nine months ended December 31, 2024. The increase in cash used in investing activities was primarily due to an increase in acquisitions of music catalogs.

Financing Activities

Cash provided by financing activities was $61,203 thousand for the nine months ended December 31, 2025 compared to $38,516 thousand for the nine months ended December 31, 2024. The change in cash provided by financing activities primarily reflects an increase in borrowings from the secured line of credit.

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

Existing Debt as of December 31, 2025

As of December 31, 2025, our outstanding debt consisted of $455,828 thousand borrowed under the Senior Credit Facility. As of December 31, 2025, remaining borrowing availability under the Senior Credit Facility was $94,172 thousand.

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

Non-compliance with the fixed charge coverage ratio and consolidated senior debt to library value ratio could result in the lenders, subject to customary cure rights, requiring the immediate payment of all amounts outstanding under the Senior Credit Facility, which could have a material adverse effect on our business, cash flows, financial condition and results of operations. As of December 31, 2025, we were in compliance with both of the financial covenants and all non - financial covenants under the Senior Credit Facility.

Interest Rate Swaps

At December 31, 2025, RMM had the following interest rate swaps outstanding, under which it pays a fixed rate and receives a floating interest payment from the counterparty based on SOFR (in thousands):

	Notional
	Amount at
	December 31,	Pay Fixed
Effective Date	2025	Rate	Maturity
September 30, 2024	$100,000	2.946%	December 2027
September 30, 2024	$50,000	3.961%	December 2027
September 4, 2025	$65,000	3.405%	December 2027

In September 2025, the Company entered into an interest rate swap in the amount of $65,000 thousand, which is reflected in the table above. This swap had an effective date of September 4, 2025 and a maturity date of December 16, 2027, which corresponds to the maturity date of the Senior Credit Facility. The Company pays a fixed rate of 3.405% and receives a floating interest from the counterparty based on SOFR.

Dividends

Our ability to pay dividends to Reservoir Media, Inc.’s shareholders is restricted by covenants in the Senior Credit Facility. We did not pay any dividends to Reservoir Media, Inc.’s shareholders during the nine months ended December 31, 2025.

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

Contractual and Other Obligations

As of December 31, 2025, there have been no material changes, outside the ordinary course of business, in our contractual obligations since March 31, 2025. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual and Other Obligations” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on May 28, 2025 for information regarding our contractual obligations.

Critical Accounting Policies

As of December 31, 2025, there have been no material changes to our critical accounting policies since March 31, 2025. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on May 28, 2025 for information regarding our critical accounting policies. We believe that our accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the amounts reported in those condensed consolidated financial statements and the accompanying notes thereto. We believe we have used reasonable estimates and assumptions in preparing the condensed consolidated financial statements. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

Off-Balance Sheet Arrangements

As of December 31, 2025, we had no off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

As a result of the material weakness in our internal controls over financial reporting, as described in Part II, “Item 9A, Controls and Procedures” in our Annual Report on Form 10-K for the year ended March 31, 2025 (the “Annual Report”), our principal executive officer and principal financial and accounting officer concluded that during the period covered by this Quarterly Report our disclosure controls and procedures were not effective as of December 31, 2025. Notwithstanding this material weakness, management has concluded that the condensed consolidated financial statements included in this Quarterly Report are fairly stated in all material respects in accordance with U.S. GAAP.

Remediation Plan and Status of Material Weaknesses

As disclosed in our Annual Report, we successfully remediated three of four material weaknesses related to (i) segregation of duties, (ii) lack of qualified personnel for complex accounting transactions, and (iii) ineffective risk assessment processes as of March 31, 2025. In addition, we have designed and implemented corrective actions to address the fourth material weakness related to the improper design of control activities to address certain risks of material misstatement, specifically related to our third-party Recorded Music royalty system, as of December 31, 2025. Remediation actions included, among other measures, providing enhanced training to process and control owners, strengthening relevant policies, procedures, guidelines and documentation templates, implementing new controls, and improving documentation supporting existing controls over the third-party Recorded Music royalty system, and other relevant areas. The evaluation over whether these improved control activities are operating effectively, is ongoing.

Accordingly, we will not be able to fully remediate this material weakness until the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. Our management will continue to monitor the effectiveness of our remediation plans in future periods and will make changes we determine to be appropriate.

Changes in Internal Control over Financial Reporting

Except as disclosed above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no other unregistered sales of equity securities during the three months ended December 31, 2025 which have not been previously disclosed on a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1 (f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

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

RESERVOIR MEDIA, INC.

Date: February 4, 2026	By:	/s/ Golnar Khosrowshahi
Name: Golnar Khosrowshahi
Title: Chief Executive Officer (Principal Executive Officer)

Date: February 4, 2026	By:	/s/ Jim Heindlmeyer
Name: Jim Heindlmeyer
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)