Form 10-K
period 2026-03-31
Reservoir Media, Inc.
filed 2026-05-28
CIK 1824403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $167,090,553.

As of May 19, 2026, there were 65,661,714 shares of Common Stock of Reservoir Media, Inc. issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference to the registrant’s definitive proxy statement relating to the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

RESERVOIR MEDIA, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K(“Annual Report”) of Reservoir Media, Inc. (hereinafter the “Company”, the “Registrant”, “our”, “we”, “us”, or “Reservoir”) on Form 10-K contains certain information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and are intended to be covered by the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “predict,” “project,” “target,” “goal,” “intend,” “continue,” “could,” “may,” “might,” “shall,” “should,” “will,” “would,” “plan,” “possible,” “potential,” “estimate,” “seek”, “ongoing”, “objective” and variations and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. In addition, any statements that refer to expectations, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current expectations, projections and beliefs based on information currently available. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Company that may cause its actual business, financial condition, results of operations, performance and/or achievements to be materially different from any future business, financial condition, results of operations, performance and/or achievements expressed or implied by these forward-looking statements. For Reservoir, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, without limitation:

●	market competition, including, among others, competition against other music recording and publishing companies;
●	our ability to identify, sign and retain songwriters and recording artists;
●	the increased expenses associated with being a public company;
●	our international operations, which subject us to the trends and developments of other countries, including the impact of tariffs imposed or threatened by the United States or foreign governments, as well as the fluctuations of the currency exchange rate;
●	our ability to attract and retain key personnel;
●	risks associated with strategic acquisitions or other transactions, including, among others, business acquisitions, combinations, investments and joint ventures;
●	the impact of digital music services on our marketing and distribution and the possible changes in the terms of the licensing agreements with such services, including, among others, those governing royalty rates;
●	the impact of legislation that may affect the terms of our contracts with songwriters and recording artists;
●	the possibility that streaming adoption or revenues may grow less rapidly or level off in the future;
●	the impact of natural or human-made disasters, global health pandemics or prolonged geopolitical conflict on our business, cash flows, financial condition and results of operations;
●	our ability to maintain effective internal control over financial reporting (“ICFR”) and disclosure controls and procedures (“DCPs”), including our ability to remediate potential material weakness in ICFR and the timing of any such remediation, as well as the ability to maintain effective DCPs;
●	our ability to obtain, maintain, protect and enforce our intellectual property rights;
●	our involvement in intellectual property litigation, including, among others, any assertions or allegations of infringement or violation of intellectual property rights by third parties;

●	the impact of digital piracy on our business, cash flows, financial condition and results of operations;
●	the impact of Artificial Intelligence (“AI”), including Generative AI on our business;
●	our ability to maintain and protect the information security relating to our employees, customer, vendors and our music;
●	the impact of evolving laws and regulations relating to, among others, data privacy, consumer protection and data protection, as well as the rights granted to songwriters and recording artists under the U.S. Copyright Act;
●	the ability to generate sufficient cash to service all of our indebtedness, and the risk that we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful and depends on many factors, some of which are beyond our control;
●	our indebtedness levels, and the fact that we may be able to incur substantially more indebtedness, which may increase the risks created by our substantial indebtedness;
●	the volatility of our stock price, which could subject us to securities class action litigation;
●	negative reports published by securities or industry analysts, or the lack of research or reports published by such analysts;
●	the potential exercise and/or redemption of our Warrants;
●	future sales by our stockholders and the potential exercise of their registration rights;
●	stockholder activism or unsolicited acquisition proposals, and any related impact on our business or ability to achieve our long-term strategic objectives; and
●	other risks and uncertainties, including those listed under Part I, Item 1A.“Risk Factors.”

Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in Part I, Item 1A. “Risk Factors,” and actual results may differ materially from those anticipated in these forward-looking statements. Because some of these risks and uncertainties cannot be predicted or quantified, you should not rely on our forward-looking statements as predictions of future events. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. You should read this Annual Report with the understanding that actual future events or future performance might be materially different from our expectations.

PART I

Item 1.Business

Our Company

Reservoir Media, Inc., together with its wholly-owned subsidiaries (the “Company”, “we”, “our”, “us” and “Reservoir”), is one of the world’s leading independent music companies. We operate a music publishing business, a recorded music business, and a management business.

We have two reportable segments—Music Publishing and Recorded Music. We represent copyrights and master recordings dating back as far as the early 1900s through today, with hundreds of #1 releases worldwide. Our growth has been partially based on Music Publishing and Recorded Music catalog acquisitions as well as a strategic expansion of our writer and artist rosters.

Our Music Publishing business contributed approximately $117 million to our revenues for the year ended March 31, 2026, representing approximately 66% of our revenues. The publishing catalog includes historic compositions written and performed by greats like Joni Mitchell, Miles Davis, The Isley Brothers, Sonny Rollins, and Louis Prima. We also represent contemporary writer-performers such as Snoop Dogg, Sheryl Crow, and Killer Mike. Our roster of active songwriters, including Ali Tamposi, Jamie Hartman, Oak Felder, and Steph Jones, has contributed to hit songs performed by the likes of Ariana Grande, Sabrina Carpenter, SZA, Dua Lipa and more.

Our Recorded Music business contributed approximately $52 million to our revenues for the year ended March 31, 2026, representing approximately 29% of our revenues. The Recorded Music business includes Chrysalis Records LTD (“Chrysalis Records”), Tommy Boy Music (“Tommy Boy”) and Reservoir Recordings, which markets and distributes a variety of the Company’s recorded assets, including labels such as Philly Groove Records, Amherst Records, AVCO Records, Jamdown Records, Off Road Records, Easy Street Records and New State Music. Together this label division represents recordings by artists including De La Soul, Queen Latifah, The Delfonics, Sinéad O’Connor, Coolio, Louis Prima and The Spinners, among others.

Recent Developments

On March 4, 2026, we announced that the Company’s Board of Directors (the “Board”) formed a special committee of independent and disinterested directors of the Board (the “Special Committee”) to evaluate (i) an unsolicited, non-binding, and conditional indication of interest received on February 12, 2026, from the Company’s shareholder, Irenic Capital Management LP (“Irenic”), pursuant to which Irenic proposes to acquire all of the Company’s outstanding equity at a price of between $10.00 and $11.00 per share in cash, and (ii) an unsolicited, preliminary non-binding proposal received on March 3, 2026 from two of the Company’s shareholders, Richmond Hill Investment Co. LP (“Richmond Hill”) and Wesbild, Inc. (“Wesbild” and, together with Richmond Hill, “Wesbild/Richmond”), pursuant to which Wesbild/Richmond proposes to acquire all of the outstanding shares of common stock of the Company that are not already owned by Wesbild/Richmond at a price of $10.50 per share in cash (together, the “Proposals”). On May 1, 2026, we announced that the Special Committee engaged Morgan Stanley & Co. LLC as its financial advisor and Wachtell, Lipton, Rosen & Katz as its legal counsel in connection with the Special Committee’s evaluation of the Proposals. There can be no assurance that any definitive agreement will result from either of the Proposals or that any transaction will be consummated with Irenic, Richmond Hill, Wesbild or any other party.

Our History

Established in 2007, we are an active music company that owns and administers rights, and our strategy has been to scale our business through both strategic catalog acquisitions and long-term ownership of rights.

In 2010, we acquired TVT Music Publishing, which included rap, hip – hop and pop music of the 1990s and 2000s. We then acquired Philly Groove Records, which included our first recorded music assets and additional publishing hits, including the Delfonics’ “Ready or Not Here I Come (Can’t Hide From Love),” which has been covered by artists ranging from The Fugees to Missy Elliot.

In 2012, we acquired Reverb Music and its roster of active songwriters, diversifying holdings in the United Kingdom (“U.K.”) and adding film and television music. We also acquired the FS Media collection of catalogs in 2014, adding the catalogs of Sheryl Crow, John Denver, Billy Strayhorn, Evanescence and Creed, among others.

In 2015, we expanded our catalog of film music with Hans Zimmer’s portfolio of film scores dating back to 1989’s Driving Miss Daisy and including The Lion King, Gladiator, and the Dark Knight franchise, among others. In 2020, we created a frontline film production music investment initiative with Atlantic Screen Group. In 2022, we invested in the royalty streams of Henry Jackman’s portfolio of film scores, which included those from the Captain America, Jumanji and Kingsman franchises.

We acquired London-based Blue Raincoat Music Ltd and its label platform Chrysalis Records in 2019, thereby adding recorded music operations to our business, as well as the sound recordings of Sinéad O’Connor, The Specials, Generation X, and The Waterboys.

Our 2020 acquisitions of Hearts Bluff and Shapiro Bernstein brought titles from the likes of Elvis, Kool & the Gang, Garth Brooks and Roy Orbison, as well as titles from the turn of the century to our portfolio. Additionally, through more individual or estate acquisitions over the last five years, we have added catalogs from luminaries such as Miles Davis, Sonny Rollins, Louis Prima, Bob Crewe, Mannie Fresh, Alabama, Fred Rister and many others.

In 2021, we acquired United States (“U.S.”) based record label Tommy Boy, which gave us ownership over recordings by hip-hop artists whose careers launched via the label, including Queen Latifah, Afrika Bambaataa, Digital Underground, Coolio, De La Soul, House of Pain and Naughty By Nature.

We have continued to grow through acquisitions, including the publishing catalog of Lastrada Entertainment, U.K. dance and electronic label New State, assets from independent record label Fool’s Gold Records, recordings by the Marshall Tucker Band, and more. We have also established Reservoir Recordings to market and distribute a variety of the Company’s recorded assets.

With a focus on being a full-service music company, we strategically expanded to include management services through Big Life Management and Blue Raincoat Artists in the U.K. In tandem with this diversification, we have concentrated on markets that we expect to represent much of the future growth in the music industry. To this end, we acquired a controlling stake in PopArabia in January 2020 with a focus on signing artists, acquiring catalogs and establishing a rights management company in the Middle East and North Africa (“MENA”) region. In 2025, we launched a new subsidiary, PopIndia, based in Mumbai, India.

During the previous five years, we have deployed and committed over $600 million in capital through the acquisitions, frontline deals and other initiatives outlined above.

Industry Overview

The global music entertainment industry has experienced significant growth. Within the larger music entertainment space, we believe the music publishing and recorded music segments are thriving.

Streaming, particularly paid subscription streaming, was a key driver for industry growth in 2025. According to the International Federation of the Phonographic Industry (“IFPI”), streaming’s share of global recorded music revenues was 69.6% in 2025, surpassing $22 billion. Additionally, subscription streaming revenues grew by 8.8% in 2025, representing approximately $16.6 billion or 52.4% of global recorded music revenues. This growth has been driven by an increase in subscribers and usage alike, as well as price increases. The total number of music subscribers globally grew by approximately 11.3% to 837 million in 2025, up from 752 million in 2024.

Streaming growth in emerging markets is having an outsized impact on the industry and global recorded music revenues. The IFPI reports that China overtook Germany to become the fourth largest recorded music market and increased revenues by 20.1% in 2025, making it the fastest growing market in the top 20 this past year. MENA, as a region, was the second fastest growing region in 2025 at 15.2% increase in revenues, with streaming accounting for 97.5% of that revenue. Sub-Saharan Africa also grew by 15.2%, with revenues surpassing $120 million for the first time.

Beyond growth in paying subscribers, we believe recent developments suggest that streaming pricing may have room for further optimization. In February 2026, Amazon Music raised prices for its Music Unlimited subscribers in the U.S. and U.K., following price increases in 2023. In February 2026, Spotify increased prices for U.S. premium subscribers. The increase marks Spotify’s third increase in three years. In 2024, Spotify increased prices for U.S. premium subscribers, following previous price raises in 2023 in 65 countries for the individual, duo, family and student plans. YouTube and Deezer have not increased prices since 2023, and Apple last raised prices of its individual and family plans in the U.S. in 2022.

Data across industry reports demonstrates the increasing importance of emerging markets and non-English content, an area in which we have made investments, including in India and MENA. In the Music in the Air 2025 report, Goldman Sachs estimated that emerging markets will contribute to 75% of net streaming subscriber additions by 2035. Luminate also reported that while the U.S., Mexico, Brazil, and Germany account for nearly half (48.9%) of all global premium streams, other markets continue to make gains. Notably, India, which is predominantly an ad-supported market (84%), grew its premium streams by 42% this year. Additionally, Latin America converted to premium streams at the highest rate (nearly 4%) with Mexico driving that rate. In their 2025 Loud & Clear report, Spotify noted that the artists who generated at least $500,000 on the platform represented 75 different countries, up from 66 in 2024. Additionally, in 2025, songs in 16 different languages reached Spotify’s Global Top 50, which is more than double the number in 2020.

The traditional music revenue sources of live music, touring and physical sales continue to be robust. Physical sales rebounded in 2025, with revenues growing by 8.0%, accounting for $5.3 billion in revenue, according to the IFPI. According to the IFPI, the recorded music industry experienced an eleventh consecutive year of growth in 2025, up 6.4% to $31.7 billion.

In addition to their noted popularity with consumers, music monetization platforms are now proactively engaging with the music entertainment industry to properly compensate rightsholders for music use. For example, Reservoir has direct licensing agreements with platforms including TikTok, Meta and Snap. These music monetization platforms now fit into the broader music entertainment industry licensing landscape and have helped expand access to and listenership of music globally.

Regulatory Environment and Trends

Increased government intervention to curb piracy and improve monetization rates for content owners helps secure the future of the industry. We currently expect government interventions in the U.S. and the European Union (“EU”) to result in additional increased revenues for the music entertainment industry, at least in the near-term.

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

Copyright Royalty Board (the “CRB”). The CRB oversees rate courts and publishing royalty rate setting. Historically, the CRB’s issuing of updated royalty rates and terms favoring publishers has been contentious for other stakeholders in the industry (i.e., digital service providers or recorded music companies), whose share of the pie would lessen with increased publishing royalties. As a result, they have appealed recent increases, causing the payment of updated higher royalties to publishers to be delayed at various times. The publishing industry and its advocacy organizations have in turn fought these appeals. Publishers are currently awaiting true-ups from the 2018-2022 increased rate. During 2022, The National Music Publishers’ Association (“NMPA”), the Nashville Songwriters Association International and the Digital Media Association announced a settlement regarding the U.S. mechanical streaming royalty rates for 2023-2027. In December 2022, the CRB published final regulations adopting those headline rates, which escalate from 15.15% of total revenue in 2023 to 15.20% in 2024 and then a half of a tenth of a percentage point increases in each of the next three years, peaking at 15.35% in 2027. This settlement changed other key factors in U.S. mechanical streaming rates, including increases to per-subscriber minimums and Total Content Costs (“TCC”). In 2026, the CRB began its Phonorecord V rate-setting proceeding, which will determine rates for 2028-2032.

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

There is currently no comprehensive federal legislation or regulations in the U.S. to regulate AI. However, in the 2025 legislative session, all 50 states, Puerto Rico, the Virgin Islands, and Washington, D.C., introduced legislation on this topic. Additionally, 38 states adopted or enacted approximately 100 measures this year. One example of prospective federal legislation, initially introduced in November 2024, is the Transparency and Responsibility for Artificial Intelligence Networks Act (TRAIN Act), backed by numerous music industry groups, including the three major music companies, Sony Music Entertainment, Universal Music Group and Warner Music Group. As of January 2026, the TRAIN Act has been reintroduced in the Senate and introduced for the first time in the House of Representatives. Among other propositions, the law would require AI developers to disclose the materials they used to train their AI models. Separately, the Content Origin Protection and Integrity from Edited and Deepfaked Media Act (COPIED Act) was also initially introduced in 2024 and reintroduced in 2025. The COPIED Act would, if enacted, make it unlawful to use copyrighted works to train AI without permission.

Music Publishing

Music Publishing Industry Overview

The music publishing industry involves the identification and development of songwriters to create, market and promote compositions, as well as licensing and acquisition of rights in musical compositions from content owners, such as publishers, songwriters, composers and other rightsholders. Music & Copyright classifies music publishing revenues based on four main royalty sources: digital, performance, synchronization and mechanical. According to Music & Copyright, the global music publishing industry generated $10.8 billion in revenue in 2025, a greater than 9% increase from $9.9 billion in 2024.

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

Reservoir’s Music Publishing Business

The operations of our Music Publishing business are conducted through all of our offices, as well as various subsidiaries and sub-publishers. We own or control rights to a vast collection of compositions, including numerous pop hits, American standards, and motion picture and theatrical compositions. Our award-winning catalog boasts a diverse range of genres, including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative and gospel.

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

Composers’ and Songwriters’ Contracts

We derive our rights through contracts with composers, songwriters or their heirs, and third-party music publishers. In some instances, those contracts grant up to either 100% or some lesser percentage of copyright ownership in musical compositions and/or administration rights. In other instances, those contracts only convey to us rights to administer musical compositions for a period of time without conveying a copyright ownership interest. Our contracts grant us exclusive use rights in the jurisdictions concerned excepting any pre-existing arrangements. Many of our contracts grant us rights on a global basis. We customarily possess administration rights for every musical composition created by the songwriter or composer during the exclusive term of the contract.

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

Recorded Music

Recorded Music Industry Overview

The recorded music industry involves the identification and development of artists to create, market and promote recordings (i.e., a specific recording of a composition). According to the IFPI, the recorded music industry generated $31.7 billion of revenue globally in 2025, reflecting year-over-year growth of 6.4%.

Royalties & Revenue Generation

As with Music Publishing, the Recorded Music business also generates royalties but for the use of sound recordings, including digital, physical, synchronization and performance rights. Digital formats include streaming, downloads and the ongoing proliferation of access points like video gaming and social media. Physical formats include CDs, vinyl albums and cassettes. Synchronization royalties stem from the use of the musical composition in combination with visual images. In Recorded Music, public performance royalties are known as neighboring rights and are generated through broadcast of music on television, radio and cable and in public spaces such as shops, workplaces, restaurants, bars and clubs. Throughout the world, collection societies in various territories collect royalties from neighboring rights to be distributed to artists, record labels and other sound recordings rights holders.

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

Sales, Distribution & Royalties

We generate revenues from the new releases of frontline artists and our recording catalog. We also actively repackage music from our catalog to form new products. The distribution of these products is handled by a network of partners that includes Proper, Alliance and MERLIN. Through this distribution network, our music is marketed, distributed and sold to retail and wholesale distributors, various distribution centers and ventures operating internationally, and digital partners, including streaming services. We distribute select recordings and video products, including the Tommy Boy catalog, directly to digital music services through licenses we secure via our membership with MERLIN. MERLIN is one of the top global digital rights agencies in the world, negotiating licenses on behalf of many independent record labels, distributors and other music rightsholders.

In connection with the digital distribution of our music, we currently partner with a broad range of digital music services, such as Amazon, Apple, Deezer, Spotify, SoundCloud, Tencent Music Entertainment Group and YouTube; radio services, such as iHeart Radio, Pandora and SiriusXM; fitness platforms, such as Apple Fitness+, Equinox, and Peloton; and social media outlets, such as Facebook, Instagram, Snapchat and TikTok. We are actively seeking to further develop and grow our digital business.

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

We or our distributor will enter into license agreements with digital music services to make our music available for access in digital formats, such as streaming and downloads. We then provide digital assets for our music to these services in an accessible form. License agreements with these services establish our fees for the distribution of our music, which vary based on the service. We typically receive accounting from these services on a monthly basis, detailing the distribution activity, with payments rendered on a monthly basis. Since the emergence of digital formats, our business has become less seasonal in nature.

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

Recording Artists’ Contracts

Our recording artists’ contracts define the commercial relationship between our recording artists and our record labels. In accordance with the terms of the recording artists’ contracts, the recording artists receive royalties based on sales and other uses of their music. For recordings that we acquire as part of a catalog acquisition, we do not have the ability to negotiate these recording artists’ contracts, and as a result, we step into the position of the previous catalog owner, which typically grant us ownership for the duration of copyright. For our frontline recording artists’ we negotiate recording contracts with recording artists that define our rights to use the recording artists’ music. We customarily provide up-front payments to frontline recording artists, called “advances,” which are recoupable by us from future amounts otherwise payable to such recording artists. We typically structure agreements with new frontline artists as net profit deals, whereby the artist receives a portion of the net profits after deducting all costs from the gross revenue.

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

Our Competitive Strengths

Value Enhancement

Our global synchronization team is dedicated to marketing and licensing our music for use in films, trailers, television content, advertisements and video games. For the year ended March 31, 2026, synchronization accounted for 13% of our total revenues. Digital licensing covers platforms that extend from social media, background music, and home fitness to music education and music therapy. We currently expect our team’s active pursuit of these distribution opportunities to enhance the value of the intellectual property and bring in new revenue streams to our songwriters and artists over time.

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

Well-Positioned to Capitalize on the Growth of the International Music Industry Driven by Streaming

In its 2026 Global Music Report, the IFPI reported that global recorded music industry revenues grew 6.4% in 2025, marking an eleventh consecutive year of growth. That growth was driven by streaming revenue, which grew 7.7% overall. In particular, in 2025 paid subscription accounts rose to 837 million users, which accounted for approximately $16.6 billion in revenue, an increase of 8.8% year-over-year, and represented over 52.4% of total global recorded music revenues.

Emerging Markets Presence and Investments in Local Content

According to the IFPI, every region the organization monitors grew recorded music revenue year-over-year in 2025, with four regions reporting double digit gains. Notably, the fastest growing region was Latin America with a 17.1% recorded music revenue increase for 2025, while China posted the fastest growth for an individual market, with recorded music revenue growth of 20.1%. MENA was the second fastest growing region with recorded music revenues increasing by 15.2% in 2025. We believe Reservoir’s stake in PopArabia has put us in the position to capture growth in MENA. Since our PopArabia investment, we have signed artists and acquired catalogs from India and the MENA region, ranging from indie tastemakers like Zeid Hamdan to regional superstars like Mohamed Ramadan and Nancy Ajram. We have also established the PopArabia subsidiary ESMAA, which is a United Arab Emirates-based rights management entity working with global music rights organizations, music publishers, songwriters, record labels and artists to ensure their music and rights are fully administered and licensed in the region. In addition, in 2025, we established a subsidiary, PopIndia based in Mumbai, India. As a full-service music company, PopIndia is focused on signing and developing regional talent and acquiring catalogs across publishing and recorded music.

We continue to be focused on acquiring and developing music content in the emerging markets to capture the higher expected growth in such regions and diversify our catalog with both global and regional content.

Experienced Leadership Team

The Reservoir team is experienced in the music entertainment business, with a firm commitment to executing on its strategy. Reservoir has sustained no executive management turnover since inception, resulting in a team with long-term cohesion and a strong incentivization to further scale the business and increase shareholder value.

Advocacy & Educational Efforts

Advocating for our creators is important to our business. We have Board representation at leading industry non-profits across the globe, including MusiCares, Songwriters Hall of Fame, Silkroad, the NMPA, the MLC, International Confederation of Music Publishers (“ICMP”), and the IMPF, where we lead the charge on advocating for songwriter rights, artist rights and fair compensation.

In addition, Reservoir also supports educational initiatives focused on providing insights on the music industry and preserving the legacies of creators, so their music resonates for generations to come. These initiatives include Founder and Chief Executive Officer Golnar Khosrowshahi or other staff speaking at Columbia Business School, Oxford University, New York University and Syracuse University.

Our Growth Strategies

Strategic Acquisitions

Asset and company acquisitions have been our path to growth since inception. We plan to continue to execute on our disciplined approach to acquisition strategy of acquiring high-quality copyrights and recordings, including executing transactions on an off-market basis at an attractive return and capitalizing on upside potential with our value enhancement capabilities.

Active Songwriter and Artist Roster

We plan to continue expanding our active songwriter and artist roster. Our creative services, the existing roster and our value enhancement platform all contribute to our ability to attract clients across genres and maintain our status as a trusted global partner. We remain focused on unique talent that represents diversity across a variety of genres and sounds. We also partner with our talent to create new music, some of which tops the biggest music charts, helping to grow our presence in the contemporary music marketplace and achieve increased market share.

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

Creative Partnership

Our staff has experience identifying and contracting with songwriters and recording artists who are capable of both producing immediate hits and the market potential for longevity and lasting impact. To that end we offer tailored creative support and resources across our music publishing and recorded music frontline creators, helping to achieve commercial and critical success.

In addition to supporting frontline creators, our creative team also identifies catalog opportunities, developing relationships with creators who have ceased releasing new music or with their estates. The team offers bespoke services to support the success of those catalogs, which often continue to appeal to audiences long after creators stop releasing new music. We endeavor to maximize the value of our composition and recorded music catalog through innovative marketing initiatives. For recorded music, we also use our catalog as a source of material to curate re-releases, compilations, box sets and special package releases, which provide consumers with incremental exposure to familiar music and recording artists.

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

For our Music Publishing business, our goal is to promote our songwriters’ interest in their music, enhance the value of those copyrights and promote their work and legacies as creators. Our goal for our Recorded Music business is to set up new frontline releases from emerging and established acts for success, while furthering the success of catalog releases and legacy artists. With experience across music publishing and recorded music, our marketing team executes long-term campaigns and adapts quickly to changes in the marketplace. In addition, our synchronization team adds value to our songwriters’ and recording artists’ music by marketing and licensing it for use in films, trailers, television content, advertisements and video games.

Global Reach and Local Expertise

Our team is distributed across our offices from Los Angeles to Mumbai and operates as a global team. The size of our team allows us to be nimble, and the geographic distribution enables us to look at music through a culturally relevant lens, as necessitated by different regions.

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

The music publishing industry is highly competitive and dominated by three companies. Sony Music Publishing, Universal Music Publishing Group and Warner Chappell Music account for a significant majority of global music publishing revenues with many smaller participants, including individual songwriters who self-publish their work, accounting for the remainder of global music publishing revenues.

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

The term of copyright in the U.K. and in the EU for musical compositions in all member states lasts for the life of the author plus 70 years.

In the EU, the term of copyright for sound recordings lasts for 70 years from the date of release for sound recordings that were still in copyright on November 1, 2013 and lasts for 50 years from date of release for sound recordings for which the copyright had expired by that date. The EU also harmonized the copyright term for joint musical works. In the case of a musical composition with words that is protected by copyright on or after November 1, 2013, the member states of the EU are required to calculate the life of the author plus 70 years term from the date of death of the last surviving author of the lyrics and the composer of the musical composition, provided that both contributions were specifically created for the musical composition.

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

Technological changes have focused attention on the need for new legislation that will adequately protect the rights of creators. We actively lobby in favor of industry efforts to increase copyright protection and support the efforts of organizations, such as the Recording Industry Association of America, the IFPI, the NMPA, the ICMP and the World Intellectual Property Organization.

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

Human Capital Resources

As of March 31, 2026, we employed approximately 100 persons worldwide, including temporary and part-time employees. As of March 31, 2026, none of our employees in the U.S. were subject to a collective bargaining agreement, although certain employees within our non-domestic subsidiaries were covered by national labor agreements.

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

We are dependent on signing and retaining songwriters who will write the hit songs of today and the classics of tomorrow. We are also dependent on identifying, signing and retaining recording artists with long – term potential, whose debut music is well received on release, whose subsequent music is anticipated by consumers and whose music will continue to generate sales as part of our catalog for years to come. The competition among music publishing and record companies for such talent is intense. Competition among music publishing and record companies to sell and otherwise market and promote music is also intense. Our competitive position is dependent on our continuing ability to attract and develop songwriters and recording artists whose work can achieve a high degree of public acceptance and who can timely deliver their music to us. Our prospects and financial results may be adversely affected if we are unable to identify, sign and retain such songwriters and recording artists under terms that are economically attractive to us because our prospects and financial results are generally affected by the appeal of our music publishing and recorded music catalogs to consumers.

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

We are a global company with strong local presences, which have become increasingly important as the popularity of music originating from a country’s own language and culture has increased in recent years. Our mix of national and international songwriters and recording artists is designed to provide a significant degree of diversification. However, our music does not necessarily enjoy universal appeal and, if it does not continue to appeal in various countries, our results of operations could be adversely impacted. As a result, our results of operations can be affected not only by general industry trends, but also by trends, developments or other events in individual countries, including:

●	limited legal protection and enforcement of intellectual property rights;
●	restrictions on the repatriation of capital;
●	fluctuations in interest rates and foreign exchange rates;
●	differences and unexpected changes in regulatory environment, including environmental, health and safety, local planning, zoning and labor laws, rules and regulations;
●	varying tax regimes which could adversely affect our results of operations or cash flows, including regulations relating to transfer pricing and withholding taxes on remittances and other payments by subsidiaries and joint ventures;
●	exposure to different legal standards and enforcement mechanisms and the associated cost of compliance;
●	difficulties in attracting and retaining qualified management and employees or rationalizing our workforce;
●	the impact of tariffs imposed or threatened by the U.S. or foreign governments, duties, export controls and other trade barriers;
●	global economic and retail environment;
●	longer accounts receivable settlement cycles and difficulties in collecting accounts receivable;
●	recessionary trends, inflation and instability of the financial markets; and
●	armed conflicts or political instability, including ongoing conflicts in the Middle East and Ukraine.

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

Any future outbreak of contagious disease or other widespread natural disaster or prolonged geopolitical conflict could materially and adversely affect our business, cash flows, financial condition and results of operations.

A future pandemic could have an adverse effect on our business, cash flows, financial condition and results of operations. An outbreak of contagious disease, pandemic or other widespread natural disaster or prolonged geopolitical conflict could suspend live concert tours, adversely impacting our concert promotion business and its sale of tour merchandise and make it more difficult for artists to engage in marketing efforts around the release of their new recordings. It could delay the release of new recordings by impeding the types of collaboration among artists, songwriters, producers, musicians, engineers and studios which are necessary for the delivery of those recordings. The cessation or significant delay in the production of motion pictures and television programs could negatively affect synchronization revenue in our Music Publishing business and licensing revenue in our Recorded Music business.

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

Our management previously determined that material weaknesses existed in our ICFR while preparing our consolidated financial statements as of March 31, 2025, 2024 and 2023. Our management has also evaluated the effectiveness of our disclosure controls and procedures and determined in prior fiscal years that our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses identified in prior fiscal years relate to an ineffective control environment due to improper segregation of duties and a lack of qualified personnel to address certain complex accounting transactions and an ineffective risk assessment process resulting in improper design of control activities to address certain risks of material misstatement.

Matters impacting our ICFR may in the future cause us to be unable to report our consolidated financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable Nasdaq listing rules, which may result in a breach of the covenants under our $550 million senior secured revolving credit facility (the “Senior Credit Facility”) or future financing arrangements. There also could be a negative reaction in the financial markets due to a loss of investor confidence and the reliability of our consolidated financial statements. Confidence in the reliability of our consolidated financial statements could also suffer if we report a material weakness in our ICFR in the future. This could materially adversely affect our business, cash flows, financial condition and results of operations and lead to a decline in the market price of our Common Stock and Warrants.

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

We are aware of a number of judicial decisions and legislative proposals that could bring about major reforms in worker classification. Although we believe that the songwriters and recording artists with which we partner are properly characterized as independent contractors, tax or other regulatory authorities may in the future challenge our characterization of these relationships. If such regulatory authorities or state, federal or foreign courts were to determine that our songwriters and recording artists are employees, and not independent contractors, we would be required to withhold income taxes, to withhold and pay Social Security, Medicare and similar taxes and to pay unemployment and other related payroll taxes. We would also be liable for unpaid past taxes and subject to penalties. As a result, any determination that our songwriters and recording artists are our employees could have a material adverse effect on our business, cash flows, financial condition and results of operations.

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

In addition, the need to maintain the corporate infrastructure demanded of a public company may also divert management’s attention from implementing our business strategy, which could prevent us from improving our business, financial condition, cash flows and results of operations. We have made, and will continue to make, changes to our internal control over financial reporting, including information technology controls, and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures that we take may not be sufficient to satisfy our obligations as a public company. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition, cash flows and results of operations. In addition, we cannot predict or estimate the amount of additional costs we may incur to comply with these requirements. We anticipate that these costs will continue to increase our administration expenses, particularly our legal, accounting and financial compliance costs as a result of our loss of “emerging growth company” status and our compliance with the additional requirements that we were previously exempt from as an “emerging growth company” including the requirement to include our independent registered public accounting firm’s attestation report on ICFR.

Our substantial indebtedness could adversely affect our business, cash flows, financial condition and results of operations.

We are borrowers under the Senior Credit Facility, which has a revolving credit commitment to $550 million and is scheduled to mature in December 2027.

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

A substantial portion of our revenue comes from the distribution of music, which is potentially subject to unauthorized consumer copying and widespread digital dissemination without an economic return to us, including as a result of “stream- ripping.” In its Global Music Report 2025, the IFPI noted the danger of “streaming manipulation,” a process by which bad actors upload tracks to digital music services that are produced using generative AI tools and then use “bots” to generate artificial streams of those tracks, which ultimately diverts royalties from legitimate copyright holders. Organized industrial piracy may also lead to decreased revenues. The impact of digital piracy on legitimate music revenues and subscriptions is hard to quantify, but we believe that illegal file sharing and other forms of unauthorized activity, including streaming manipulation, have a substantial negative impact on music revenues.

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

As with many technological innovations, AI, including generative AI, and machine learning technologies, also presents additional risks and challenges that could affect our business. AI and machine learning technologies are complex and rapidly evolving and the potential for AI-generated music, vocals, lyrics and other derivative works has also introduced new challenges for protecting our intellectual property and other rights of our artists and songwriters. In addition, the increasing availability of widely accessible AI tools has made it easier for third parties to generate, distribute and monetize synthetic or AI-generated content that may imitate or replicate the style, voice or other distinctive attributes of our artists. Along with a rapidly evolving and uncertain legal and regulatory environment in the U.S. and internationally, these challenges include new forms of intellectual property infringement through the unauthorized reproduction of copyrighted works and the name, images, likeness and voices of our artists and songwriters to “train” AI applications and to create unauthorized derivative works. This issue is the subject of litigation in the U.S. If third parties are legally permitted to use our copyrighted materials without our consent to train an AI model that could create vast quantities of new musical works to compete with and dilute the impact of our copy protected material on digital music services or other distribution platforms, it could have a significant adverse effect on our business.

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

We maintain security measures with respect to such information, but despite these measures, such information may still be vulnerable to security breaches by computer hackers and others that attempt to penetrate the security measures that we have in place. A compromise of our security systems (through cyber-attacks, which are rapidly evolving and sophisticated or otherwise) that results in personal information being obtained by unauthorized persons or other bad actors could materially adversely affect our reputation with our customers, potential customers, employees, artists and vendors, as well as our business, cash flows, financial condition and results of operations, and could result in litigation against us or the imposition of governmental penalties. Unauthorized persons have also attempted to redirect payments to or from us. If any such attempt were successful, we could lose and fail to recover the redirected funds, which loss could be material. The increasing sophistication and resources of cyber criminals make it difficult to keep up with new threats and could result in a breach of security. For example, AI tools, including generative AI models and machine learning, develop rapidly, and threat actors use them to identify currently unknown vulnerabilities and create sophisticated attack methods that are increasingly automated, coordinated and more difficult to defend against. This may necessitate has necessitated and may in the future necessitate ongoing enhancements to our cybersecurity systems and infrastructure. We may also be subject to cyber-attacks that target our music, including not-yet-released music. The theft and premature release of this music may adversely affect our reputation with current and potential artists and adversely impact our business, cash flows, financial condition and results of operations. In addition, a security breach could require that we expend significant additional resources related to our information security systems and could result in a disruption of our business operations.

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

We engage in a wide array of online activities globally and are thus subject to a broad range of related laws and regulations including, for example, those relating to privacy, consumer protection, data retention and data protection, online behavioral advertising, geo-location tracking, text messaging, e-mail advertising, mobile advertising, content regulation, defamation, age verification, the protection of children online, social media, AI, and other Internet, mobile and online-related prohibitions and restrictions. The regulatory framework for privacy and data security issues worldwide has become increasingly burdensome and complex, and is likely to continue to be so for the foreseeable future. Practices regarding the collection, use, storage, transmission, security and disclosure of personal information by companies operating over the Internet and mobile platforms are receiving ever-increasing public and governmental scrutiny.

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

As of March 31, 2026, our outstanding Warrants included 5,750,000 publicly-traded warrants (the “Public Warrants”), which were issued during ROCC’s initial public offering on December 15, 2020, and 137,500 warrants sold in a private placement to ROCC’s sponsor (the “Private Warrants”). Each whole Warrant entitles the registered holder to purchase one whole share of Common Stock at a price of $11.50 per share. To the extent such Warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants may be exercised could adversely affect the prevailing market price of our Common Stock.

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

Stockholder activism or unsolicited acquisition proposals could disrupt our business, divert management’s attention and adversely affect our ability to execute our long-term strategy.

Activist investors may from time to time threaten or commence proxy contests, “vote no” campaigns, or take other actions, including advancing shareholder proposals, or otherwise attempting to effect changes and assert influence over our Board and management and the Company may, from time to time, receive unsolicited acquisition proposals. For example, in February 2026, Irenic submitted a non-binding indication of interest to acquire all of our outstanding common equity. In March 2026, the Company received a separate non-binding proposal from Wesbild/Richmond.

Responding to activist shareholders or unsolicited acquisition proposals can be costly and time-consuming and may significantly divert the time and attention of our Board and management team from executing our business strategy, as well as generate substantial legal, advisory, and public relations costs.

If an unsolicited acquisition proposal were to result in a transaction, we may not realize the long-term value of our strategic plan as a standalone public company. Alternatively, actual or perceived stockholder activism or the perception that the Company may be involved in a potential transaction could cause significant volatility in the market price of our Common Stock. Any of these factors could materially adversely affect our business, cash flows, financial condition and results of operations.

As of March 31, 2026, we no longer qualify as an emerging growth company, but remain a smaller reporting company, which permits us to continue to take advantage of certain scaled disclosure requirements, and we cannot be certain if our use of such scaled disclosure requirements will make our Common Stock or Warrants less attractive to investors which may result in a less active trading market for our Common Stock or Warrants.

As of March 31, 2026 (the last day of the fiscal year following the fifth anniversary of our initial public offering), we ceased to be an emerging growth company, as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). As a result, we are no longer able to rely on certain exemptions from various reporting and governance requirements that were previously available to us, including the exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we were not subject to the same new or revised accounting standards as other public companies during the period we were an emerging growth company. As a result, our financial statements while we were an emerging growth company may not be comparable to companies that complied with new or revised accounting pronouncements as of public company effective dates.

Because the worldwide market value of our common stock held by non-affiliates, or “public float”, is below $250 million, we continue to qualify as a “smaller reporting company” as defined under the Exchange Act. As a “smaller reporting company,” this allows us to take advantage of many of the same scaled disclosure requirements available to emerging growth companies, including scaled executive compensation disclosures. We have elected to utilize the accommodations available to smaller reporting companies. Until we cease to be a smaller reporting company, the scaled disclosure in our SEC filings will result in less information about our company being available than for public companies that are not smaller reporting companies.

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

Our cybersecurity risk program is integrated into our overall enterprise risk management assessment, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program. Internally, the CISO coordinates oversight of reviewing security alerts, identifying and monitoring ongoing and potential cybersecurity threats, evaluating strategic business impacts of cybersecurity threats and developing programs and initiatives to educate our employees regarding cybersecurity. The CISO also manages our Incident Response Team, which includes a team comprised of executives from various cross – functional management teams, internal technical support roles and external third – party service providers. The Incident Response Team will analyze and, as necessary, escalate cybersecurity incidents both internally and with third – party service providers based on type and severity of the specific incident.

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

As of the date of this Form 10-K, the Company is not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition and that are required to be reported in this Form 10-K. However, the sophistication of cyber threats continues to increase, and the preventative actions we have taken and continue to take to reduce the risk of cyber incidents and protect our systems and information may not successfully protect against all cyber incidents. Should any reportable cybersecurity incident arise, our management shall promptly report such matters to our Board of Directors for further action, including regarding the appropriate disclosure in accordance with SEC regulations, mitigation, and other response or actions that the Board of Directors deems appropriate. For more information on how cybersecurity risk may materially affect our business strategy, results of operations, or financial condition, please refer to Item 1A Risk Factors – “If we or our service providers do not maintain the security of information relating to our customers, employees and vendors and our music, security information breaches through cyber security attacks or otherwise could damage our reputation with customers, employees, vendors and artists, and we could incur substantial additional costs, become subject to litigation and our results of operations and financial condition could be adversely affected.”

Item 2.Properties

Our corporate headquarters are located in New York City at 200 Varick Street, Suite 801, New York, NY where we currently lease approximately 12,000 square feet under a lease agreement that expires August 2033. We also occupy other office space domestically in Nashville, Tennessee and Los Angeles, California and occupy office space internationally in Toronto, London, Abu Dhabi, and Mumbai. Many of these sites serve both our reportable business segments and multiple functions across our business.

Our office space is leased under operating leases. We believe that our facilities are adequate to meet our needs for the immediate future and that suitable additional space will be available to accommodate any expansion of our operations as needed.

Item 3.Legal Proceedings

We are subject to claims and contingencies in the ordinary course of business. We believe that losses resulting from these matters that existed at March 31, 2026, if any, would not have a material adverse effect on our business, cash flows, financial condition and results of operations. Even if any particular litigation or claim is not resolved in a manner that is adverse to our interests, such litigation can have a negative impact on us because of defense and settlement costs, diversion of management resources from our business, and other factors. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.

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

On May 19, 2026, there were 15 registered holders of record of our Common Stock. This does not include the number of stockholders who hold our Common Stock through banks, brokers, and other financial institutions.

Dividend Policy

Our ability to pay dividends to Reservoir Media, Inc.’s stockholders is restricted by the Senior Credit Facility. We have not paid any dividends to Reservoir Media, Inc.’s stockholders to date and have no plans to do so in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to potentially repay any indebtedness and, therefore, we do not anticipate paying any cash dividends to Reservoir Media, Inc.’s stockholders in the foreseeable future. Any future determination to pay dividends to Reservoir Media, Inc.’s stockholders will be at the discretion of our Board, subject to compliance with covenants in current and future agreements governing our and our subsidiaries’ indebtedness, and will depend on our results of operations, financial condition, capital requirements and other factors that our Board may deem relevant.

Purchases of Equity Securities

There were no repurchases of common stock during the quarter ended March 31, 2026.

Recent Sales of Unregistered Equity Securities

There have been no other unregistered sales of equity securities during the year ended March 31, 2026, which have not been previously disclosed on a Current Report on Form 8-K.

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

Our fiscal year ends on March 31. Unless otherwise noted, all references to Fiscal 2026 represent the fiscal year ended March 31, 2026 and all references to Fiscal 2025 represent the fiscal year ended March 31, 2025.

Recent Developments

On March 4, 2026, we announced that the Board formed the Special Committee to evaluate the Proposals. On May 1, 2026, we announced that the Special Committee engaged Morgan Stanley & Co. LLC as its financial advisor and Wachtell, Lipton, Rosen & Katz as its legal counsel in connection with the Special Committee’s evaluation of the Proposals. There can be no assurance that any definitive agreement will result from either of the Proposals or that any transaction will be consummated with Irenic, Richmond Hill, Wesbild or any other party.

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

Our recorded music businesses is operated by our label teams based in London and New York City, which release music from our labels Chrysalis Records, Tommy Boy Music, New State and Reservoir Recordings. We primarily manage Catalog recorded music, but we have a small roster of current artists for whom we release new music. We also own income participation interests in recordings by The Isley Brothers, The Commodores, Wisin and Yandel, Alabama and others. Our core Catalog includes recordings under the Chrysalis Records label by artists such as Sinéad O’Connor, The Specials, Generation X and The Waterboys, and De La Soul, recordings under the Tommy Boy label by artists such as Coolio, House of Pain, Naughty By Nature and Queen Latifah, plus select catalog artists on Fool’s Gold Records, which we also distribute.

Our Current Artist and Catalog recorded music distribution is handled by a mix of direct deals, such as with Amazon, Apple, TikTok and YouTube, plus a network of distribution partners, including MERLIN, AMPED and Proper. Chrysalis Records’ current frontline releases are distributed through Secretly Distribution.

Through our distribution network, our music is being sold in physical retail outlets, as well as in physical form to online physical retailers, such as amazon.com, and distributed in digital form to an expanding universe of digital partners, including streaming services such as Amazon, Apple, Deezer, SoundCloud, Spotify, Tencent Music Entertainment Group and YouTube, radio services such as iHeart Radio and SiriusXM, and download services. We also license music digitally to fitness platforms such as Apple Fitness+, Equinox, Hydrow and Peloton and to social media outlets, such as Facebook, Instagram, TikTok and Snap.

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

Results of Operations

Income Statement

Our income statement was comprised of the following amounts (in thousands):

			Fiscal 2026
	Fiscal	Fiscal	vs. Fiscal 2025
	2026	2025	$ Change	% Change
Revenues	$175,664	$158,706	$16,958	11%
Costs and expenses:
Cost of revenue	61,991	57,430	4,561	8%
Amortization and depreciation	30,783	26,299	4,484	17%
Administration expenses	44,659	39,915	4,744	12%
Total costs and expenses	137,434	123,645	13,789	11%

Operating income	38,231	35,061	3,170	9%

Interest expense	(26,452)	(21,883)	(4,569)	21%
Gain on foreign exchange	231	578	(347)	(60)%
Loss on fair value of swaps	(351)	(4,214)	3,863	(92)%
Other (expense) income, net	(504)	330	(834)	NM
Income before income taxes	11,155	9,872	1,283	13%
Income tax expense	3,328	2,141	1,187	55%
Net income	7,827	7,731	96	1%
Net loss attributable to noncontrolling interests	476	19	457	NM
Net income attributable to Reservoir Media, Inc.	$8,303	$7,750	$553	7%

NM – Not meaningful

Revenues

Our revenues were comprised of the following amounts (in thousands):

			Fiscal 2026
	Fiscal	Fiscal	vs. Fiscal 2025
	2026	2025	$ Change	% Change
Revenue by Type
Digital	$64,684	$60,520	$4,163	7%
Performance	23,959	21,090	2,869	14%
Synchronization	19,125	18,227	897	5%
Mechanical	4,206	3,859	347	9%
Other	4,828	3,714	1,114	30%
Total Music Publishing	116,803	107,412	9,390	9%

Digital	36,421	30,738	5,682	18%
Physical	6,071	6,158	(87)	(1)%
Neighboring rights	4,675	4,218	457	11%
Synchronization	4,347	3,136	1,211	39%
Total Recorded Music	51,514	44,250	7,264	16%

Other revenue	7,348	7,043	305	4%
Total Revenue	$175,664	$158,706	$16,958	11%

			Fiscal 2026
	Fiscal	Fiscal	vs. Fiscal 2025
	2026	2025	$ Change	% Change
Revenue by Geographical Location
U.S. Music Publishing	$63,621	$62,187	$1,434	2%
U.S. Recorded Music	27,739	24,388	3,351	14%
U.S. Other Revenue	7,348	7,043	305	4%
Total U.S.	98,709	93,619	5,090	5%
International Music Publishing	53,181	45,225	7,956	18%
International Recorded Music	23,775	19,862	3,913	20%
Total International	76,956	65,087	11,869	18%
Total Revenue	$175,664	$158,706	$16,958	11%

Revenues

Total revenues increased by $16,958 thousand, or 11%, during Fiscal 2026 compared to Fiscal 2025, driven by a 9% increase in Music Publishing revenue and a 16% increase in Recorded Music revenue. Music Publishing revenues represented 66% and 68% of total revenues during Fiscal 2026 and Fiscal 2025, respectively. Recorded Music revenues represented 29% and 28% of total revenues during Fiscal 2026 and Fiscal 2025, respectively. U.S. and international revenues represented 56% and 44% of total revenues, respectively, during Fiscal 2026. U.S. and international revenues represented 59% and 41% of total revenues, respectively, during Fiscal 2025.

Total digital revenues increased by $9,845 thousand, or 11%, during Fiscal 2026 compared to Fiscal 2025. Total digital revenues represented 58% of consolidated revenues during Fiscal 2026 and Fiscal 2025.

Music Publishing revenues increased by $9,390 thousand, or 9%, during Fiscal 2026 compared to Fiscal 2025. This increase in Music Publishing revenue was mainly driven by a $4,163 thousand increase in digital revenue, primarily due to the acquisition of additional music catalogs and continued growth at music streaming services, a $2,869 thousand increase in performance revenue driven by the performance of hit songs, a $1,114 thousand increase in Other revenue primarily attributable to acquired stage rights and an $897 thousand increase in synchronization revenue driven by the timing of licenses.

On a geographic basis, U.S. Music Publishing revenues represented 54% and 58% of total Music Publishing revenues during Fiscal 2026 and Fiscal 2025, respectively. International Music Publishing revenues represented 46% and 42% of total Music Publishing revenues during Fiscal 2026 and Fiscal 2025, respectively.

Recorded Music revenues increased by $7,264 thousand, or 16%, during Fiscal 2026 compared to Fiscal 2025. This increase in Recorded Music revenues was mainly due to a $5,682 thousand increase in digital revenue, primarily due to the acquisition of additional music catalogs and continued growth at music streaming services, partially offset by the non-recurrence of royalty recoveries recognized during Fiscal 2025 related to underreported usage for music catalogs (the “Royalty Recovery”). Additionally, the increase in Recorded Music revenues reflects a $1,211 thousand increase in synchronization revenue driven by the timing of licenses.

On a geographic basis, U.S. Recorded Music revenues represented 54% and 55% of total Recorded Music revenues during Fiscal 2026 and Fiscal 2025, respectively. International Recorded Music revenues represented 46% and 45% of total Recorded Music revenues during Fiscal 2026 and Fiscal 2025, respectively.

Cost of Revenue

Our cost of revenue was comprised of the following amounts (in thousands):

			Fiscal 2026
	Fiscal	Fiscal	vs. Fiscal 2025
	2026	2025	$ Change	% Change
Writer royalties and other publishing costs	$48,470	$45,161	$3,309	7%
Artist royalties and other recorded music costs	13,521	12,269	1,252	10%
Total cost of revenue	$61,991	$57,430	$4,561	8%

Cost of revenue increased by $4,561 thousand, or 8%, during Fiscal 2026 compared Fiscal 2025, primarily as a result of the increase in revenues. Cost of revenue as a percentage of revenues decreased to 35% during Fiscal 2026 from 36% during Fiscal 2025, reflecting decreases in cost of revenue as a percentage of revenue for the Music Publishing and Recorded Music segments.

Writer royalties and other publishing costs for the Music Publishing segment increased by $3,309 thousand, or 7%, during Fiscal 2026 compared to Fiscal 2025, primarily as a result of the increase in Music Publishing revenues. Writer royalties and other publishing costs as a percentage of Music Publishing revenues decreased to 41% during Fiscal 2026 from 42% during Fiscal 2025, driven primarily by the change in the mix of revenues by type and songwriting clients with their specific contractual royalty rates being applied to the revenues.

Artist royalties and other recorded music costs for the Recorded Music segment increased by $1,252 thousand, or 10%, during Fiscal 2026 compared to Fiscal 2025, primarily as a result of the increase in Recorded Music revenues. Artist royalties and other recorded music costs as a percentage of Recorded Music revenues decreased to 26% during Fiscal 2026 from 28% during Fiscal 2025, driven primarily by the change in the mix of revenues by type and songwriting clients with their specific contractual royalty rates being applied to the revenues.

Amortization and Depreciation

Amortization and depreciation expense increased by $4,484 thousand, or 17%, during Fiscal 2026 compared to Fiscal 2025, primarily driven by the acquisition of additional music catalogs.

Administration Expenses

Our administration expenses are comprised of the following amounts (in thousands):

			Fiscal 2026
	Fiscal	Fiscal	vs. Fiscal 2025
	2026	2025	$ Change	% Change
Music Publishing administration expenses	$27,445	$24,907	$2,538	10%
Recorded Music administration expenses	11,129	9,232	1,897	21%
Other administration expenses	6,085	5,777	308	5%
Total administration expenses	$44,659	$39,915	$4,744	12%

Total administration expenses increased by $4,744 thousand, or 12%, during Fiscal 2026 compared to Fiscal 2025, driven by increases in administration expenses in the Music Publishing and Recorded Music segments, as well as an increase in Other administration expenses. This increase also reflects $328 thousand of professional fees and other costs associated with (i) the acquisition of ViralWave Content Consultancy DWC-LLC (“Viral Wave”), which closed in April 2026 (the “Viral Wave Acquisition”), and (ii) the Special Committee (the “Transaction costs”). Expressed as a percentage of revenues, administration expenses were 25% during Fiscal 2026 and Fiscal 2025.

Music Publishing administration expenses increased by $2,538 thousand, or 10%, during Fiscal 2026 compared to Fiscal 2025. Expressed as a percentage of revenues, Music Publishing administration expenses were 23% during each of Fiscal 2026 and Fiscal 2025.

Recorded Music administration expenses increased by $1,897 thousand, or 21%, during Fiscal 2026 compared to Fiscal 2025. Expressed as a percentage of revenue, Recorded Music administration expenses increased to 22% during Fiscal 2026 from 21% during Fiscal 2025, primarily due to investments made in the Recorded Music business to address frontline opportunities, as well as increased compensation and other costs due to inflation.

Other administration expenses increased by $308 thousand, or 5%, during Fiscal 2026 compared to Fiscal 2025, primarily due to selling expenses associated with our artist management business, consisting mostly of manager compensation.

Operating Income

Operating income increased by $3,170 thousand, or 9%, during Fiscal 2026 compared to Fiscal 2025, primarily driven by an increase in revenues, partially offset by an increase in amortization and depreciation and administration expenses. Operating income margin (operating income expressed as a percentage of revenues) was 22% during each of Fiscal 2026 and Fiscal 2025.

Interest Expense

Interest expense increased by $4,569 thousand, or 21% during Fiscal 2026 compared to Fiscal 2025. The increase in interest expense was driven primarily by increased debt balances due to use of funds in acquisitions of music catalogs and writer signings, as well as an increase in effective interest rates. The increase in the Company’s effective interest rates primarily reflects an increase on the portions of its borrowings that are hedged, as its swap contracts in effect during Fiscal 2026 have a higher fixed interest rate than the Company’s previous swap contracts, which were in effect during a portion of Fiscal 2025 until they matured on September 30, 2024.

Gain on Foreign Exchange

Gain on foreign exchange was $231 thousand during Fiscal 2026 compared to $578 thousand during Fiscal 2025. This change was due to fluctuations in the two foreign currencies we are directly exposed to, namely the British pound sterling and the euro.

Loss on Fair Value of Swaps

Loss on fair value of swaps was $351 thousand during Fiscal 2026 compared to $4,214 thousand during Fiscal 2025. This change was due to the marking to market of our interest rate swap hedges. Additionally, the loss during Fiscal 2025 reflects the September 2024 decrease in the Secured Overnight Financing rate (“SOFR”), as well as the time value of the swaps that expired on September 30, 2024.

Other (Expense) Income, Net

Other (expense) income, net during Fiscal 2026 was comprised primarily of the Company’s recognition of its share of losses incurred by equity method investments. Other (expense) income, net during Fiscal 2025 consisted of a $104 thousand gain recorded on the disposal of an equity investment during the period (the “Investment Gain”) and the Company’s share of proceeds related to underreported usage for acquired music catalogs that pertained to periods prior to the Company’s acquisition of the music catalogs, which totaled $823 thousand (the “Recovery Income”). These factors were partially offset by a $500 thousand impairment of an investment (the “Investment Write-down”) and the Company’s share of loss recorded by an equity method investment. See Note 2, “Summary of Significant Accounting Policies – Investments in Equity Affiliates” to the accompanying consolidated financial statements for discussion about the Investment Gain and Investment Write-down.

Income Tax Expense

Income tax expense increased to $3,328 thousand during Fiscal 2026 compared to $2,141 thousand during Fiscal 2025. The increase in income tax expense during Fiscal 2026 was primarily due to an increase of income before income taxes.

The Company’s effective income tax rate during Fiscal 2026 was 29.8% compared to 21.7% during Fiscal 2025. The increase in the effective income tax rate during Fiscal 2026 reflects the non-recurrence of a Fiscal 2025 return to provision reconciliation related to certain international tax liabilities, partially offset by an increase in earnings, which reduced the relative impact of statutory limitations on certain deductions.

Net Income

Net income increased by $96 thousand to $7,827 thousand during Fiscal 2026 compared to $7,731 thousand during Fiscal 2025, driven primarily by a decrease in loss on fair value of swaps and an increase in operating income, partially offset by increases in interest expense and income tax expense.

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

Reconciliation of Operating Income to OIBDA

We use OIBDA as our primary measure of financial performance. The following tables reconcile consolidated operating income to OIBDA and presents OIBDA by segment (in thousands):

	Consolidated
			Fiscal 2026
	Fiscal	Fiscal	vs. Fiscal 2025
	2026	2025	$ Change	% Change
Revenues	$175,664	$158,706	$16,958	11%
Cost of revenue	61,991	57,430	4,561	8%
Administration expenses	44,659	39,915	4,744	12%
OIBDA	69,014	61,360	7,654	12%
Amortization and depreciation	30,783	26,299	4,484	17%
Operating income	$38,231	$35,061	$3,170	9%

OIBDA Margin	39%	39%

	Music Publishing
			Fiscal 2026
	Fiscal	Fiscal	vs. Fiscal 2025
	2026	2025	$ Change	% Change
Revenues	$116,803	$107,412	$9,390	9%
Cost of revenue	48,470	45,161	3,309	7%
Administration expenses	27,445	24,907	2,538	10%
OIBDA	$40,888	$37,345	$3,543	9%

OIBDA Margin	35%	35%

	Recorded Music
			Fiscal 2026
	Fiscal	Fiscal	vs. Fiscal 2025
	2026	2025	$ Change	% Change
Revenues	$51,514	$44,250	$7,264	16%
Cost of revenue	13,521	12,269	1,252	10%
Administration expenses	11,129	9,232	1,897	21%
OIBDA	$26,864	$22,749	$4,115	18%

OIBDA Margin	52%	51%

OIBDA

OIBDA increased by $7,654 thousand, or 12%, during Fiscal 2026 compared to Fiscal 2025, driven by a $3,543 thousand increase in Music Publishing OIBDA and a $4,115 thousand increase in Recorded Music OIBDA. Expressed as a percentage of revenue, OIBDA Margin was 39% during each of Fiscal 2026 and Fiscal 2025.

Music Publishing OIBDA increased by $3,543 thousand, or 9%, during Fiscal 2026 compared to Fiscal 2025, driven primarily by an increase in revenues, partially offset by an increase in administration expenses. Expressed as a percentage of revenue, Music Publishing OIBDA Margin was 35% during each of Fiscal 2026 and Fiscal 2025.

Recorded Music OIBDA increased by $4,115 thousand, or 18% during Fiscal 2026 compared to Fiscal 2025, driven primarily by an increase in revenues, partially offset by an increase in administration expenses. Expressed as a percentage of revenue, Recorded Music OIBDA Margin increased to 52% during Fiscal 2026 from 51% during Fiscal 2025, reflecting an improvement in artist royalties and other recorded music costs as a percentage of Recorded Music revenues.

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

			Fiscal 2026
	Fiscal	Fiscal	vs. Fiscal 2025
	2026	2025	$ Change	% Change
Net income	$7,827	$7,731	$96	1%
Income tax expense	3,328	2,141	1,187	55%
Interest expense	26,452	21,883	4,569	21%
Amortization and depreciation	30,783	26,299	4,484	17%
EBITDA	68,390	58,054	10,336	18%
Gain on foreign exchange(a)	(231)	(578)	347	(60)%
Loss on fair value of swaps(b)	351	4,214	(3,863)	(92)%
Non-cash share-based compensation(c)	4,272	4,385	(114)	(3)%
Transaction costs(d)	328	—	328	NM
Other expense (income), net(e)	504	(330)	834	NM
Adjusted EBITDA	$73,614	$65,745	$7,868	12%

NM – Not meaningful

(a) Reflects the gain on foreign exchange fluctuations.

(b) Reflects the non-cash loss on the mark-to-market of interest rate swaps.

(c) Reflects non-cash stock-based compensation expense related to the Reservoir Media, Inc. 2021 Omnibus Incentive Plan.

(d) Reflects transaction costs incurred in connection with the Viral Wave Acquisition and by the Special Committee.

(e) Reflects the Company’s share of losses recorded by equity method investments during Fiscal 2026. Reflects the Investment Gain and Recovery Income, partially offset by the Investment Write-down and the Company’s share of loss recorded by an equity method investment during Fiscal 2025.

Consolidated Adjusted EBITDA increased by $7,868 thousand, or 12%, during Fiscal 2026 compared to Fiscal 2025, primarily as a result of an increase in revenues, partially offset by an increase in administration expenses.

Liquidity and Capital Resources

Capital Resources

As of March 31, 2026, we had $455,705 thousand of debt (net of $3,123 thousand of deferred financing costs) and $25,927 thousand of cash and equivalents.

Cash Flows

The following table summarizes our historical cash flows (in thousands).

	Fiscal	Fiscal
	2026	2025	$ Change
Cash provided by (used for):
Operating activities	$50,140	$45,279	$4,861
Investing activities	$(104,320)	$(96,719)	$(7,601)
Financing activities	$64,203	$54,518	$9,685

Operating Activities

Cash provided by operating activities was $50,140 thousand during Fiscal 2026 compared to $45,279 thousand during Fiscal 2025. The primary drivers of the $4,861 thousand increase in cash provided by operating activities during Fiscal 2026 as compared to Fiscal 2025 were increases in earnings and cash provided by working capital. The increase in cash provided by working capital was due primarily to the timing of payments of accounts payable and the timing of collections of accounts receivable and royalty advances and recoupments, partially offset by the timing of royalty payments to artists.

Investing Activities

Cash used for investing activities was $104,320 thousand during Fiscal 2026 compared to $96,719 thousand during Fiscal 2025. The increase in cash used for investing activities was primarily due to an increase in acquisitions of music catalogs.

Financing Activities

Cash provided by financing activities was $64,203 thousand during Fiscal 2026 compared to $54,518 thousand during Fiscal 2025. The increase in cash provided by financing activities in Fiscal 2026 reflects an increase in borrowings from the secured line of credit, partially offset by an increase in repayments of the secured line of credit.

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

Existing Debt as of March 31, 2026

As of March 31, 2026, our outstanding debt consisted of $458,828 thousand borrowed under the Senior Credit Facility. As of March 31, 2026, remaining borrowing availability under the Senior Credit Facility was $91,172 thousand.

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

Non-compliance with the fixed charge coverage ratio and consolidated senior debt to library value ratio could result in the lenders, subject to customary cure rights, requiring the immediate payment of all amounts outstanding under the Senior Credit Facility, which could have a material adverse effect on our business, cash flows, financial condition and results of operations. As of March 31, 2026, with a fixed charge coverage ratio of 3.36x and a consolidated senior debt to library value ratio less than 31%, we were in compliance with both of the financial covenants and all non-financial covenants under the Senior Credit Facility.

Interest Rate Swaps

At March 31, 2026, RMM had the following interest rate swaps outstanding, under which it pays a fixed rate and receives a floating interest payment from the counterparty based on SOFR with reference to notional amounts adjusted to match the original scheduled principal repayments pursuant to the Senior Credit Facility (in thousands):

	Notional
	Amount at	Pay Fixed
Effective Date	March 31, 2026	Rate	Maturity
September 30, 2024	$100,000	2.946%	December 2027
September 30, 2024	$50,000	3.961%	December 2027
August 29, 2025	$65,000	3.405%	December 2027

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

Dividends

Our ability to pay dividends to Reservoir Media, Inc.’s shareholders is restricted by covenants in the Senior Credit Facility. We did not pay any dividends to Reservoir Media, Inc.’s shareholders during Fiscal 2026.

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

Contractual and Other Obligations

Firm Commitments

The following table summarizes the Company’s aggregate contractual obligations as of March 31, 2026, and the estimated timing and effect that such obligations are expected to have on liquidity and cash flow in future periods.

	Less Than			After 5
Firm Commitments and Outstanding Debt	1 Year	2-3 Years	4-5 Years	Years	Total

	(in thousands)
Secured line of credit	$—	$458,828	$—	$—	$458,828
Interest on secured line of credit(1)	26,005	18,524	—	—	44,529
Operating leases	1,725	3,392	2,813	2,625	10,555
Artist, songwriter and co-publisher commitments(2)	2,529	2,239	—	—	4,768
Asset acquisition and share purchase acquisition commitments(3)	2,175	255	90	—	2,520
Total firm commitments and outstanding debt	$32,434	$483,238	$2,903	$2,625	$521,200

The following is a description of our firmly committed contractual obligations as of March 31, 2026:

(1)	Interest obligations under the Credit Facility are based on principal amounts outstanding and interest rates in effect as of March 31, 2026. Interest does not include amortization of deferred financing costs or effects of interest rate swaps.
(2)	The Company routinely enters into long-term commitments with songwriters and recording artists for the future delivery of music. Such commitments generally become due only upon delivery or release and Reservoir’s acceptance of future musical compositions by songwriters and publishers or albums from the artists. Because the timing of payment, and even whether payment occurs, is dependent upon the timing of delivery of albums and musical compositions, the timing and amount of payment of these commitments as presented in the above summary can vary significantly.
(3)	The Company routinely enters into asset acquisition agreements, which can have deferred minimum funding commitments and other related obligations, as reflected in the table above.

Critical Accounting Policies and Estimates

We believe that the following accounting policies and estimates involve a high degree of judgment and complexity. Accordingly, these are the policies and estimates we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. See Note 2, “Summary of Significant Accounting Policies” to the accompanying consolidated financial statements for the fiscal years ended March 31, 2026 and 2025, contained in Part II, Item 8 of this Form 10-K for a description of our other significant accounting policies. The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those financial statements and related notes thereto. We believe we have used reasonable estimates and assumptions in preparing the consolidated financial statements. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

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

New Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” to the accompanying consolidated financial statements for the fiscal years ended March 31, 2026 and 2025, contained in Part II, Item 8 of this Form 10-K.

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Reservoir Media, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Reservoir Media, Inc. and subsidiaries (the “Company”) as of March 31, 2026 and 2025, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended March 31, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 28, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition Related to Estimated Music Publishing Royalties – Refer to Notes 2 and 3 to the Financial Statements

Critical Audit Matter Description

The Company recognizes revenue when, or as, control of the promised services or goods is transferred to the Company’s customers, and in an amount that reflects the consideration to which the Company is expected to be entitled in exchange for those services or goods. Music publishing revenues are earned in the form of royalties relating to the licensing of rights in musical compositions and the sale of published sheet music and songbooks and typically involve a single performance obligation. The Company’s arrangements include licenses of intellectual property with consideration in the form of sales- and usage-based royalties. Royalty revenue is recognized when the subsequent sale or usage occurs using the best estimates available of the amounts that will be received by the Company from collecting societies due to the timing difference between content usage and reporting, and the significant assumptions utilized in developing the estimate, such as recent royalties reported, company-specific information with respect to changes in repertoire, industry information and other relevant trends.

We identified the evaluation of revenue recognition related to estimated music publishing royalties as a critical audit matter. This required extensive audit effort due to the complexity of aggregating and validating usage and cash receipt information from multiple collecting societies and required a high degree of auditor judgment when performing audit procedures to evaluate the reasonableness of management’s estimate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s revenue recognition related to estimated music publishing royalties included the following, among others:

●	We tested the effectiveness of internal controls over the Company’s estimates related to music publishing royalty revenue, including the accounting and disclosure of music publishing royalty revenue in the financial statements; we involved our information technology (“IT”) specialists who assisted in testing certain IT application controls and general IT controls used by the Company in its music publishing revenue recognition processes;
●	We recalculated management’s estimate related to music publishing royalty revenue through the use of historical revenue amounts and comparing management’s estimates to industry data;
●	We performed a retrospective review by comparing the prior period estimated music publishing revenue to actual royalty statements received by the Company from collecting societies;
●	We traced cash receipts received by the Company related to balances that were included in the Company’s recorded estimated music publishing revenue. In addition, we independently determined that the complete number of cash receipts for the lag period were included in the Company’s estimated music publishing revenue based upon recurring royalty distribution schedules from collecting societies.

/s/ Deloitte & Touche LLP

New York, New York

May 28, 2026

We have served as the Company’s auditor since 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Reservoir Media, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Reservoir Media, Inc. and subsidiaries (the “Company”) as of March 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2026, of the Company and our report dated May 28, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

New York, New York

May 28, 2026

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In U.S. dollars, except share data)

	Fiscal Year Ended March 31,
	2026	2025
Revenues	$175,664,491	$158,705,736
Costs and expenses:
Cost of revenue	61,991,231	57,430,005
Amortization and depreciation	30,783,011	26,299,233
Administration expenses	44,659,434	39,915,464
Total costs and expenses	137,433,676	123,644,702

Operating income	38,230,815	35,061,034

Interest expense	(26,451,641)	(21,883,321)
Gain on foreign exchange	230,549	578,251
Loss on fair value of swaps	(350,960)	(4,213,819)
Other (expense) income, net	(504,221)	329,976
Income before income taxes	11,154,542	9,872,121
Income tax expense	3,328,027	2,140,724
Net income	7,826,515	7,731,397
Net loss attributable to noncontrolling interests	476,149	18,516
Net income attributable to Reservoir Media, Inc.	$8,302,664	$7,749,913

Earnings per common share (Note 13):
Basic	$0.13	$0.12
Diluted	$0.13	$0.12

Weighted average common shares outstanding (Note 13):
Basic	65,536,506	65,161,373
Diluted	66,307,433	65,949,366

See accompanying notes to the consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In U.S. dollars)

	Fiscal Year Ended March 31,
	2026	2025
Net income	$7,826,515	$7,731,397
Other comprehensive income:
Translation adjustments	1,751,335	1,375,626
Total comprehensive income	9,577,850	9,107,023
Comprehensive loss attributable to noncontrolling interests	476,149	18,516
Total comprehensive income attributable to Reservoir Media, Inc.	$10,053,999	$9,125,539

See accompanying notes to the consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In U.S. dollars, except share data)

	March 31,	March 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$25,927,462	$21,386,140
Accounts receivable	40,832,075	37,848,611
Current portion of royalty advances	16,368,968	15,182,463
Other current assets	9,409,757	4,867,081
Total current assets	92,538,262	79,284,295

Intangible assets, net	788,740,821	719,673,219
Equity method and other investments	2,830,766	1,100,000
Royalty advances, net of current portion and reserves	54,128,586	55,508,155
Property and equipment, net	661,986	406,784
Operating lease right of use assets, net	7,889,862	5,949,418
Fair value of swap assets	1,356,878	1,828,303
Other assets	1,529,920	1,376,836
Total assets	$949,677,081	$865,127,010

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$4,116,221	$5,394,755
Royalties payable	52,323,565	47,210,727
Accrued payroll	2,672,350	2,588,758
Deferred revenue	2,472,734	1,885,462
Other current liabilities	3,408,651	7,954,208
Income taxes payable	547,932	803,342
Total current liabilities	65,541,453	65,837,252

Secured line of credit	455,705,468	388,134,754
Deferred tax liability	41,786,064	38,228,099
Operating lease liabilities, net of current portion	7,445,152	5,723,930
Fair value of swap liability	289,543	410,008
Other liabilities	345,149	593,185
Total liabilities	571,112,829	498,927,228

Contingencies and commitments (Note 16)

Shareholders’ Equity
Preferred stock, $0.0001 par value 75,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2026 and 2025	—	—
Common stock, $0.0001 par value; 750,000,000 shares authorized, 65,602,509 issued and outstanding at March 31, 2026; 65,239,735 issued and outstanding at March 31, 2025	6,561	6,524
Additional paid-in capital	346,933,189	344,145,789
Retained earnings	31,450,234	23,147,570
Accumulated other comprehensive loss	(670,772)	(2,422,107)
Total Reservoir Media, Inc. shareholders’ equity	377,719,212	364,877,776
Noncontrolling interest	845,040	1,322,006
Total shareholders’ equity	378,564,252	366,199,782
Total liabilities and shareholders’ equity	$949,677,081	$865,127,010

See accompanying notes to the consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In U.S. dollars, except share data)

					Accumulated
					other
	Common Stock		Additional	Retained	comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	paid-in capital	earnings	loss	interests	equity
Balance, March 31, 2024	64,826,864	$6,483	$341,388,351	$15,397,657	$(3,797,733)	$1,490,223	$354,484,981
Share-based compensation	—	—	3,286,922	—	—	—	3,286,922
Stock option exercises	19,750	2	100,919	—	—	—	100,921
Vesting of restricted stock units, net of shares withheld for employee taxes	393,121	39	(1,432,903)	—	—	—	(1,432,864)
Reclassification of liability-classified awards to equity-classified awards	—	—	802,500	—	—	—	802,500
Distribution to noncontrolling interest holders	—	—	—	—	—	(149,701)	(149,701)
Net income (loss)	—	—	—	7,749,913	—	(18,516)	7,731,397
Other comprehensive income	—	—	—	—	1,375,626	—	1,375,626
Balance, March 31, 2025	65,239,735	$6,524	$344,145,789	$23,147,570	$(2,422,107)	$1,322,006	$366,199,782
Share-based compensation	—	—	3,367,973	—	—	—	3,367,973
Stock option exercises	2,678	—	13,684	—	—	—	13,684
Vesting of restricted stock units, net of shares withheld for employee taxes	360,096	37	(1,382,831)	—	—	—	(1,382,794)
Reclassification of liability-classified awards to equity-classified awards	—	—	1,075,407	—	—	—	1,075,407
Acquisition of noncontrolling interests	—	—	(286,833)	—	—	(817)	(287,650)
Net income (loss)	—	—	—	8,302,664	—	(476,149)	7,826,515
Other comprehensive income	—	—	—	—	1,751,335	—	1,751,335
Balance, March 31, 2026	65,602,509	$6,561	$346,933,189	$31,450,234	$(670,772)	$845,040	$378,564,252

See accompanying notes to the consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

	Fiscal Year Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$7,826,515	$7,731,397
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	30,556,213	26,073,069
Depreciation of property and equipment	226,798	226,164
Share-based compensation	4,271,714	4,385,255
Amortization of deferred financing costs	1,710,973	1,343,147
Loss on fair value of swaps	350,960	4,213,819
Loss from equity method investments	506,021	100,000
Impairment of equity investment	—	499,998
Gain on disposition of equity investment	—	(103,715)
Deferred income taxes	2,326,972	467,197
Changes in operating assets and liabilities:
Accounts receivable	(2,983,464)	(4,621,229)
Other current assets	874,225	1,496,423
Royalty advances	333,504	(777,475)
Other assets and liabilities	815,933	729,779
Accounts payable, accrued expenses and deferred revenue	(1,383,063)	(3,578,183)
Royalties payable	4,962,099	6,729,653
Income taxes payable	(255,410)	364,190
Net cash provided by operating activities	50,139,990	45,279,489

Cash flows from investing activities:
Purchases of music catalogs	(101,601,263)	(96,482,556)
Loan to third party	—	(2,517,896)
Repayment of loan from third party	—	2,517,896
Investments in equity affiliates	(2,236,787)	(1,100,000)
Sale of equity investment	—	945,071
Purchases of property and equipment	(482,000)	(81,538)
Net cash used for investing activities	(104,320,050)	(96,719,023)

Cash flows from financing activities:
Proceeds from secured line of credit	86,000,000	66,000,000
Repayments of secured line of credit	(19,000,000)	(10,000,000)
Proceeds from stock option exercises	13,684	100,921
Taxes paid related to net share settlement of restricted stock units	(1,382,794)	(1,432,864)
Deferred financing costs paid	(1,140,259)	—
Acquisition of noncontrolling interests	(287,650)	—
Distribution to noncontrolling interest holders	—	(149,701)
Net cash provided by financing activities	64,202,981	54,518,356

Foreign exchange impact on cash	(107,828)	175,303

Net increase in cash, cash equivalents and restricted cash	9,915,093	3,254,125
Cash, cash equivalents and restricted cash at beginning of year	21,386,140	18,132,015
Cash, cash equivalents and restricted cash at end of year	$31,301,233	$21,386,140

Reconciliation of Cash and cash equivalents to Consolidated Statements of Cash Flows:

	Fiscal Year Ended March 31,
	2026	2025
Cash and cash equivalents as presented in Consolidated Balance Sheets	$25,927,462	$21,386,140
Restricted cash included in Other current assets(a)	5,373,771	—
Cash, cash equivalents and restricted cash as presented in Consolidated Statements of Cash Flows	$31,301,233	$21,386,140

(a)Restricted cash included in Other current assets at March 31, 2026 consists of funds placed in escrow in connection with the Viral Wave Acquisition that was completed in April 2026 and are legally restricted as to withdrawal or use. Restricted cash is recorded at cost which approximates fair value. See Note 18, Subsequent Events.

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

Amounts Due to (from) Related Parties

The Company has various shared services agreements with a shareholder and other affiliated entities under the control of its shareholder. These agreements cover services such as IT support and re-billed services of staff who perform services across multiple entities. Amounts due to (from) this shareholder and other affiliated entities totaled $0 as of March 31, 2026 and 2025.

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

Accounts Receivable

Credit is extended to customers based upon an evaluation of the customer’s financial condition. The time between the Company’s issuance of an invoice and payment due date is not significant. Customer payments that are not collected in advance of the transfer of promised services or goods are generally due 30-60 days from the invoice date. Customer payments related to synchronization licenses often take longer to collect, but that does not typically impact the ultimate collectability. The Company monitors customer credit risk related to accounts receivable and, when deemed necessary, maintains a provision for estimated uncollectible accounts, which is estimated based on historical experience, aging trends and in certain cases, management judgments about specific customers. Based on this analysis, the Company did not record a provision for estimated uncollectible accounts as of March 31, 2026 or 2025.

Concentrations of Credit Risk

Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed upon contractual payment obligations. Three customers accounted for approximately 48% of total accounts receivable as of March 31, 2026 and three customers accounted for approximately 49% of total accounts receivable as of March 31, 2025. No other single customer accounted for more than 10% of accounts receivable in either period.

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

Goodwill

The Company has $402,067 of goodwill as of March 31, 2026 and 2025, which is classified as “Other assets” in the Company’s consolidated balance sheets. All of the goodwill arose in connection with an acquisition accounted for as a business combination and has been assigned to a reporting unit within the Music Publishing segment. There were no impairments, disposals or other acquisitions of goodwill in the fiscal years ended March 31, 2026 and 2025.

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

The Company performed its annual impairment testing of goodwill as of January 1, 2026 and no impairment was required. The Company’s impairment testing consisted of a qualitative assessment. Changes in market conditions, laws and regulations, and key assumptions could negatively impact the results of future impairment testing and could result in the recognition of an impairment charge.

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

In some instances, the Company commits to pay its songwriters and recording artists royalties in advance of future sales. The Company accounts for these advances under the related guidance in FASB ASC Topic 928, “Entertainment—Music” (“ASC 928”). Under ASC 928, the Company capitalizes as assets certain advances, which it believes are recoverable from future royalties to be earned by the songwriter or recording artist when paid. Recoverability is assessed upon initial commitment of the advance based upon the Company’s forecast of anticipated revenue from the sale of future and existing musical compositions or albums. Reservoir regularly updates the recoverability assessment as additional data is available. In determining whether the advance is recoverable, the Company evaluates the current and past popularity of the songwriter or recording artist, the sales history of the songwriter or recording artist, the initial or expected commercial acceptability of the product, the current and past popularity of the genre of music that the product is designed to appeal to, and other relevant factors. Advances vary in both amount and expected life based on the underlying songwriter or recording artist. To the extent that a portion of an outstanding advance is no longer deemed recoverable, that amount will be expensed in the period the determination is made. During the fiscal years ended March 31, 2026 and 2025, no expense was recognized for advances deemed unrecoverable.

Share-Based Compensation

Compensation expense related to the issuance of share-based awards to the Company’s employees and board of directors is measured at fair value on the grant date. Share-based compensation consists primarily of restricted stock units (“RSUs”) granted under the Reservoir Media, Inc. 2021 Omnibus Incentive Plan (the “2021 Incentive Plan”). The Company measures compensation expense for RSUs based on the fair value of the award on the date of grant. The grant date fair value for RSUs is based on the closing market price of the Company’s Common Stock on the date of grant. The Company uses the Black-Scholes option pricing model to value stock options. The compensation expense for awards that vest over a future service period is recognized over the requisite service period on a straight-line basis. The Company recognizes share-based award forfeitures as they occur rather than estimating by applying a forfeiture rate.

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

Advertising

The Company expenses advertising costs as incurred. Total advertising expenses during the fiscal years ended March 31, 2026 and 2025, were $960,435 and $630,899, respectively.

Employee Benefit Plans

The Company has a 401(k) retirement savings plan open to U.S. based employees who have completed three months of eligible service. The Company contributes $0.60 for every $1.00 of employee contributions up to a maximum of 6% of the employee’s salary based upon each individual participant’s election. Expenses totaled $268,875 and $247,253 for employer contributions to the 401(k) retirement savings plan in the fiscal years ended March 31, 2026 and 2025, respectively.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars)

Accounting Standards Recently Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which expands income tax disclosures, including requiring enhanced disclosures related to the rate reconciliation and income taxes paid information. The amendments in ASU 2023-09 should be applied on a prospective basis, with retrospective application permitted. ASU 2023-09 is effective for annual periods of public business entities for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company elected to adopt ASU 2023-09 prospectively during the fiscal year ended March 31, 2026, and added required disclosures upon adoption to Note 9, Income Taxes.

NOTE 3. REVENUE RECOGNITION

For the Company’s operating and reportable segments, Music Publishing and Recorded Music, the Company accounts for a contract when it has legally enforceable rights and obligations and collectability of consideration is probable. The Company identifies the performance obligations and determines the transaction price associated with the contract. Revenue is recognized when, or as, control of the promised services or goods is transferred to the Company’s customers, and in an amount that reflects the consideration to which the Company is expected to be entitled in exchange for those services or goods. Certain of the Company’s arrangements include licenses of intellectual property with consideration in the form of sales- and usage-based royalties. Royalty revenue is recognized when the subsequent sale or usage occurs using the best estimates available of the amounts that will be received by the Company. The Company recognized revenue of $1,947,135 and $4,382,721 from performance obligations satisfied in previous periods for the fiscal years ended March 31, 2026 and 2025, respectively.

Disaggregation of Revenue

The Company’s revenue consisted of the following categories during the fiscal years ended March 31, 2026 and 2025:

	Fiscal Year Ended March 31,
	2026	2025
Revenue by Type
Digital	$64,683,737	$60,520,488
Performance	23,959,320	21,090,422
Synchronization	19,124,857	18,227,367
Mechanical	4,206,180	3,859,467
Other	4,828,423	3,714,486
Total Music Publishing	116,802,517	107,412,230

Digital	36,420,692	30,738,300
Physical	6,071,013	6,157,562
Neighboring rights	4,675,321	4,218,410
Synchronization	4,346,760	3,135,909
Total Recorded Music	51,513,786	44,250,181

Other revenue	7,348,188	7,043,325
Total revenue	$175,664,491	$158,705,736

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars)

	Fiscal Year Ended March 31,
	2026	2025
Revenue by Geographical Location
United States Music Publishing	$63,621,379	$62,186,894
United States Recorded Music	27,739,065	24,388,283
United States other revenue	7,348,188	7,043,325
Total United States	98,708,632	93,618,502
International Music Publishing	53,181,138	45,225,336
International Recorded Music	23,774,721	19,861,898
Total International	76,955,859	65,087,234
Total revenue	$175,664,491	$158,705,736

Only the United States represented 10% or more of the Company’s total revenues in the fiscal years ended March 31, 2026 and 2025.

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

Deferred Revenue

The following table reflects the change in deferred revenue during the fiscal years ended March 31, 2026 and 2025:

	Fiscal Year Ended March 31,
	2026	2025
Balance at beginning of period	$1,885,462	$1,163,953
Cash received during period	9,257,405	6,697,757
Revenue recognized during period	(8,670,133)	(5,976,248)
Balance at end of period	$2,472,734	$1,885,462

During the fiscal years ended March 31, 2026 and 2025, substantially all the deferred revenue balance at the beginning of the period was recognized as revenue during the period.

NOTE 4. ACQUISITIONS

In the ordinary course of business, the Company regularly acquires publishing and recorded music catalogs, which are typically accounted for as asset acquisitions. During the fiscal years ended March 31, 2026 and 2025, the Company completed such acquisitions totaling $97,258,043 and $104,252,219, respectively, inclusive of deferred acquisition payments. Music catalogs acquired during the fiscal years ended March 31, 2026 and 2025 were determined to have a useful life of 30 years.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars)

NOTE 5. INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following as of March 31, 2026 and 2025:

	2026	2025
Intangible assets subject to amortization:
Publishing and recorded music catalogs	$975,400,109	$875,475,723
Artist management contracts	954,397	933,733
Gross intangible assets	976,354,506	876,409,456
Accumulated amortization	(187,613,685)	(156,736,237)
Intangible assets, net	$788,740,821	$719,673,219

Straight-line amortization expense totaled $30,556,213 and $26,073,069 during the fiscal years ended March 31, 2026 and 2025, respectively. The expected amortization expense of intangible assets for each of the five succeeding fiscal years and thereafter is as follows:

Fiscal year ending March 31:
2027	$32,544,418
2028	32,544,418
2029	32,544,418
2030	32,544,418
2031	32,544,418
Thereafter	625,996,763
Total	$788,718,853

NOTE 6. ROYALTY ADVANCES

The Company made royalty advances totaling $16,266,595 and $22,343,425 during the fiscal years ended March 31, 2026 and 2025, respectively, recoupable from the writer’s or artist’s share of future royalties otherwise payable, in varying amounts. Advances expected to be recouped within the next twelve months are classified as current assets, with the remainder classified as noncurrent assets, net of reserves for amounts that may not be recoverable. The following table reflects the change in royalty advances during the fiscal years ended March 31, 2026 and 2025:

	2026	2025
Balance at beginning of period	$70,690,618	$69,775,565
Additions	16,266,595	22,343,425
Recoupments	(16,600,099)	(21,565,950)
Foreign currency translation	140,440	137,578
Balance at end of period	$70,497,554	$70,690,618

NOTE 7. SECURED LINE OF CREDIT

Long-term debt consists of the following as of March 31, 2026 and 2025:

	2026	2025
Secured line of credit	$458,828,410	$391,828,410
Debt issuance costs, net	(3,122,942)	(3,693,656)
	$455,705,468	$388,134,754

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

The interest rate on borrowings under the Senior Credit Facility is equal to, at our option, either the sum of a base rate plus a margin of 1.00% or the sum of a Secured Overnight Financing Rate (“SOFR”) rate plus a margin of 2.00%, in each case subject to a 0.25% increase based on a consolidated net senior debt to library value ratio. RMM is required to pay an unused fee in respect of unused commitments under the Senior Credit Facility, if any, at a rate of 0.25% per annum. Substantially all tangible and intangible assets of the Company, RHI, RMM and the other subsidiaries pledged as collateral to secure the obligations of RMM under the RMM Credit Agreement.

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

The Senior Credit Facility also includes an “accordion feature” that permits RMM to seek additional commitments in an amount not to exceed $150,000,000 that would increase the Senior Credit Facility. As of March 31, 2026, the Senior Credit Facility had a borrowing capacity of $550,000,000, with remaining borrowing availability of $91,171,590.

Interest Rate Swaps

At March 31, 2026, RMM had the following interest rate swaps outstanding, under which it pays a fixed rate and receives a floating interest payment from the counterparty based on SOFR:

	Notional Amount at	Pay Fixed
Effective Date	December 21, 2025	Rate	Maturity
September 30, 2024	$100,000,000	2.946%	December 2027
September 30, 2024	$50,000,000	3.961%	December 2027
August 29, 2025	$65,000,000	3.405%	December 2027

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars)

NOTE 8. OTHER LIABILITIES

The Company’s other current liabilities consist primarily of obligations related to certain asset purchases and acquisitions that are due within the next twelve months, which totaled $2,175,347 and $6,966,109 as of March 31, 2026 and 2025, respectively.

As of March 31, 2026, the Company’s other non-current liabilities, which consist primarily of obligations related to certain asset purchases and acquisitions that are due more than a year in the future, are as follows:

2028	$206,570
2029	48,592
2030	48,592
2031	41,395
2032 and later	—
Total	$345,149

NOTE 9. INCOME TAXES

The following table presents domestic and foreign income before income taxes for the fiscal years ended March 31:

	2026	2025
Domestic	$13,899,426	$11,905,345
Foreign	(2,744,884)	(2,033,224)
Income before income taxes	$11,154,542	$9,872,121

The provision (benefit) for income taxes consists of the following for the fiscal years ended March 31:

	2026	2025
Current income taxes:
U.S. federal	$42,518	$1,550,803
State and local	30,976	29,563
Foreign	927,561	93,161
Total current	1,001,055	1,673,527
Deferred income taxes:
U.S. federal	3,492,532	1,358,671
State and local	29,332	61,661
Foreign	(1,194,892)	(953,135)
Total deferred	2,326,972	467,197
Income tax expense	$3,328,027	$2,140,724

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars)

A reconciliation of the statutory tax rate to the effective rate is as follows for the fiscal year ended March 31, 2026:

	Amount	Percentage
Federal income tax at statutory rate	$2,342,454	21.0%
State and local income taxes, net of federal income tax effect(1)	43,614	0.4%
Foreign tax effects
United Kingdom	146,567	1.3%
United Arab Emirates	129,506	1.2%
Other	22,685	0.2%
Effect of cross border tax laws	(24,633)	(0.2)%
Nontaxable or nondeductible items
Executive compensation and share-based compensation	512,897	4.6%
Other	15,197	0.1%
Other adjustments
U.S. return to provision	129,944	1.2%
Other	9,796	0.0%
Actual income tax provision	$3,328,027	29.8%

(1)State taxes in California and New York made up the majority (greater than 50 percent) of the tax effect in this category.

A reconciliation of the statutory tax rate to the effective rate is as follows for the fiscal year ended March 31, 2025:

Federal income tax statutory rate	21.0%
State and local income taxes, net of federal income tax benefit	1.6%
Foreign subsidiary earnings	0.1%
Remeasurement of deferred tax balances	(0.9)%
Return to provision	(5.9)%
Executive compensation	6.7%
Share-based compensation	(1.0)%
Other, net	0.1%
Effective income tax rate	21.7%

On July 4, 2025, the reconciliation bill, commonly referred to as the “One Big Beautiful Bill Act” (“OBBBA”), was signed into law in the U.S., introducing a broad range of tax reform provisions, including changes to interest deductibility, bonus depreciation, and various international provisions with multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The impact of the OBBBA tax legislation did not have a material impact on the consolidated financial statements during the fiscal year ended March 31, 2026, and is not expected to have a material impact in future periods.

The Company’s effective tax rate also may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These same and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.

Income tax payments by jurisdiction for the fiscal year ended March 31, 2026 were comprised of the following:

Income taxes paid:
U.S., federal	$851,591
U.S., state and local	8,655
United Kingdom	376,358
Other	63,716
Total income taxes paid	$1,300,320

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars)

Significant components of the Company’s deferred income tax liability as of March 31, 2026 and 2025 are as follows:

	2026	2025
Deferred tax assets:
Net operating loss carryforwards	$2,126,553	$683,621
Interest expense carryforwards	10,278,568	9,533,126
Lease liability	1,934,351	1,492,056
Compensation	220,045	318,789
Equity investments	153,994	155,027
Total deferred tax assets	14,713,511	12,182,619
Deferred tax liabilities:
Fixed assets and leasehold improvements	(105,337)	(68,074)
Intangible assets	(54,150,727)	(48,528,566)
Lease right of use	(1,761,331)	(1,322,937)
Fair value of swaps	(234,806)	(314,107)
Prepaid insurance	(47,907)	—
Unrealized foreign exchange gains	(174,780)	(82,866)
Branch earnings	(24,687)	(94,168)
Total deferred tax liabilities	(56,499,575)	(50,410,718)
Net deferred tax liabilities	$(41,786,064)	$(38,228,099)

As of March 31, 2026, the Company has income tax net operating loss carryforwards of $59,329,515. The Company has recorded a deferred tax asset of $2,126,553, reflecting the benefit of $59,329,515 in loss carryforwards. Such net operating loss carryforwards will expire as follows:

Federal	$5,916,060	No expiration date
New York	46,917,852	2035-2046
California	3,421,549	2040-2046
Tennessee	1,203,036	2035-2041
United Arab Emirates	1,689,856	No expiration date
France	181,162	No expiration date

Tax Uncertainties

As of March 31, 2026, the Company has not recorded any unrecognized tax benefits.

Tax Audits

The Company and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. The Company is subject to examination by federal, state and local, and foreign tax authorities. RMM’s Federal income tax returns for the years 2023 through 2025 are subject to examination by the Internal Revenue Service, and RMM’s state tax returns are subject to examination by the respective tax authorities for the years 2022 through 2025. Non-U.S. tax returns are subject to examination by the respective tax authorities for the years 2022 through 2025. The Company regularly assesses the likelihood of additional assessments by each jurisdiction and have established tax reserves that the Company believes are adequate in relation to the potential for additional assessments. Examination outcomes and the timing of examination settlements are subject to uncertainty. Although the results of such examinations may have an impact on the Company’s unrecognized tax benefits, the Company does not anticipate that such impact will be material to its consolidated financial position or results of operations. The Company does not expect to settle any material tax audits in the next twelve months.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars)

NOTE 10. SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid and income taxes paid for the fiscal years ended March 31, 2026 and 2025 were comprised of the following:

	2026	2025
Interest paid	$24,737,122	$22,751,186
Income taxes paid	$1,300,320	$1,402,908

Non-cash investing and financing activities for the fiscal years ended March 31, 2026 and 2025 were comprised of the following:

	2026	2025
Acquired intangible assets included in other current liabilities and other liabilities	$1,071,818	$6,223,526
Deferred income taxes associated with acquired intangible assets	$705,531	$7,060,651
Reclassification of liability-classified awards to equity-classified awards	$1,075,407	$802,500

NOTE 11. SHAREHOLDERS’ EQUITY

Warrants

As of March 31, 2026, the Company’s outstanding warrants included 5,750,000 publicly-traded warrants (the “Public Warrants”), which were issued during ROCC’s initial public offering on December 15, 2020, and 137,500 warrants sold in a private placement to ROCC’s sponsor (the “Private Warrants” and together with the Public Warrants, the “Warrants”), which were assumed by the Company in connection with the Business Combination and exchanged into warrants for shares of Common Stock. Each whole Warrant entitles the registered holder to purchase one whole share of Common Stock at a price of $11.50 per share, provided that the Company has an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a registered holder may exercise its Warrants only for a whole number of shares of Common Stock. The Warrants will expire on July 28, 2026, which is five years after the completion of the Business Combination, or earlier upon redemption or liquidation.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars)

Beginning on April 1, 2022 and ending on March 31, 2031, the aggregate number of shares of Common Stock that may be issued under the 2021 Incentive Plan will automatically increase by the lesser of (a) 3% of the total number of shares of Common Stock issued and outstanding on the last day of the preceding fiscal year on a fully diluted basis and assuming that all shares available for issuance under the 2021 Incentive Plan are issued and outstanding, or (b) such number of shares determined by the Board. As of the effective date of the 2021 Incentive Plan, no further stock awards have been or will be granted under the Previous RHI 2019 Incentive Plan, and the Previous RHI 2019 Incentive Plan is no longer in effect. As of March 31, 2026, 15,483,974 shares of Common Stock were available for the Company to grant under the 2021 Incentive Plan.

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

Share-based compensation expense totaled $4,271,714 ($3,331,970, net of taxes) and $4,385,255 ($3,414,065, net of taxes) during the fiscal years ended March 31, 2026 and 2025, respectively. Share-based compensation expense is classified as “Administration expenses” in the accompanying consolidated statements of income. As of March 31, 2026, total unrecognized compensation cost related to share-based compensation arrangements was $2,999,980, which is expected to be recognized over a weighted average period of approximately 0.8 years.

During the fiscal years ended March 31, 2026 and 2025, the Company granted RSUs to satisfy previous obligations to issue a variable number of equity awards based on a fixed monetary amount. Prior to the issuance of these RSUs, the Company classified these awards as liabilities. Upon issuance of the RSUs the awards became equity-classified as they no longer met the criteria to be liability-classified and liabilities of $1,075,407 and $802,500 were reclassified from accounts payable and accrued liabilities to additional paid-in capital during the fiscal years ended March 31, 2026 and 2025, respectively.

Restricted Stock Units

During the fiscal years ended March 31, 2026 and 2025, the Company granted RSUs to certain employees and executive officers under the 2021 Incentive Plan. RSUs are not entitled to dividends or dividend equivalents and are not considered to be participating securities. The Company records share-based compensation expense for RSUs based on their grant date fair value.

The following is a summary of RSU activity for the fiscal year ended March 31, 2026:

		Weighted
	Total	Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding as of April 1, 2025	603,484	$7.31
Granted	652,267	$7.38
Settled	(540,744)	$7.27
Outstanding as of March 31, 2026	715,007	$7.41

Outstanding RSUs as of April 1, 2025, include 12,745 vested RSUs with a weighted average grant date fair value of $7.32. Settled RSUs in the table above include 9,638 of these RSUs vested as of April 1, 2025, which converted to common shares during the fiscal year ended March 31, 2026.

During the fiscal year ended March 31, 2026, 536,452 RSUs vested, of which 5,346 RSUs will convert to common shares at future dates. The remaining 531,106 RSUs converted to common shares during the fiscal year ended March 31, 2026 and are reflected as Settled RSUs in the table above.

Outstanding RSUs as of March 31, 2026, include 8,453 vested RSUs with a weighted average grant date fair value of $7.10, which will convert to common shares at future dates.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars)

The total fair value, determined as of the date of vesting, of RSUs vested and settled during the fiscal years ended March 31, 2026 and 2025 was $4,023,021 and $4,490,048, respectively.

Stock Options

All stock options outstanding as of March 31, 2026 were granted under the Previous RHI 2019 Incentive Plan. Each option to acquire a share of RHI Common Stock issued under the Previous RHI 2019 Incentive Plan that was outstanding immediately prior to the consummation of the Business Combination became fully vested in accordance with the original terms of the awards. Each fully vested option was then converted into an option to purchase shares of Common Stock, with the number of shares of Common Stock subject to the options and exercise price adjusted commensurately with the Exchange Ratio of 196.06562028646. Prior to vesting, the Company recorded share-based compensation expense for stock options based on the estimated fair value of the stock options on the date of the grant using the Black-Scholes option-pricing model.

The following table is a summary of stock option activity under the 2021 Incentive Plan for the fiscal year ended March 31, 2026:

				Weighted
				Average
		Weighted		Remaining
	Total	Average	Aggregate	Contractual
	Number of	Exercise	Intrinsic	Term
	Options	Price	Value	(Years)
Outstanding as of April 1, 2025	1,261,132	$5.11
Granted	—
Exercised	(2,678)	$5.11
Forfeited	—
Outstanding as of March 31, 2026	1,258,454	$5.11	$5,889,565	3.1
Exercisable as of March 31, 2026	1,258,454	$5.11	$5,889,565
Vested or expected to vest as of March 31, 2026	1,258,454	$5.11	$5,889,565	3.1

NOTE 13. EARNINGS PER SHARE

The following table summarizes the basic and diluted earnings per common share calculation for the fiscal years ended March 31, 2026 and 2025:

	2026	2025
Basic earnings per common share
Net income attributable to Reservoir Media, Inc.	$8,302,664	$7,749,913
Weighted average common shares outstanding - basic	65,536,506	65,161,373
Earnings per common share - basic	$0.13	$0.12

Diluted earnings per common share
Net income attributable to Reservoir Media, Inc.	$8,302,664	$7,749,913
Weighted average common shares outstanding - basic	65,536,506	65,161,373
Weighted average effect of potentially dilutive securities:
Effect of dilutive stock options and RSUs	770,927	787,993
Weighted average common shares outstanding - diluted	66,307,433	65,949,366
Earnings per common share - diluted	$0.13	$0.12

Because of their anti-dilutive effect, 5,887,500 shares of Common Stock equivalents comprised of warrants have been excluded from the diluted earnings per share calculation for the fiscal years ended March 31, 2026 and 2025.

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

The fair value of the outstanding interest rate swaps consisted of a $1,356,878 asset and a $289,543 liability as of March 31, 2026 and a $1,828,303 asset and a $410,008 liability as of March 31, 2025. Fair value is determined using Level 2 inputs, which are based on quoted prices and market observable data of similar instruments. The change in the unrealized fair value of the swaps during the fiscal year ended March 31, 2026 of $350,960 was recorded as a Loss on fair value of swaps. The change in the unrealized fair value of the swaps during the fiscal year ended March 31, 2025 of $4,213,819 was driven primarily by the September 2024 decrease in SOFR, as well as the time value of the swaps that expired on September 30, 2024, partially offset by marking to market our current interest rate swap hedges and was recorded as a Loss on fair value of swaps.

(c)	Foreign Exchange Risk

The Company is exposed to foreign exchange risk in fluctuations of currency rates on its revenue from royalties, writers’ fees and its subsidiaries’ operations.

(d)	Financial Instruments

Financial instruments not described elsewhere include cash, accounts receivable, accounts payable, accrued liabilities and borrowing under its secured line of credit. The carrying values of these instruments as of March 31, 2026 and 2025 do not differ materially from their respective fair values due to the immediate or short-term duration of these items or their bearing market-related rates of interest.

NOTE 15. LEASES

The Company leases its business premises under operating leases which have expiration dates between 2028 – 2033. Many of the Company’s leases provide for future rent escalations and renewal options. Most of the Company’s leases also obligate the Company to pay, as lessee, variable lease cost related to an allocation of maintenance, insurance and property taxes.

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

The following is a summary of lease cost for the fiscal years ended March 31, 2026 and 2025:

	2026	2025
Operating lease cost	$1,632,402	$1,520,568
Variable lease cost	74,375	68,278
Total lease cost	$1,706,777	$1,588,846

The following is a summary of supplemental cash flow information related to leases for the fiscal years ended March 31, 2026 and 2025:

	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$1,513,227	$1,455,611
Right-of-use assets received in exchange for operating lease obligations	$3,091,659	$—

Supplemental balance sheet information related to leases is as follows:

	Classification	2026	2025

Operating lease right-of-use assets	Operating lease right of use assets, net	$7,889,862	$5,949,418

Current portion of operating lease liabilities	Other current liabilities	$1,233,305	$988,099
Noncurrent portion of operating lease liabilities	Operating lease liabilities, net of current portion	$7,445,152	$5,723,930

The following is a summary of the weighted average remaining lease term and average discount rate for the Company’s operating leases as of March 31, 2026 and 2025:

	2026	2025
Weighted-average remaining lease term (in years)	6.3	7.0
Weighted-average discount rate	6.0%	6.2%

Maturities of the Company’s operating lease liabilities as of March 31, 2026 were as follows for the fiscal years ending March 31:

2027	$1,725,165
2028	1,777,615
2029	1,614,531
2030	1,402,343
2031	1,410,567
Thereafter	2,625,255
Total lease payments	10,555,476
Less: imputed interest	(1,877,019)
Present value of operating lease payments	8,678,457
Less: current portion of operating lease liabilities	(1,233,305)
Operating lease liabilities, net of current portion	$7,445,152

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars)

NOTE 16. CONTINGENCIES AND COMMITMENTS

(a)	Royalty Advances

The Company has committed to make payments for additional Royalty advances totaling $2,529,075 through March 2027, and a further $2,238,583 through March 2028, subject to certain conditions. These Royalty advances are to be used to fund future music compositions and sound recordings and will be recorded as royalty advances when paid.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars)

The following tables present total revenue and OIBDA by segment, significant segment expenses, which are expenses that are included in OIBDA, significant to the segment considering qualitative and quantitative factors and regularly provided or easily computed from information regularly provided to the CODM, and reconciliation of OIBDA to income before income taxes for the fiscal years ended March 31, 2026 and 2025:

	Fiscal Year Ended March 31, 2026
	Music	Recorded
	Publishing	Music	Consolidated
Reportable segment revenue	$116,802,517	$51,513,786	$168,316,303
Other revenue(a)			7,348,188
Consolidated revenue			$175,664,491
Significant segment expenses:
Cost of revenue	48,469,900	13,521,331
Administration expenses	27,444,909	11,129,071
Reportable segment OIBDA	$40,887,708	$26,863,384	67,751,092
Other profit(a)			1,262,734
Amortization and depreciation			(30,783,011)
Interest expense			(26,451,641)
Gain on foreign exchange			230,549
Loss on fair value of swaps			(350,960)
Other expense, net			(504,221)
Income before income taxes			$11,154,542

	Fiscal Year Ended March 31, 2025
	Music	Recorded
	Publishing	Music	Consolidated
Reportable segment revenue	$107,412,230	$44,250,181	$151,662,411
Other revenue(a)			7,043,325
Consolidated revenue			$158,705,736
Significant segment expenses:
Cost of revenue	45,161,223	12,268,782
Administration expenses	24,906,776	9,231,858
Reportable segment OIBDA	$37,344,231	$22,749,541	60,093,772
Other profit(a)			1,266,495
Amortization and depreciation			(26,299,233)
Interest expense			(21,883,321)
Gain on foreign exchange			578,251
Loss on fair value of swaps			(4,213,819)
Other income, net			329,976
Income before income taxes			$9,872,121

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars)

Total long-lived assets by country are as follows as of March 31, 2026 and 2025:

	2026	2025
United States	$418,409	$273,366
United Kingdom	243,577	133,418

During the fiscal years ended March 31, 2026 and 2025, a single external customer accounted for 11% of total revenues and is included in both the Music Publishing and Recorded Music segments. No other customer accounted for more than 10% of revenue.

NOTE 18. SUBSEQUENT EVENTS

During the fiscal year ended March 31, 2026, PopArabia FZ-LLC, a subsidiary of the Company, entered into a sale and purchase agreement to acquire all of the issued and outstanding share capital of ViralWave Content Consultancy DWC-LLC (“Viral Wave”), for total consideration of approximately $5.7 million, consisting primarily of cash, subject to customary working capital and other purchase price adjustments (the “Viral Wave Acquisition”). The Viral Wave Acquisition closed on April 7, 2026 following required regulatory approvals and the Company will account for the transaction as a business combination in accordance with ASC Topic 805, Business Combinations.

Viral Wave is a music and entertainment organization specializing in content distribution throughout the Middle East and North Africa region (“MENA”). The acquisition is expected to support the Company’s strategy to expand its presence in emerging markets, including MENA, as well as among global Arabic-language audiences.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the end of the period covered in this report, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

As of March 31, 2026, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management, under the supervision and with the participation of our principal executive officer and principal financial officer, concluded that, as of March 31, 2026, our internal control over financial reporting was effective. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of March 31, 2026, as stated in their report which is included in this Annual Report on Form 10-K.

Previously Disclosed Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We previously disclosed in our Annual Report on Form 10-K for the period ended March 31, 2025, as well as in our Quarterly Reports on Form 10-Q for each interim period in fiscal 2026, a material weakness in our internal control over financial reporting relating to (i) improper design of control activities to address certain risks of material misstatement specifically related to the Company’s primary third-party system for processing, recording and reporting of Recorded Music royalty expenses along with Recorded Music royalty payable and advances, which was remediated during the current year, as described below.

Remediation Efforts and Status of the Material Weakness

During fiscal year 2026, management completed testing of remediation over the previously disclosed material weakness described above, and performed the following activities:

●	Collaborated with the Company’s service organization to understand the controls and available reporting and to communicate management’s internal control expectations.
●	Provided training to relevant process and control owners regarding control responsibilities and management’s internal control expectations.
●	Designed, implemented and operated general IT controls to verify that logical access and program changes within the Company’s third-party system for the processing, recording and reporting of Recorded Music royalty expense along with Recorded Music royalty payables and advances were appropriate and properly authorized.
●	Designed, implemented and operated reconciliation and recalculation business process controls to address the accuracy and completeness of data processed and calculated by the Company’s third-party system for the processing, recording and reporting of Recorded Music royalty expense along with Recorded Music royalty payables and advances.

Based on the activities performed, management has concluded that the material weakness has been remediated as of March 31, 2026.

Changes in Internal Control over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive Proxy Statement pertaining to our 2026 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2026 fiscal year, and is herein incorporated by reference.

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

Item 11.Executive Compensation

The information required by this item will be included in our definitive Proxy Statement pertaining to our 2026 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2026 fiscal year, and is herein incorporated by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our definitive Proxy Statement pertaining to our 2026 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2026 fiscal year, and is herein incorporated by reference.

Item 13.Certain Relationships and Related Transactions, Director Independence

The information required by this item will be included in our definitive Proxy Statement pertaining to our 2026 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2026 fiscal year, and is herein incorporated by reference.

Item 14.Principal Accounting Fees and Services

The information required by this item will be included in our definitive Proxy Statement pertaining to our 2026 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2026 fiscal year, and is herein incorporated by reference.

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

10.6

Third Amendment to the Fourth Amended and Restated Credit Agreement, dated as of June 3, 2025 by and among Reservoir Media Management, Inc., Reservoir Media, Inc., the other loan parties party thereto from time to time, the lenders party thereto from time to time and Truist Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to Reservoir Media Inc.’s Current Report on Form 8-K filed with the SEC on June 4, 2025).

10.7+	Reservoir Media, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Reservoir Media, Inc.’s Registration Statement on Form S 8 filed with the SEC on October 14, 2021).

10.8+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to Reservoir Media, Inc.’s Annual Report on Form 10-K filed with the SEC on June 21, 2022).

10.9+

Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Reservoir Media, Inc.’s Registration Statement on Form S 8 filed with the SEC on October 14, 2021).

10.10+	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to Reservoir Media, Inc.’s Registration Statement on Form S 8 filed with the SEC on October 14, 2021).

10.11+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to Reservoir Media, Inc.’s Registration Statement on Form S 8 filed with the SEC on October 14, 2021).

10.12+	Form of Stock Award Agreement (incorporated by reference to Exhibit 10.5 to Reservoir Media, Inc.’s Registration Statement on Form S 8 filed with the SEC on October 14, 2021).

10.13+

Amended & Restated Letter of Employment, dated March 5, 2026, by and between Reservoir Media Management, Inc. and Golnar Khosrowshahi (incorporated by reference to Exhibit 10.1 to Reservoir Media Inc.’s Current Report on Form 8-K filed with the SEC on March 6, 2026).

10.14+

Amended & Restated Letter of Employment, dated March 5, 2026, by and between Reservoir Media Management, Inc. and Rell Lafargue (incorporated by reference to Exhibit 10.2 to Reservoir Media Inc.’s Current Report on Form 8-K filed with the SEC on March 6, 2026).

10.15+

Amended & Restated Letter of Employment, dated March 5, 2026, by and between Reservoir Media Management, Inc. and Jim Heindlmeyer (incorporated by reference to Exhibit 10.3 to Reservoir Media Inc.’s Current Report on Form 8-K filed with the SEC on March 6, 2026).

21.1**	Subsidiaries of Reservoir Media, Inc.

Exhibit Number	Exhibit Description

19.1*	Securities Trading Policy of Reservoir Media, Inc.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy of Reservoir Media, Inc. (incorporated by reference to Exhibit 97.1 to Reservoir Media Inc.’s Annual Report on Form 10 - K filed with the SEC on May 30, 2024)

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
*	Filed herewith.
**	Furnished herewith.
†	Portions of this exhibit have been omitted pursuant to Item 601(a)(v) of Regulation S-K.
+	Indicates a management contract or compensatory plan or agreement.

Item 16.Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   May 28, 2026

RESERVOIR MEDIA, INC.

By:	/s/ Golnar Khosrowshahi
Name: Golnar Khosrowshahi
Title: Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Golnar Khosrowshahi	Chief Executive Officer and Director	May 28, 2026
Golnar Khosrowshahi	(Principal Executive Officer)

/s/ Jim Heindlmeyer	Chief Financial Officer	May 28, 2026
Jim Heindlmeyer	(Principal Financial and Accounting Officer)

/s/ Rell Lafargue	President, Chief Operating Officer and Director	May 28, 2026
Rell Lafargue

/s/ Stephen M. Cook	Director	May 28, 2026
Stephen M. Cook

/s/ Helima Croft	Director	May 28, 2026
Helima Croft

/s/ Ezra S. Field	Chair of the Board of Directors	May 28, 2026
Ezra S. Field

/s/ Neil de Gelder	Director	May 28, 2026
Neil de Gelder

/s/ Jennifer G. Koss	Director	May 28, 2026
Jennifer G. Koss

/s/ Adam Rothstein	Director	May 28, 2026
Adam Rothstein

/s/ Ryan P. Taylor Ryan P. Taylor	Director	May 28, 2026