Form 10-Q
period 2026-06-30
Reservoir Media, Inc.
filed 2026-08-04
CIK 1824403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 27, 2026, there were 65,930,743 shares of Common Stock of Reservoir Media, Inc. issued and outstanding.

RESERVOIR MEDIA, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In U.S. dollars, except share data)

(Unaudited)

	Three Months Ended June 30,
	2026	2025
Revenues	$41,482,053	$37,164,293
Costs and expenses:
Cost of revenue	14,788,122	13,192,715
Amortization and depreciation	8,295,471	7,313,737
Administration expenses	13,020,086	11,211,147
Total costs and expenses	36,103,679	31,717,599

Operating income	5,378,374	5,446,694

Interest expense	(6,905,300)	(6,295,958)
(Loss) gain on foreign exchange	(43,542)	1,095,414
Gain (loss) on fair value of swaps	925,853	(997,165)
Other (expense) income, net	(102,896)	(163,776)
Loss before income taxes	(747,511)	(914,791)
Income tax benefit	(239,125)	(271,066)
Net loss	(508,386)	(643,725)
Net loss attributable to noncontrolling interests	415,275	88,066
Net loss attributable to Reservoir Media, Inc.	$(93,111)	$(555,659)

Loss per common share (Note 13):
Basic	$—	$(0.01)
Diluted	$—	$(0.01)

Weighted average common shares outstanding (Note 13):
Basic	65,752,884	65,369,891
Diluted	65,752,884	65,369,891

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In U.S. dollars)

(Unaudited)

	Three Months Ended June 30,
	2026	2025
Net loss	$(508,386)	$(643,725)
Other comprehensive income:
Translation adjustments	46,167	4,052,168
Total comprehensive (loss) income	(462,219)	3,408,443
Comprehensive loss attributable to noncontrolling interests	415,275	88,066
Total comprehensive (loss) income attributable to Reservoir Media, Inc.	$(46,944)	$3,496,509

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars, except share data)

(Unaudited)

	June 30,	March 31,
	2026	2026
Assets
Current assets
Cash and cash equivalents	$13,660,380	$25,927,462
Accounts receivable	42,706,945	40,832,075
Current portion of royalty advances	15,999,934	16,368,968
Other current assets	4,938,838	9,409,757
Total current assets	77,306,097	92,538,262

Intangible assets, net	799,847,481	788,740,821
Equity method and other investments	2,704,261	2,830,766
Royalty advances, net of current portion and reserves	56,004,440	54,128,586
Property and equipment, net	803,656	661,986
Operating lease right of use assets, net	7,587,776	7,889,862
Fair value of swap assets	1,993,188	1,356,878
Other assets	2,641,076	1,529,920
Total assets	$948,887,975	$949,677,081

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$3,363,899	$4,116,221
Royalties payable	45,334,589	52,323,565
Accrued payroll	807,728	2,672,350
Deferred revenue	3,755,963	2,472,734
Other current liabilities	5,159,837	3,408,651
Income taxes payable	682,208	547,932
Total current liabilities	59,104,224	65,541,453

Secured line of credit	462,151,603	455,705,468
Deferred tax liability	42,013,356	41,786,064
Operating lease liabilities, net of current portion	7,110,527	7,445,152
Fair value of swap liability	—	289,543
Other liabilities	318,697	345,149
Total liabilities	570,698,407	571,112,829

Contingencies and commitments (Note 15)

Shareholders’ Equity
Preferred stock, $0.0001 par value 75,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2026 and March 31, 2026	—	—
Common stock, $0.0001 par value; 750,000,000 shares authorized, 65,930,743 shares issued and outstanding at June 30, 2026; 65,602,509 shares issued and outstanding at March 31, 2026	6,594	6,561
Additional paid-in capital	347,020,691	346,933,189
Retained earnings	31,357,123	31,450,234
Accumulated other comprehensive loss	(624,605)	(670,772)
Total Reservoir Media, Inc. shareholders’ equity	377,759,803	377,719,212
Noncontrolling interest	429,765	845,040
Total shareholders’ equity	378,189,568	378,564,252
Total liabilities and shareholders’ equity	$948,887,975	$949,677,081

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In U.S. dollars, except share data)

(Unaudited)

	For the Three Months Ended June 30, 2026
	Common Stock				Accumulated other
			Additional paid-in	Retained	comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	capital	earnings	(loss) income	interests	equity
Balance, March 31, 2026	65,602,509	$6,561	$346,933,189	$31,450,234	$(670,772)	$845,040	$378,564,252
Share-based compensation	—	—	1,295,456	—	—	—	1,295,456
Vesting of restricted stock units, net of shares withheld for employee taxes	328,234	33	(2,054,621)	—	—	—	(2,054,588)
Reclassification of liability-classified awards to equity-classified awards	—	—	846,667	—	—	—	846,667
Net loss	—	—	—	(93,111)	—	(415,275)	(508,386)
Other comprehensive income	—	—	—	—	46,167	—	46,167
Balance, June 30, 2026	65,930,743	$6,594	$347,020,691	$31,357,123	$(624,605)	$429,765	$378,189,568

	For the Three Months Ended June 30, 2025
	Common Stock				Accumulated other
			Additional paid-in	Retained	comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	capital	earnings	income (loss)	interests	equity
Balance, March 31, 2025	65,239,735	$6,524	$344,145,789	$23,147,570	$(2,422,107)	$1,322,006	$366,199,782
Share-based compensation	—	—	873,978	—	—	—	873,978
Stock option exercises	2,678	—	13,684	—	—	—	13,684
Vesting of restricted stock units, net of shares withheld for employee taxes	248,770	26	(1,382,819)	—	—	—	(1,382,793)
Reclassification of liability-classified awards to equity-classified awards	—	—	995,407	—	—	—	995,407
Net loss	—	—	—	(555,659)	—	(88,066)	(643,725)
Other comprehensive income	—	—	—	—	4,052,168	—	4,052,168
Balance, June 30, 2025	65,491,183	$6,550	$344,646,039	$22,591,911	$1,630,061	$1,233,940	$370,108,501

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

(Unaudited)

	Three Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(508,386)	$(643,725)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Amortization of intangible assets	8,219,304	7,262,026
Depreciation of property and equipment	76,167	51,711
Share-based compensation	1,820,144	1,133,552
Amortization of deferred financing costs	446,135	372,570
(Gain) loss on fair value of swaps	(925,853)	997,165
Loss from equity method investments	126,505	164,228
Deferred income taxes	(239,708)	(271,066)
Changes in operating assets and liabilities, excluding net assets of acquired business:
Accounts receivable	(1,389,510)	3,174,032
Other current assets	(546,817)	(89,887)
Royalty advances	38,389	1,696,322
Other assets and liabilities	214,888	170,465
Accounts payable, accrued expenses and deferred revenue	(1,423,284)	(2,369,707)
Royalties payable	(7,286,554)	(5,524,771)
Income taxes payable	(28,781)	(108,772)
Net cash (used for) provided by operating activities	(1,407,361)	6,014,143

Cash flows from investing activities:
Purchases of music catalogs	(14,670,802)	(7,938,946)
Acquisition of business, net of cash acquired	(5,032,615)	—
Investments in equity affiliates	—	(1,686,788)
Purchases of property and equipment	(84,247)	(33,608)
Net cash used for investing activities	(19,787,664)	(9,659,342)

Cash flows from financing activities:
Proceeds from secured line of credit	6,000,000	—
Proceeds from stock option exercises	—	13,684
Taxes paid related to net share settlement of restricted stock units	(2,054,588)	(1,382,793)
Deferred financing costs paid	—	(1,140,259)
Net cash provided by (used for) financing activities	3,945,412	(2,509,368)

Foreign exchange impact on cash	(41,240)	(374,429)

Net decrease in cash, cash equivalents and restricted cash	(17,290,853)	(6,528,996)
Cash, cash equivalents and restricted cash at beginning of period	31,301,233	21,386,140
Cash, cash equivalents and restricted cash at end of period	$14,010,380	$14,857,144

Reconciliation of Cash and cash equivalents to Consolidated Statements of Cash Flows:

	June 30,	March 31,
	2026	2026

Cash and cash equivalents, as presented in Condensed Consolidated Balance Sheets	$13,660,380	$25,927,462
Restricted cash included in Other current assets	350,000	5,373,771
Cash, cash equivalents and restricted cash as presented in Condensed Consolidated Statements of Cash Flows(a)	$14,010,380	$31,301,233
(a)

Restricted cash included in Other current assets at June 30, 2026 and March 31, 2026 consists of funds placed in escrow in connection with the Viral Wave Acquisition that was completed in April 2026 and are legally restricted as to withdrawal of use. Restricted cash is recorded at cost which approximates fair value. See Note 5, Acquisitions.

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

Reservoir Media, Inc., a Delaware corporation (the “Company”), is an independent music company based in New York City, New York and with offices in Los Angeles, Nashville, Toronto, London, Abu Dhabi, Mumbai and Cairo.

Following a business combination between Roth CH Acquisition II Co. (“ROCC”) and Reservoir Holdings, Inc., a Delaware corporation (“RHI”), on July 28, 2021 (the “Business Combination”), the Company’s legal name became “Reservoir Media, Inc.” The common stock, $0.0001 par value per share, of the Company (the “Common Stock”) is traded on The Nasdaq Stock Market LLC (“NASDAQ”) under the ticker symbol “RSVR.”

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

NOTE 2. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiaries and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. All intercompany transactions and balances have been eliminated in these condensed consolidated financial statements. Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s audited financial statements as of and for the fiscal years ended March 31, 2026 and 2025.

The condensed consolidated balance sheet of the Company as of March 31, 2026, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures, including certain notes required by U.S. GAAP on an annual reporting basis.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for the three months ended June 30, 2026 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending March 31, 2027 or any other period.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 4. REVENUE RECOGNITION

For the Company’s operating and reportable segments, Music Publishing and Recorded Music, the Company accounts for a contract when it has legally enforceable rights and obligations and collectability of consideration is probable. The Company identifies the performance obligations and determines the transaction price associated with the contract. Revenue is recognized when, or as, control of the promised services or goods is transferred to the Company’s customers, and in an amount that reflects the consideration to which the Company is expected to be entitled in exchange for those services or goods. Certain of the Company’s arrangements include licenses of intellectual property with consideration in the form of sales- and usage-based royalties. Royalty revenue is recognized when the subsequent sale or usage occurs using the best estimates available of the amounts that will be received by the Company. The Company recognized revenue of $175,689 and $114,218 from performance obligations satisfied in previous periods for the three months ended June 30, 2026 and 2025, respectively.

Disaggregation of Revenue

The Company’s revenue consisted of the following categories during the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025
Revenue by Type
Digital	$15,354,854	$14,310,164
Performance	5,620,830	4,784,639
Synchronization	4,021,242	4,153,411
Mechanical	580,344	621,622
Other	935,621	1,063,630
Total Music Publishing	26,512,891	24,933,466

Digital	9,856,228	8,035,214
Physical	1,650,606	1,071,879
Neighboring rights	1,146,975	1,072,507
Synchronization	1,446,583	264,723
Total Recorded Music	14,100,392	10,444,323

Other revenue	868,770	1,786,504
Total revenue	$41,482,053	$37,164,293

	Three Months Ended June 30,
	2026	2025
Revenue by Geographical Location
United States Music Publishing	$15,035,925	$14,119,702
United States Recorded Music	6,434,001	5,411,322
United States other revenue	868,770	1,786,504
Total United States	22,338,696	21,317,528
International Music Publishing	11,476,966	10,813,764
International Recorded Music	7,666,391	5,033,001
Total International	19,143,357	15,846,765
Total revenue	$41,482,053	$37,164,293

Only the United States represented 10% or more of the Company’s total revenues during the three months ended June 30, 2026 and 2025.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Deferred Revenue

The following table reflects the change in deferred revenue during the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025
Balance at beginning of period	$2,472,734	$1,885,462
Recognized in Viral Wave Acquisition	90,553	—
Cash received during period	3,169,809	2,701,296
Revenue recognized during period(a)	(1,977,133)	(1,846,534)
Balance at end of period	$3,755,963	$2,740,224
(a)	Includes revenues of $1,118,183 during the three months ended June 30, 2026 related to the balance of deferred revenue at April 1, 2026. Includes revenues of $1,304,065 during the three months ended June 30, 2025 related to the balance of deferred revenue at April 1, 2025.

NOTE 5. ACQUISITIONS

Viral Wave Business Combination

PopArabia FZ-LLC, a subsidiary of the Company, completed the acquisition of all of the issued and outstanding share capital of ViralWave Content Consultancy DWC-LLC (“Viral Wave”) (the “Viral Wave Acquisition”). The Viral Wave Acquisition closed on April 7, 2026 following required regulatory approvals. Purchase price consideration in the Viral Wave Acquisition totaled $5,892,734, consisting of $5,372,734 of cash paid, $350,000 of deferred purchase price and $170,000 of contingent consideration. The purchase price is subject to customary working capital and other purchase price adjustments.

Viral Wave is a music and entertainment organization specializing in content distribution throughout the Middle East and North Africa region (“MENA”). The acquisition is expected to support the Company’s strategy to expand its presence in emerging markets, including MENA, as well as among global Arabic-language audiences.

The Viral Wave Acquisition was accounted for as a business combination in accordance with FASB ASC Topic 805, Business Combinations using the acquisition method of accounting. The allocation of purchase price consideration to the preliminary fair value of the net assets acquired is as follows:

Cash and cash equivalents	$340,119
Other current assets	491,394
Intangible assets	3,379,457
Royalty advances	1,530,120
Property and equipment	133,590
Current liabilities	(550,120)
Deferred tax liability	(302,271)
Total identifiable net assets	5,022,289
Goodwill	870,445
Total consideration	$5,892,734

The preliminary fair value of identifiable intangible assets subject to amortization is $3,379,457 and consists of music distribution customer relationships, mobile carrier distribution agreements and a recorded music catalog, which have preliminary fair values of $1,474,883, $1,352,823 and $551,750, respectively. The weighted average amortization period of all identifiable intangible assets is 9.2 years.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The excess of the purchase price over the preliminary fair value of net assets acquired of $870,445 has been recorded as goodwill, which is classified as Other assets in the June 30, 2026 condensed consolidated balance sheet. Goodwill arising from the Viral Wave Acquisition has been assigned to the Company’s Recorded Music segment.

The purchase price allocation is preliminary and subject to revision as the Company obtains additional information necessary to finalize its estimates, primarily related to the valuation of identifiable intangible assets acquired, and may also include other assets acquired and liabilities assumed.

The results of operations of Viral Wave have been included in our consolidated financial statements from the acquisition date of April 7, 2026.

Transaction costs related to the Viral Wave Acquisition were not material and are included in administration expenses in the accompanying condensed consolidated statements of operation.

Asset Acquisitions

In the ordinary course of business, the Company regularly acquires publishing and recorded music catalogs, which are typically accounted for as asset acquisitions. During the three months ended June 30, 2026 and 2025, the Company completed such acquisitions totaling $15,846,511 and $3,791,366, respectively, inclusive of deferred acquisition payments. The weighted average amortization periods for music catalogs acquired in asset acquisitions during the three months ended June 30, 2026 and 2025 were determined to be 26.7 years and 30 years, respectively.

NOTE 6. INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following as of June 30, 2026 and March 31, 2026:

	June 30,	March 31,
	2026	2026
Intangible assets subject to amortization:
Publishing and recorded music catalogs	$991,906,727	$975,400,109
Other intangible assets	3,783,699	954,397
Gross intangible assets	995,690,426	976,354,506
Accumulated amortization	(195,842,945)	(187,613,685)
Intangible assets, net	$799,847,481	$788,740,821

Straight-line amortization expense totaled $8,219,304 and $7,262,026 during the three months ended June 30, 2026 and 2025, respectively.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 7. ROYALTY ADVANCES

The Company made royalty advances totaling $3,702,065 and $2,686,189 during the three months ended June 30, 2026 and 2025, respectively, recoupable from the writer’s or artist’s share of future royalties otherwise payable, in varying amounts. Advances expected to be recouped within the next twelve months are classified as current assets, with the remainder classified as noncurrent assets, net of reserves for amounts that may not be recoverable.

The following table reflects the change in royalty advances, net during the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30 ,
	2026	2025
Balance at beginning of period	$70,497,554	$70,690,618
Recognized in Viral Wave Acquisition	1,530,120	—
Additions	3,702,065	2,686,189
Recoupments	(3,740,454)	(4,382,511)
Foreign currency translation	15,089	433,472
Balance at end of period	$72,004,374	$69,427,768

NOTE 8. SECURED LINE OF CREDIT

Long-term debt consists of the following:

	June 30,	March 31,
	2026	2026
Secured line of credit	$464,828,410	$458,828,410
Debt issuance costs, net	(2,676,807)	(3,122,942)
	$462,151,603	$455,705,468

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

The maturity date of the loans advanced under the Senior Credit Facility is December 16, 2027. The interest rate on borrowings under the Senior Credit Facility is equal to, at the Company’s option, either (i) the sum of a base rate plus a margin of 1.00% or (ii) the sum of a Secured Overnight Financing Rate (“SOFR”) rate plus a margin of 2.00%, in each case subject to a 0.25% increase based on a consolidated net senior debt to library value ratio. RMM is also required to pay an unused fee in respect of unused commitments under the Senior Credit Facility, if any, at a rate of 0.25% per annum. Substantially all tangible and intangible assets of the Company, RHI, RMM and the other subsidiaries are pledged as collateral to secure the obligations of RMM under the RMM Credit Agreement.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As described above, the Senior Credit Facility also includes an “accordion feature” that permits RMM to seek additional commitments in an amount not to exceed $150,000,000. As of June 30, 2026, the Senior Credit Facility had a borrowing capacity of $550,000,000, with remaining borrowing availability of $85,171,590.

Interest Rate Swaps

At June 30, 2026, RMM had the following interest rate swaps outstanding, under which it pays a fixed rate and receives a floating interest payment from the counterparty based on SOFR:

	Notional
	Amount at
	June 30,	Pay Fixed
Effective Date	2026	Rate	Maturity
September 30, 2024	$100,000,000	2.946%	December 2027
September 30, 2024	$50,000,000	3.961%	December 2027
August 29, 2025	$65,000,000	3.405%	December 2027

NOTE 9. INCOME TAXES

Income tax benefit for the three months ended June 30, 2026 and 2025 was $239,125 (32.0% effective tax rate) and $271,066 (29.6% effective tax rate), respectively. Income tax benefit during the three months ended June 30, 2026 reflects excess tax benefits related to share-based compensation. The change in effective income tax rate during these periods also reflects the amount and mix of income (loss) from multiple tax jurisdictions.

NOTE 10. SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid and income taxes paid for the three months ended June 30, 2026 and 2025 were comprised of the following:

	Three Months Ended June 30,
	2026	2025
Interest paid	$6,457,464	$5,924,841
Income taxes paid	$54,200	$108,773

Non-cash investing and financing activities for the three months ended June 30, 2026 and 2025 were comprised of the following:

	Three Months Ended June 30,
	2026	2025
Acquired intangible assets included in other current liabilities and other liabilities	$1,900,000	$275,000
Deferred consideration and contingent consideration included in other current liabilities and other liabilities	$520,000	$—
Reclassification of liability-classified awards to equity-classified awards	$846,667	$995,407

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 11. WARRANTS

As of June 30, 2026, the Company’s outstanding warrants included 5,750,000 publicly-traded warrants (the “Public Warrants”), which were issued during ROCC’s initial public offering on December 15, 2020, and 137,500 warrants sold in a private placement to ROCC’s sponsor (the “Private Warrants” and together with the Public Warrants, the “Warrants”), which were assumed by the Company in connection with the Business Combination and exchanged into warrants for shares of Common Stock. Each whole Warrant entitled the registered holder to purchase one whole share of Common Stock at a price of $11.50 per share, provided that the Company has an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Warrants expired on July 28, 2026.

NOTE 12. SHARE-BASED COMPENSATION

Share-based compensation expense totaled $1,820,144 ($1,419,727, net of taxes) and $1,133,552 ($882,507, net of taxes) during the three months ended June 30, 2026 and 2025, respectively. Share-based compensation expense is classified as “Administration expenses” in the accompanying condensed consolidated statements of operations.

During the three months ended June 30, 2026 and 2025, the Company granted restricted stock units (“RSUs”) to satisfy previous obligations to issue a variable number of equity awards based on a fixed monetary amount. Prior to the issuance of these RSUs, the Company classified these awards as liabilities. Upon issuance of the RSUs, the awards became equity-classified as they no longer met the criteria to be liability-classified and as a result liabilities of $846,667 and $995,407 were reclassified from accounts payable and accrued liabilities to additional paid-in capital during the three months ended June 30, 2026 and 2025, respectively.

NOTE 13. LOSS PER SHARE

The following table summarizes the basic and diluted loss per common share calculation for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025
Basic loss per common share
Net loss attributable to Reservoir Media, Inc.	$(93,111)	$(555,659)
Weighted average common shares outstanding - basic	65,752,884	65,369,891
Loss per common share - basic	$—	$(0.01)

Diluted loss per common share
Net loss attributable to Reservoir Media, Inc.	$(93,111)	$(555,659)
Weighted average common shares outstanding - basic	65,752,884	65,369,891
Weighted average effect of potentially dilutive securities:
Effect of dilutive stock options and RSUs	—	—
Weighted average common shares outstanding - diluted	65,752,884	65,369,891
Loss per common share - diluted	$—	$(0.01)

Because of their anti-dilutive effect, 7,663,056 shares of Common Stock equivalents, comprised of 1,258,454 stock options, 517,102 RSUs and 5,887,500 warrants have been excluded from the diluted earnings per share calculation for the three months ended June 30, 2026. Because of their anti-dilutive effect, 7,863,770 shares of Common Stock equivalents, comprised of 1,258,454 stock options, 717,816 RSUs and 5,887,500 warrants have been excluded from the diluted earnings per share calculation for the three months ended June 30, 2025.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The fair value of the outstanding interest rate swaps consisted of a $1,993,188 asset as of June 30, 2026 and a $1,356,878 asset and a $289,543 liability at March 31, 2026. Fair value is determined using Level 2 inputs, which are based on quoted prices and market observable data of similar instruments. The change in the unrealized fair value of the swaps during the three months ended June 30, 2026 and 2025 of $925,853 and $(997,165), respectively, was recorded as a gain (loss) on fair value of swaps.

(c)	Foreign Exchange Risk

The Company is exposed to foreign exchange risk in fluctuations of currency rates on its revenue from royalties, writers’ fees and its subsidiaries’ operations.

(d)	Financial Instruments

Financial instruments not described elsewhere include cash, accounts receivable, accounts payable, accrued liabilities and the Company’s secured line of credit. The carrying values of these instruments as of June 30, 2026 do not differ materially from their respective fair values due to the immediate or short-term duration of these items or their bearing market-related rates of interest.

NOTE 15. CONTINGENCIES AND COMMITMENTS

Litigation

The Company is subject to claims and contingencies in the normal course of business. To the extent the Company cannot determine whether a loss is probable based on the uncertain outcome of the claims and contingencies or estimate the amount of any loss that may result, no provision for any contingent liabilities has been made in the condensed consolidated financial statements. The Company believes that losses resulting from these matters, if any, would not have a material adverse effect on the financial position, results of operations or cash flows of the Company. When applicable, all such matters which the Company concludes are probable to result in a loss and for which management can reasonably estimate the amount of such loss have been accrued for within these condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

The following tables present total revenue and OIBDA by segment, significant segment expenses, which are expenses that are included in OIBDA, significant to the segment considering qualitative and quantitative factors and regularly provided or easily computed from information regularly provided to the CODM, and a reconciliation of OIBDA to income before income taxes for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
	Music	Recorded
	Publishing	Music	Total
Reportable segment revenue	$26,512,891	$14,100,392	$40,613,283
Other revenue(a)			868,770
Consolidated revenue			$41,482,053
Significant segment expenses:
Cost of revenue	10,475,141	4,312,981
Administration expenses	8,266,979	3,677,771
Reportable segment OIBDA	$7,770,771	$6,109,640	13,880,411
Other loss(a)			(206,566)
Amortization and depreciation			(8,295,471)
Interest expense			(6,905,300)
Loss on foreign exchange			(43,542)
Gain on fair value of swaps			925,853
Other expense, net			(102,896)
Loss before income taxes			$(747,511)

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

	Three Months Ended June 30, 2025
	Music	Recorded
	Publishing	Music	Total
Reportable segment revenue	$24,933,466	$10,444,323	$35,377,789
Other revenue(a)			1,786,504
Consolidated revenue			$37,164,293
Significant segment expenses:
Cost of revenue	10,436,807	2,755,908
Administration expenses	6,932,820	2,834,435
Reportable segment OIBDA	$7,563,839	$4,853,980	12,417,819
Other profit(a)			342,612
Amortization and depreciation			(7,313,737)
Interest expense			(6,295,958)
Gain on foreign exchange			1,095,414
Loss on fair value of swaps			(997,165)
Other expense, net			(163,776)
Loss before income taxes			$(914,791)
(a)	Other revenue and other profit (loss) relate to the Company’s artist management operating segment, which does not meet the quantitative thresholds for determining reportable segments in any period presented.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and are intended to be covered by the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “predict,” “project,” “target,” “goal,” “intend,” “continue,” “could,” “may,” “might,” “shall,” “should,” “will,” “would,” “plan,” “possible,” “potential,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. In addition, any statements that refer to expectations, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current expectations, projections and beliefs based on information currently available. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Company that may cause its actual business, financial condition, results of operations, performance and/or achievements to be materially different from any future business, financial condition, results of operations, performance and/or achievements expressed or implied by these forward-looking statements. Because some of these risks and uncertainties cannot be predicted or quantified, you should not rely on our forward-looking statements as predictions of future events. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in the Company’s Annual Report on Form 10-K (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 28, 2026 and the Company’s other filings with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. You should read this Quarterly Report with the understanding that actual future events or future performance might be materially different from our expectations.

Introduction

We are a holding company that conducts substantially all of our business operations through Reservoir Media Management, Inc. (“RMM”). RMM is one of the world’s leading independent music companies. We operate a music publishing business, a recorded music business, a management business and a rights management entity in the Middle East.

Recent Developments

On March 4, 2026, we announced that the Company’s Board of Directors (the “Board”) formed a special committee of independent and disinterested directors of the Board (the “Special Committee”) to evaluate unsolicited, non-binding proposals received from certain of the Company’s shareholders to acquire the Company’s outstanding equity, including proposals from Irenic Capital Management LP (“Irenic”) and from Richmond Hill Investment Co. LP (“Richmond Hill”) and Wesbild Inc. (“Wesbild” and together with Richmond Hill “Wesbild/Richmond”) (together the “Proposals”). For additional information regarding the Proposals, see “Recent Developments” in the Annual Report. On May 1, 2026, we announced that the Special Committee engaged Morgan Stanley & Co. LLC as its financial advisor and Wachtell, Lipton, Rosen & Katz as its legal counsel in connection with the Special Committee’s evaluation of the Proposals. There can be no assurance that any definitive agreement will result from either of the Proposals or that any transaction will be consummated with Irenic, Richmond Hill, Wesbild or any other party.

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

Results of Operations

Statement of Operations

Our statement of operations was composed of the following amounts (in thousands):

	For the Three Months Ended
	June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change
Revenues	$41,482	$37,164	$4,318	12%
Costs and expenses:
Cost of revenue	14,788	13,193	1,595	12%
Amortization and depreciation	8,295	7,314	982	13%
Administration expenses	13,020	11,211	1,809	16%
Total costs and expenses	36,104	31,718	4,386	14%

Operating income	5,378	5,447	(68)	(1)%

Interest expense	(6,905)	(6,296)	(609)	10%
(Loss) gain on foreign exchange	(44)	1,095	(1,139)	NM
Gain (loss) on fair value of swaps	926	(997)	1,923	NM
Other (expense) income, net	(103)	(164)	61	(37)%
Loss before income taxes	(748)	(915)	167	(18)%
Income tax benefit	(239)	(271)	32	(12)%
Net loss	(508)	(644)	135	(21)%
Net loss attributable to noncontrolling interests	415	88	327	NM
Net loss attributable to Reservoir Media, Inc.	$(93)	$(556)	$463	(83)%

NM – Not meaningful

Revenues

Our revenues were composed of the following amounts (in thousands):

	For the Three Months Ended
	June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change
Revenue by Type
Digital	$15,355	$14,310	$1,045	7%
Performance	5,621	4,785	836	17%
Synchronization	4,021	4,153	(132)	(3)%
Mechanical	580	622	(41)	(7)%
Other	936	1,064	(128)	(12)%
Total Music Publishing	26,513	24,933	1,579	6%

Digital	9,856	8,035	1,821	23%
Physical	1,651	1,072	579	54%
Neighboring rights	1,147	1,073	74	7%
Synchronization	1,447	265	1,182	NM
Total Recorded Music	14,100	10,444	3,656	35%

Other revenue	869	1,787	(918)	(51)%
Total Revenue	$41,482	$37,164	$4,318	12%

NM – Not meaningful

	For the Three Months Ended
	June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change
Revenue by Geographical Location
U.S. Music Publishing	$15,036	$14,120	$916	6%
U.S. Recorded Music	6,434	5,411	1,023	19%
U.S. Other Revenue	869	1,787	(918)	(51)%
Total U.S.	22,339	21,318	1,021	5%
International Music Publishing	11,477	10,814	663	6%
International Recorded Music	7,666	5,033	2,633	52%
Total International	19,143	15,847	3,297	21%
Total Revenue	$41,482	$37,164	$4,318	12%

Three Months Ended June 30, 2026 vs. Three Months Ended June 30, 2025

Total revenues increased by $4,318 thousand, or 12%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, driven by a 35% increase in Recorded Music revenues and a 6% increase in Music Publishing revenues. Music Publishing revenues represented 64% and 67% of total revenues for the three months ended June 30, 2026 and the three months ended June 30, 2025, respectively. Recorded Music revenues represented 34% and 28% of total revenues for the three months ended June 30, 2026 and the three months ended June 30, 2025, respectively. U.S. and international revenues represented 54% and 46%, respectively, of total revenues for the three months ended June 30, 2026. U.S. and international revenues represented 57% and 43%, respectively, of total revenues for the three months ended June 30, 2025. The shift in geographic mix is primarily attributable to the acquisition of ViralWave Content Consultancy DWC-LLC (“Viral Wave”) (the “Viral Wave Acquisition”).

Total digital revenues increased by $2,866 thousand, or 13%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to the acquisition of additional music catalogs and continued growth at music streaming services. Total digital revenues represented 61% and 60% of total revenues for the three months ended June 30, 2026 and the three months ended June 30, 2025, respectively.

Music Publishing revenues increased by $1,579 thousand, or 6%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This increase in Music Publishing revenues was due to a $1,045 thousand increase in digital revenue, primarily due to the acquisition of additional music catalogs and continued growth at music streaming services and an $836 thousand increase in performance revenue driven by the performance of hit songs. These increases were partially offset by a $132 thousand decrease in synchronization revenue driven by the timing of licenses and a $128 thousand decrease in other revenue.

On a geographic basis, U.S. Music Publishing revenues represented 57% of total Music Publishing revenues for the three months ended June 30, 2026 and the three months ended June 30, 2025. International Music Publishing revenues represented 43% of total Music Publishing revenues for the three months ended June 30, 2026 and the three months ended June 30, 2025.

Recorded Music revenues increased by $3,656 thousand, or 35%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This increase in Recorded Music revenues was mainly due to a $1,821 thousand increase in digital revenue, primarily due to the acquisition of additional music catalogs and continued growth at music streaming services, a $1,182 thousand increase in synchronization revenue driven by the timing of licenses, and a $579 thousand increase in physical due to timing of release schedules.

On a geographic basis, U.S. Recorded Music revenues represented 46% of total Recorded Music revenues for the three months ended June 30, 2026 compared to 52% for the three months ended June 30, 2025. International Recorded Music revenues represented 54% of total Recorded Music revenues for the three months ended June 30, 2026 compared to 48% for the three months ended June 30, 2025. The shift in geographic mix is primarily attributable to the Viral Wave Acquisition.

Cost of Revenue

Our cost of revenue was composed of the following amounts (in thousands):

	For the Three Months Ended
	June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change
Writer royalties and other publishing costs	$10,475	$10,437	$38	—%
Artist royalties and other recorded music costs	4,313	2,756	1,557	56%
Total cost of revenue	$14,788	$13,193	$1,595	12%

Three Months Ended June 30, 2026 vs. Three Months Ended June 30, 2025

Cost of revenue increased by $1,595 thousand, or 12%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily as a result of an increase in revenues. Cost of revenue as a percentage of revenues increased to 36% for the three months ended June 30, 2026 from 35% for the three months ended June 30, 2025, reflecting an increase in cost of revenue as a percentage of revenue in the Recorded Music segment.

Writer royalties and other publishing costs for the Music Publishing segment increased by $38 thousand during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Writer royalties and other publishing costs as a percentage of Music Publishing revenues decreased to 40% for the three months ended June 30, 2026 from 42% for the three months ended June 30, 2025, driven primarily by the change in the mix of revenue by type and songwriting clients with their specific contractual royalty rates being applied to the revenues.

Artist royalties and other recorded music costs for the Recorded Music segment increased by $1,557 thousand, or 56%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Artist royalties and other recorded music costs as a percentage of Recorded Music revenues increased to 31% for the three months ended June 30, 2026 from 26% for the three months ended June 30, 2025, driven primarily by the change in the mix of revenue by type to a higher percentage of physical sales, as well as the addition of revenues from Viral Wave, both of which carry higher costs.

Amortization and Depreciation

Three Months Ended June 30, 2026 vs. Three Months Ended June 30, 2025

Amortization and depreciation expense increased by $982 thousand, or 13%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to the acquisition of additional music catalogs.

Administration Expenses

Our administration expenses are composed of the following amounts (in thousands):

	For the Three Months Ended
	June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change
Music Publishing administration expenses	$8,267	$6,933	$1,334	19%
Recorded Music administration expenses	3,678	2,834	843	30%
Other administration expenses	1,075	1,444	(369)	(26)%
Total administration expenses	$13,020	$11,211	$1,809	16%

Three Months Ended June 30, 2026 vs. Three Months Ended June 30, 2025

Total administration expenses increased by $1,809 thousand, or 16%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, driven primarily by increases in administration expenses in the Music Publishing and Recorded Music segments, partially offset by a decrease in other administration expenses. The increase also reflects $201 thousand of professional fees incurred in connection with structuring associated with certain strategic growth initiatives, the Viral Wave Acquisition and by the Special Committee (the “Transaction costs”). Expressed as a percentage of revenues, administration expenses increased to 31% for the three months ended June 30, 2026 from 30% for the three months ended June 30, 2025.

Music Publishing administration expenses increased by $1,334 thousand, or 19%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Expressed as a percentage of revenues, Music Publishing administration expenses increased to 31% for the three months ended June 30, 2026 from 28% for the three months ended June 30, 2025, primarily as a result of an increase in share-based compensation and professional fees incurred in connection with structuring associated with certain strategic growth initiatives.

Recorded Music administration expenses increased by $843 thousand, or 30%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Expressed as a percentage of revenue, Recorded Music administration expenses decreased to 26% for the three months ended June 30, 2026 from 27% for the three months ended June 30, 2025, primarily due to taking advantage of operating leverage on the Recorded Music platform.

Other administration expenses decreased by $369 thousand, or 26%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to selling expenses associated with our artist management business, consisting mostly of manager compensation.

Operating Income

Three Months Ended June 30, 2026 vs. Three Months Ended June 30, 2025

Operating income decreased by $68 thousand, or 1%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily driven by an increase in administration expenses and amortization and depreciation, partially offset by an increase in revenues. Operating income margin (operating income expressed as a percentage of revenues) decreased to 13% during the three months ended June 30, 2026 from 15% during the three months ended June 30, 2025 primarily due to an increase in administration expenses as a percentage of revenue.

Interest Expense

Three Months Ended June 30, 2026 vs. Three Months Ended June 30, 2025

Interest expense increased by $609 thousand, or 10%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, driven primarily by increased debt balances due to use of funds in acquisitions of music catalogs and writer signings.

(Loss) Gain on Foreign Exchange

Three Months Ended June 30, 2026 vs. Three Months Ended June 30, 2025

(Loss) gain on foreign exchange was $(44) thousand during the three months ended June 30, 2026 compared to $1,095 thousand during the three months ended June 30, 2025. This change was due to fluctuations in the two foreign currencies we are directly exposed to, namely British pound sterling and euro.

Gain (Loss) on Fair Value of Swaps

Three Months Ended June 30, 2026 vs. Three Months Ended June 30, 2025

Gain (loss) on fair value of swaps was $926 thousand for the three months ended June 30, 2026 compared to $(997) thousand for the three months ended June 30, 2025. This change was due to marking to market our interest rate swap hedges.

Other (Expense) Income, Net

Three Months Ended June 30, 2026 vs. Three Months Ended June 30, 2025

Other (expense) income, net during the three months ended June 30, 2026 and the three months ended June 30, 2025 was comprised primarily of the Company’s recognition of its share of losses incurred by equity method investments.

Income Tax Benefit

Three Months Ended June 30, 2026 vs. Three Months Ended June 30, 2025

Income tax benefit was $239 thousand during the three months ended June 30, 2026 compared to $271 thousand during the three months ended June 30, 2025. The effective income tax rate during the three months ended June 30, 2026 was 32.0% compared to 29.6% during the three months ended June 30, 2025. Income tax benefit during the three months ended June 30, 2026 reflects excess tax benefits related to share-based compensation. The change in effective income tax rate during these periods also reflects the amount and mix of income (loss) from multiple tax jurisdictions.

Net Loss

Three Months Ended June 30, 2026 vs. Three Months Ended June 30, 2025

Net loss was $508 thousand during the three months ended June 30, 2026 compared to $644 thousand during the three months ended June 30, 2025. This change was driven primarily by the change in gain (loss) on fair value of swaps, partially offset by the change in (loss) gain on foreign exchange and an increase in interest expense.

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

Reconciliation of Operating Income to OIBDA

We use OIBDA as our primary measure of financial performance. The following tables reconcile consolidated operating income to OIBDA and present OIBDA for our reportable segments (in thousands):

	Consolidated
	For the Three Months Ended
	June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change
Revenues	$41,482	$37,164	$4,318	12%
Cost of revenue	14,788	13,193	1,595	12%
Administration expenses	13,020	11,211	1,809	16%
OIBDA	13,674	12,760	913	7%
Amortization and depreciation	8,295	7,314	982	13%
Operating income	$5,378	$5,447	$(68)	(1)%

OIBDA Margin	33%	34%

	Music Publishing
	For the Three Months Ended
	June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change
Revenues	$26,513	$24,933	$1,579	6%
Cost of revenue	10,475	10,437	38	—%
Administration expenses	8,267	6,933	1,334	19%
OIBDA	$7,771	$7,564	$207	3%

OIBDA Margin	29%	30%

	Recorded Music
	For the Three Months Ended
	June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change
Revenues	$14,100	$10,444	$3,656	35%
Cost of revenue	4,313	2,756	1,557	56%
Administration expenses	3,678	2,834	843	30%
OIBDA	$6,110	$4,854	$1,256	26%

OIBDA Margin	43%	46%

OIBDA

Three Months Ended June 30, 2026 vs. Three Months Ended June 30, 2025

OIBDA increased by $913 thousand, or 7%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, driven by increases in Music Publishing OIBDA and Recorded Music OIBDA, partially offset by a $549 thousand decrease in Other OIBDA associated with our artist management business. Expressed as a percentage of revenue, OIBDA Margin decreased to 33% for the three months ended June 30, 2026 from 34% for the three months ended June 30, 2025.

Music Publishing OIBDA increased by $207 thousand, or 3%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Expressed as a percentage of revenue, Music Publishing OIBDA Margin decreased to 29% for the three months ended June 30, 2026 from 30% for the three months ended June 30, 2025. The increase in Music Publishing OIBDA primarily reflects an increase in revenues, partially offset by an increase in administration expenses. The decrease in OIBDA Margin primarily reflects an increase in administration expenses as a percentage of revenues, partially offset by a decrease in cost of revenue as a percentage of revenue.

Recorded Music OIBDA increased by $1,256 thousand, or 26% during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Expressed as a percentage of revenue, Recorded Music OIBDA Margin decreased to 43% for the three months ended June 30, 2026 from 46% for the three months ended June 30, 2025. The increase in Recorded Music OIBDA primarily reflects an increase in revenues. The decrease in OIBDA Margin primarily reflects an increase in cost of revenue as a percentage of revenues, partially offset by a decrease in administration expenses as a percentage of revenues.

Reconciliation of Net Loss to EBITDA and Adjusted EBITDA

The following table reconciles net loss to Adjusted EBITDA (in thousands):

	For the Three Months Ended
	June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change
Net loss	$(508)	$(644)	$136	(21)%
Income tax benefit	(239)	(271)	32	(12)%
Interest expense	6,905	6,296	609	10%
Amortization and depreciation	8,295	7,314	981	13%
EBITDA	14,453	12,695	1,758	14%
Loss (gain) on foreign exchange(a)	44	(1,095)	1,139	NM
(Gain) loss on fair value of swaps(b)	(926)	997	(1,923)	NM
Non-cash share-based compensation(c)	1,820	1,134	686	60%
Transaction costs(d)	201	—	201	NM
Other expense (income), net(e)	103	164	(61)	(37)%
Adjusted EBITDA	$15,695	$13,895	$1,800	13%

NM – Not meaningful

(a)	Reflects the loss or (gain) on foreign exchange fluctuations.
(b)	Reflects the non-cash loss or (gain) on the mark-to-market of interest rate swaps.
(c)	Reflects non-cash share-based compensation expense related to the Reservoir Media, Inc. 2021 Omnibus Incentive Plan.
(d)	Reflects transaction costs, consisting primarily of professional fees, incurred in connection with structuring associated with certain strategic growth initiatives, the Viral Wave Acquisition and by the Special Committee.
(e)	Reflects the Company’s share of losses recorded by equity method investments.

Three Months Ended June 30, 2026 vs. Three Months Ended June 30, 2025

Adjusted EBITDA increased by $1,800 thousand, or 13%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily as a result of an increase in revenues, partially offset by an increase in administration expenses.

Liquidity and Capital Resources

Capital Resources

As of June 30, 2026, we had $462,152 thousand of debt (net of $2,677 thousand of deferred financing costs) and $13,660 thousand of cash and cash equivalents.

Cash Flows

The following table summarizes our historical cash flows (in thousands).

	For the Three Months Ended
	June 30,		2026 vs.2025
	2026	2025	$ Change	% Change
Cash (used for) provided by:
Operating activities	$(1,407)	$6,014	$(7,421)	NM
Investing activities	$(19,788)	$(9,659)	$(10,129)	105%
Financing activities	$3,945	$(2,509)	$6,454	NM

NM – Not meaningful

Operating Activities

Cash (used for) provided by operating activities was $(1,407) thousand for the three months ended June 30, 2026 compared to $6,014 thousand for the three months ended June 30, 2025. The primary driver of the $7,421 thousand change in cash (used for) provided by operating activities during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was an increase in cash used for working capital. The increase in cash used for working capital was due primarily to the timing of collections of accounts receivable and royalty payments to artists, as well as the timing of royalty advance recoupments, partially offset by the timing of payments of accounts payable.

Investing Activities

Cash used for investing activities was $19,788 thousand for the three months ended June 30, 2026 compared to $9,659 thousand for the three months ended June 30, 2025. The increase in cash used in investing activities was primarily due to an increase in acquisitions of music catalogs and the Viral Wave Acquisition, partially offset by a decrease in investments in equity affiliates.

Financing Activities

Cash provided by (used for) financing activities was $3,945 thousand for the three months ended June 30, 2026 compared to $(2,509) thousand for the three months ended June 30, 2025. The change in cash provided by (used for) financing activities primarily reflects an increase in borrowings from the secured line of credit and the nonrecurrence of the payment of deferred financing costs. These factors were partially offset by an increase in taxes paid related to the net share settlement of restricted stock units.

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

Existing Debt as of June 30, 2026

As of June 30, 2026, our outstanding debt consisted of $464,828 thousand borrowed under the Senior Credit Facility. As of June 30, 2026, remaining borrowing availability under the Senior Credit Facility was $85,172 thousand.

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

Guarantees and Security

The obligations under the Senior Credit Facility are guaranteed by us, RHI and certain subsidiaries of RMM. Substantially all of our, RHI’s, RMM’s and other subsidiaries’ tangible and intangible assets are pledged as collateral to secure the obligations of RMM under the Senior Credit Facility, including accounts receivable, cash and cash equivalents, deposit accounts, securities accounts, commodities accounts, inventory and certain intercompany debt owing to us or our subsidiaries.

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

Covenant Compliance

The Senior Credit Facility contains financial covenants that require us, on a consolidated basis with our subsidiaries, to maintain, (i) a fixed charge coverage ratio of not less than 1.10:1.00 for each four fiscal quarter period, and (ii) a consolidated senior debt to library value ratio of no greater than 0.45:1.00, subject to certain adjustments.

Non-compliance with the fixed charge coverage ratio and consolidated senior debt to library value ratio could result in the lenders, subject to customary cure rights, requiring the immediate payment of all amounts outstanding under the Senior Credit Facility, which could have a material adverse effect on our business, cash flows, financial condition and results of operations. As of June 30, 2026, we were in compliance with both of the financial covenants and all non-financial covenants under the Senior Credit Facility.

Interest Rate Swaps

At June 30, 2026, RMM had the following interest rate swaps outstanding, under which it pays a fixed rate and receives a floating interest payment from the counterparty based on SOFR (in thousands):

	Notional
	Amount at
	June 30,	Pay Fixed
Effective Date	2026	Rate	Maturity
September 30, 2024	$100,000	2.946%	December 2027
September 30, 2024	$50,000	3.961%	December 2027
August 29, 2025	$65,000	3.405%	December 2027

Dividends

Our ability to pay dividends to Reservoir Media, Inc.’s shareholders is restricted by covenants in the Senior Credit Facility. We did not pay any dividends to Reservoir Media, Inc.’s shareholders during the three months ended June 30, 2026.

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

Contractual and Other Obligations

As of June 30, 2026, there have been no material changes, outside the ordinary course of business, in our contractual obligations since March 31, 2026. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual and Other Obligations” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on May 28, 2026 for information regarding our contractual obligations.

Critical Accounting Policies

As of June 30, 2026, there have been no material changes to our critical accounting policies since March 31, 2026. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on May 28, 2026 for information regarding our critical accounting policies. We believe that our accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the amounts reported in those condensed consolidated financial statements and the accompanying notes thereto. We believe we have used reasonable estimates and assumptions in preparing the condensed consolidated financial statements. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

Off-Balance Sheet Arrangements

As of June 30, 2026, we had no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required financial disclosure.

As of June 30, 2026, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures and our internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based on certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud, if any, within the Company have been detected.

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

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A to the Company’s Annual Report for the year ended March 31, 2026. The risk factors disclosed in the Annual Report, in addition to the other information set forth in this report, could materially affect our business, financial condition or results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no other unregistered sales of equity securities during the three months ended June 30, 2026 which have not been previously disclosed on a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1 (f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

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

RESERVOIR MEDIA, INC.

Date: August 4, 2026	By:	/s/ Golnar Khosrowshahi
Name: Golnar Khosrowshahi
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2026	By:	/s/ Jim Heindlmeyer
Name: Jim Heindlmeyer
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)