Form 10-Q
period 2026-09-30
Reservoir Media, Inc.
filed 2026-11-04
CIK 1824403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 26, 2026, there were 66,011,327 shares of Common Stock of Reservoir Media, Inc. issued and outstanding.

RESERVOIR MEDIA, INC.

FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In U.S. dollars, except share data)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Revenues	$49,909,614	$45,435,051	$91,391,667	$82,599,344
Costs and expenses:
Cost of revenue	17,750,512	16,532,205	32,538,634	29,724,920
Amortization and depreciation	8,452,316	7,556,863	16,747,787	14,870,600
Administration expenses	11,444,356	10,659,442	24,464,442	21,870,589
Total costs and expenses	37,647,184	34,748,510	73,750,863	66,466,109

Operating income	12,262,430	10,686,541	17,640,804	16,133,235

Interest expense	(7,036,524)	(6,741,657)	(13,941,824)	(13,037,615)
Gain (loss) on foreign exchange	25,826	(387,010)	(17,716)	708,404
Gain (loss) on fair value of swaps	1,099,731	(315,998)	2,025,584	(1,313,163)
Other (expense) income, net	(290,282)	(90,707)	(393,178)	(254,483)
Income before income taxes	6,061,181	3,151,169	5,313,670	2,236,378
Income tax expense	1,428,290	947,313	1,189,165	676,247
Net income	4,632,891	2,203,856	4,124,505	1,560,131
Net loss attributable to noncontrolling interests	93,230	53,985	508,505	142,051
Net income attributable to Reservoir Media, Inc.	$4,726,121	$2,257,841	$4,633,010	$1,702,182

Earnings per common share (Note 13):
Basic	$0.07	$0.03	$0.07	$0.03
Diluted	$0.07	$0.03	$0.07	$0.03

Weighted average common shares outstanding (Note 13):
Basic	65,995,372	65,566,514	65,874,790	65,468,739
Diluted	66,801,791	66,273,757	66,764,142	66,166,846

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In U.S. dollars)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net income	$4,632,891	$2,203,856	$4,124,505	$1,560,131
Other comprehensive income (loss):
Translation adjustments	164,973	(1,107,251)	211,140	2,944,917
Total comprehensive income	4,797,864	1,096,605	4,335,645	4,505,048
Comprehensive loss attributable to noncontrolling interests	93,230	53,985	508,505	142,051
Total comprehensive income attributable to Reservoir Media, Inc.	$4,891,094	$1,150,590	$4,844,150	$4,647,099

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. dollars, except share data)

(Unaudited)

	September 30,	March 31,
	2026	2026
Assets
Current assets
Cash and cash equivalents	$24,777,667	$25,927,462
Accounts receivable	41,091,407	40,832,075
Current portion of royalty advances	14,495,343	16,368,968
Other current assets	5,172,648	9,409,757
Total current assets	85,537,065	92,538,262

Intangible assets, net	799,790,785	788,740,821
Equity method and other investments	2,413,775	2,830,766
Royalty advances, net of current portion and reserves	55,371,509	54,128,586
Property and equipment, net	805,721	661,986
Operating lease right of use assets, net	7,282,027	7,889,862
Fair value of swap assets	3,092,919	1,356,878
Other assets	2,828,011	1,529,920
Total assets	$957,121,812	$949,677,081

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$4,342,681	$4,116,221
Royalties payable	50,336,208	52,323,565
Accrued payroll	1,404,788	2,672,350
Deferred revenue	2,474,699	2,472,734
Other current liabilities	5,047,980	3,408,651
Income taxes payable	498,122	547,932
Total current liabilities	64,104,478	65,541,453

Secured line of credit	458,597,737	455,705,468
Deferred tax liability	43,489,465	41,786,064
Operating lease liabilities, net of current portion	6,770,578	7,445,152
Fair value of swap liability	—	289,543
Other liabilities	451,423	345,149
Total liabilities	573,413,681	571,112,829

Contingencies and commitments (Note 15)

Shareholders’ Equity
Preferred stock, $0.0001 par value 75,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2026 and March 31, 2026	—	—
Common stock, $0.0001 par value; 750,000,000 shares authorized, 66,011,327 shares issued and outstanding at September 30, 2026; 65,602,509 shares issued and outstanding at March 31, 2026	6,602	6,561
Additional paid-in capital	347,741,382	346,933,189
Retained earnings	36,083,244	31,450,234
Accumulated other comprehensive loss	(459,632)	(670,772)
Total Reservoir Media, Inc. shareholders’ equity	383,371,596	377,719,212
Noncontrolling interest	336,535	845,040
Total shareholders’ equity	383,708,131	378,564,252
Total liabilities and shareholders’ equity	$957,121,812	$949,677,081

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In U.S. dollars, except share data)

(Unaudited)

	For the Three and Six Months Ended September 30, 2026
	Common Stock				Accumulated other
			Additional paid-in	Retained	comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	capital	earnings	(loss) income	interests	equity
Balance, March 31, 2026	65,602,509	$6,561	$346,933,189	$31,450,234	$(670,772)	$845,040	$378,564,252
Share-based compensation	—	—	1,295,456	—	—	—	1,295,456
Vesting of restricted stock units, net of shares withheld for employee taxes	328,234	33	(2,054,621)	—	—	—	(2,054,588)
Reclassification of liability-classified awards to equity-classified awards	—	—	846,667	—	—	—	846,667
Net loss	—	—	—	(93,111)	—	(415,275)	(508,386)
Other comprehensive income	—	—	—	—	46,167	—	46,167
Balance, June 30, 2026	65,930,743	$6,594	$347,020,691	$31,357,123	$(624,605)	$429,765	$378,189,568
Share-based compensation	—	—	640,699	—	—	—	640,699
Vesting of restricted stock units	80,584	8	(8)	—	—	—	—
Reclassification of liability-classified awards to equity-classified awards	—	—	80,000	—	—	—	80,000
Net income (loss)	—	—	—	4,726,121	—	(93,230)	4,632,891
Other comprehensive income	—	—	—	—	164,973	—	164,973
Balance, September 30, 2026	66,011,327	$6,602	$347,741,382	$36,083,244	$(459,632)	$336,535	$383,708,131

	For the Three and Six Months Ended September 30, 2025
	Common Stock				Accumulated other
			Additional paid-in	Retained	comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	capital	earnings	income (loss)	interests	equity
Balance, March 31, 2025	65,239,735	$6,524	$344,145,789	$23,147,570	$(2,422,107)	$1,322,006	$366,199,782
Share-based compensation	—	—	873,978	—	—	—	873,978
Stock option exercises	2,678	—	13,684	—	—	—	13,684
Vesting of restricted stock units, net of shares withheld for employee taxes	248,770	26	(1,382,819)	—	—	—	(1,382,793)
Reclassification of liability-classified awards to equity-classified awards	—	—	995,407	—	—	—	995,407
Net loss	—	—	—	(555,659)	—	(88,066)	(643,725)
Other comprehensive income	—	—	—	—	4,052,168	—	4,052,168
Balance, June 30, 2025	65,491,183	$6,550	$344,646,039	$22,591,911	$1,630,061	$1,233,940	$370,108,501
Share-based compensation	—	—	831,385	—	—	—	831,385
Vesting of restricted stock units	97,040	10	(10)	—	—	—	—
Reclassification of liability-classified awards to equity-classified awards	—	—	80,000	—	—	—	80,000
Net income (loss)	—	—	—	2,257,841	—	(53,985)	2,203,856
Other comprehensive loss	—	—	—	—	(1,107,251)	—	(1,107,251)
Balance, September 30, 2025	65,588,223	$6,560	$345,557,414	$24,849,752	$522,810	$1,179,955	$372,116,491

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. dollars)

(Unaudited)

	Six Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$4,124,505	$1,560,131
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	16,592,801	14,764,184
Depreciation of property and equipment	154,986	106,416
Share-based compensation	2,985,530	2,247,437
Amortization of deferred financing costs	892,269	818,704
(Gain) loss on fair value of swaps	(2,025,584)	1,313,163
Loss from equity method investments	416,991	254,935
Deferred income taxes	1,187,443	676,247
Changes in operating assets and liabilities, excluding net assets of acquired business:
Accounts receivable	226,028	1,965,832
Other current assets	(1,130,627)	(226,380)
Royalty advances	2,212,068	982,272
Other assets and liabilities	336,526	348,563
Accounts payable, accrued expenses and deferred revenue	(1,886,983)	212,235
Royalties payable	(2,310,279)	1,071,551
Income taxes payable	(213,016)	(790,450)
Net cash provided by operating activities	21,562,658	25,304,840

Cash flows from investing activities:
Purchases of music catalogs	(22,396,192)	(48,122,560)
Acquisition of business, net of cash acquired	(5,382,615)	—
Investments in equity affiliates	—	(1,736,788)
Purchases of property and equipment	(165,131)	(159,149)
Net cash used for investing activities	(27,943,938)	(50,018,497)

Cash flows from financing activities:
Proceeds from secured line of credit	6,000,000	39,000,000
Repayments of secured line of credit	(4,000,000)	(5,000,000)
Proceeds from stock option exercises	—	13,684
Taxes paid related to net share settlement of restricted stock units	(2,054,588)	(1,382,793)
Deferred financing costs paid	—	(1,140,259)
Net cash (used for) provided by financing activities	(54,588)	31,490,632

Foreign exchange impact on cash	(87,698)	(223,708)

Net (decrease) increase in cash, cash equivalents and restricted cash	(6,523,566)	6,553,267
Cash, cash equivalents and restricted cash at beginning of period	31,301,233	21,386,140
Cash, cash equivalents and restricted cash at end of period	$24,777,667	$27,939,407

Reconciliation of Cash and cash equivalents to Condensed Consolidated Statements of Cash Flows:

	September 30,	March 31,
	2026	2026

Cash and cash equivalents, as presented in Condensed Consolidated Balance Sheets	$24,777,667	$25,927,462
Restricted cash included in Other current assets(a)	—	5,373,771
Cash, cash equivalents and restricted cash as presented in Condensed Consolidated Statements of Cash Flows	$24,777,667	$31,301,233
(a)

Restricted cash included in Other current assets at March 31, 2026 consisted of funds placed in escrow in connection with the Viral Wave Acquisition that was completed in April 2026 and was legally restricted as to withdrawal or use. Restricted cash is recorded at cost which approximates fair value. See Note 5, Acquisitions.

See accompanying notes to the condensed consolidated financial statements.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for the three and six months ended September 30, 2026 are not necessarily indicative of the results to be expected for any subsequent quarter, the fiscal year ending March 31, 2027 or any other period.

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

SEPTEMBER 30, 2026

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

NOTE 4. REVENUE RECOGNITION

For the Company’s operating and reportable segments, Music Publishing and Recorded Music, the Company accounts for a contract when it has legally enforceable rights and obligations and collectability of consideration is probable. The Company identifies the performance obligations and determines the transaction price associated with the contract. Revenue is recognized when, or as, control of the promised services or goods is transferred to the Company’s customers, and in an amount that reflects the consideration to which the Company is expected to be entitled in exchange for those services or goods. Certain of the Company’s arrangements include licenses of intellectual property with consideration in the form of sales- and usage-based royalties. Royalty revenue is recognized when the subsequent sale or usage occurs using the best estimates available of the amounts that will be received by the Company. The Company recognized revenue of $1,889,987 and $1,697,811 from performance obligations satisfied in previous periods for the six months ended September 30, 2026 and 2025, respectively.

Disaggregation of Revenue

The Company’s revenue consisted of the following categories during the three and six months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Revenue by Type
Digital	$17,612,567	$16,075,345	$32,967,421	$30,385,509
Performance	7,535,631	7,488,162	13,156,461	12,272,801
Synchronization	5,216,740	4,601,493	9,237,982	8,754,904
Mechanical	1,565,047	1,647,356	2,145,391	2,268,978
Other	1,317,956	1,062,582	2,253,577	2,126,212
Total Music Publishing	33,247,941	30,874,938	59,760,832	55,808,404

Digital	11,517,570	8,688,339	21,373,798	16,723,553
Physical	1,432,670	1,345,912	3,083,276	2,417,791
Neighboring rights	1,546,378	1,102,274	2,693,353	2,174,781
Synchronization	854,318	1,845,651	2,300,901	2,110,374
Total Recorded Music	15,350,936	12,982,176	29,451,328	23,426,499

Other revenue	1,310,737	1,577,937	2,179,507	3,364,441
Total revenue	$49,909,614	$45,435,051	$91,391,667	$82,599,344

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Revenue by Geographical Location
United States Music Publishing	$16,573,550	$15,708,098	$31,609,475	$29,827,800
United States Recorded Music	8,301,553	7,179,350	14,735,554	12,590,672
United States other revenue	1,310,737	1,577,937	2,179,507	3,364,441
Total United States	26,185,840	24,465,385	48,524,536	45,782,913
International Music Publishing	16,674,391	15,166,840	28,151,357	25,980,604
International Recorded Music	7,049,383	5,802,826	14,715,774	10,835,827
Total International	23,723,774	20,969,666	42,867,131	36,816,431
Total revenue	$49,909,614	$45,435,051	$91,391,667	$82,599,344

Only the United States represented 10% or more of the Company’s total revenues during the three and six months ended September 30, 2026 and 2025.

Deferred Revenue

The following table reflects the change in deferred revenue during the six months ended September 30, 2026 and 2025:

	Six Months Ended
	September 30,
	2026	2025
Balance at beginning of period	$2,472,734	$1,885,462
Recognized in Viral Wave Acquisition	90,553	—
Cash received during period	3,763,959	6,647,362
Revenue recognized during period(a)	(3,852,547)	(3,527,093)
Balance at end of period	$2,474,699	$5,005,731
(a)	Includes revenues of $1,818,961 during the six months ended September 30, 2026 related to the balance of deferred revenue at April 1, 2026. Includes revenues of $1,541,050 during the six months ended September 30, 2025 related to the balance of deferred revenue at April 1, 2025.

NOTE 5. ACQUISITIONS

Viral Wave Business Combination

PopArabia FZ-LLC, a subsidiary of the Company, completed the acquisition of all of the issued and outstanding share capital of ViralWave Content Consultancy DWC-LLC (“Viral Wave”) (the “Viral Wave Acquisition”). The Viral Wave Acquisition closed on April 7, 2026 following required regulatory approvals. Purchase price consideration in the Viral Wave Acquisition totaled $5,892,734, consisting of $5,372,734 of cash paid at closing, $350,000 paid during the three months ended September 30, 2026 and $170,000 of contingent consideration. The purchase price is subject to customary working capital and other purchase price adjustments.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

The Viral Wave Acquisition was accounted for as a business combination in accordance with FASB ASC Topic 805, Business Combinations, using the acquisition method of accounting. The allocation of purchase price consideration to the preliminary fair value of the net assets acquired is as follows:

Cash and cash equivalents	$340,119
Other current assets	491,394
Intangible assets	3,379,457
Royalty advances	1,530,120
Property and equipment	133,590
Current liabilities	(550,120)
Deferred tax liability	(302,271)
Total identifiable net assets	5,022,289
Goodwill	870,445
Total consideration	$5,892,734

The preliminary fair value of identifiable intangible assets subject to amortization is $3,379,457 and consists of music distribution customer relationships, mobile carrier distribution agreements and a recorded music catalog, which have preliminary fair values of $1,474,884, $1,352,823 and $551,750, respectively. The weighted average amortization period of all identifiable intangible assets is 9.2 years.

The excess of the purchase price over the preliminary fair value of net assets acquired of $870,445 has been recorded as goodwill, which is classified as Other assets in the September 30, 2026 condensed consolidated balance sheet. Goodwill arising from the Viral Wave Acquisition has been assigned to the Company’s Recorded Music segment.

The purchase price allocation is preliminary and subject to revision as the Company obtains additional information necessary to finalize its estimates, primarily related to the valuation of identifiable intangible assets acquired, and may also include other assets acquired and liabilities assumed.

The results of operations of Viral Wave have been included in the Company’s consolidated financial statements from the acquisition date of April 7, 2026.

Transaction costs related to the Viral Wave Acquisition were not material and are included in administration expenses in the accompanying condensed consolidated statements of operations.

Asset Acquisitions

In the ordinary course of business, the Company regularly acquires publishing and recorded music catalogs, which are typically accounted for as asset acquisitions. During the six months ended September 30, 2026 and 2025, the Company completed such acquisitions totaling $23,913,307 and $43,533,028, respectively, inclusive of deferred acquisition payments. The weighted average amortization periods for music catalogs acquired in asset acquisitions during the six months ended September 30, 2026 and 2025 were determined to be 27.8 years and 30 years, respectively.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 6. INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following as of September 30, 2026 and March 31, 2026:

	September 30, 2026	March 31, 2026
Intangible assets subject to amortization:
Publishing and recorded music catalogs	$1,000,269,403	$975,400,109
Other intangible assets	3,786,856	954,397
Gross intangible assets	1,004,056,259	976,354,506
Accumulated amortization	(204,265,474)	(187,613,685)
Intangible assets, net	$799,790,785	$788,740,821

Straight-line amortization expense totaled $8,373,497 and $7,502,158 during the three months ended September 30, 2026 and 2025, respectively. Straight-line amortization expense totaled $16,592,801 and $14,764,184 during the six months ended September 30, 2026 and 2025, respectively.

NOTE 7. ROYALTY ADVANCES

The Company made royalty advances totaling $6,455,048 and $7,816,122 during the six months ended September 30, 2026 and 2025, respectively, recoupable from the writer’s or artist’s share of future royalties otherwise payable, in varying amounts. Advances expected to be recouped within the next twelve months are classified as current assets, with the remainder classified as noncurrent assets, net of reserves for amounts that may not be recoverable.

The following table reflects the change in royalty advances, net during the six months ended September 30, 2026 and 2025:

	Six Months Ended September 30,
	2026	2025
Balance at beginning of period	$70,497,554	$70,690,618
Recognized in Viral Wave Acquisition	1,530,120	—
Additions	6,455,048	7,816,122
Recoupments	(8,667,116)	(8,798,394)
Foreign currency translation	51,246	292,400
Balance at end of period	$69,866,852	$70,000,746

NOTE 8. SECURED LINE OF CREDIT

Long-term debt consists of the following:

	September 30, 2026	March 31, 2026
Secured line of credit	$460,828,409	$458,828,410
Debt issuance costs, net	(2,230,672)	(3,122,942)
	$458,597,737	$455,705,468

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As described above, the Senior Credit Facility also includes an “accordion feature” that permits RMM to seek additional commitments in an amount not to exceed $150,000,000. As of September 30, 2026, the Senior Credit Facility had a borrowing capacity of $550,000,000, with remaining borrowing availability of $89,171,591.

Interest Rate Swaps

At September 30, 2026, RMM had the following interest rate swaps outstanding, under which it pays a fixed rate and receives a floating interest payment from the counterparty based on SOFR:

	Notional
	Amount at
	September 30,	Pay Fixed
Effective Date	2026	Rate	Maturity
September 30, 2024	$100,000,000	2.946%	December 2027
September 30, 2024	$50,000,000	3.961%	December 2027
August 29, 2025	$65,000,000	3.405%	December 2027

NOTE 9. INCOME TAXES

Income tax expense for the three months ended September 30, 2026 and 2025 was $1,428,290 (23.6% effective tax rate) and $947,313 (30.1% effective tax rate), respectively. Income tax expense for the six months ended September 30, 2026 and 2025 was $1,189,165 (22.4% effective tax rate) and $676,247 (30.2% effective tax rate), respectively.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Income tax expense during the three and six months ended September 30, 2026 reflects a decrease in non-deductible executive compensation compared to the three and six months ended September 30, 2025, as well as changes in the amount and mix of income (loss) from multiple tax jurisdictions. Income tax expense during the six months ended September 30, 2026 also reflects excess tax benefits related to share-based compensation.

NOTE 10. SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid and income taxes paid for the six months ended September 30, 2026 and 2025 were comprised of the following:

	Six Months Ended September 30,
	2026	2025
Interest paid	$13,046,525	$12,214,500
Income taxes paid, net of refunds	$205,136	$1,098,585

Non-cash investing and financing activities for the six months ended September 30, 2026 and 2025 were comprised of the following:

	Six Months Ended September 30,
	2026	2025
Acquired intangible assets included in other current liabilities and other liabilities	$2,275,000	$498,915
Contingent consideration included in other current liabilities and other liabilities	$170,000	$—
Reclassification of liability-classified awards to equity-classified awards	$926,667	$1,075,407
Right-of-use assets received in exchange for operating lease obligations	$—	$1,267,294

NOTE 11. WARRANTS

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

NOTE 12. SHARE-BASED COMPENSATION

Share-based compensation expense totaled $1,165,386 ($909,012, net of taxes) and $1,113,885 ($867,195, net of taxes) during the three months ended September 30, 2026 and 2025, respectively. Share-based compensation expense totaled $2,985,530 ($2,328,739, net of taxes) and $2,247,437 ($1,749,702, net of taxes) during the six months ended September 30, 2026 and 2025, respectively. Share-based compensation expense is classified as “Administration expenses” in the accompanying condensed consolidated statements of operations.

During the six months ended September 30, 2026 and 2025, the Company granted restricted stock units (“RSUs”) to satisfy previous obligations to issue a variable number of equity awards based on a fixed monetary amount. Prior to the issuance of these RSUs, the Company classified these awards as liabilities. Upon issuance of the RSUs, the awards became equity-classified as they no longer met the criteria to be liability-classified and as a result liabilities of $926,667 and $1,075,407 were reclassified from accounts payable and accrued liabilities to additional paid-in capital during the six months ended September 30, 2026 and 2025, respectively.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 13. EARNINGS PER SHARE

The following table summarizes the basic and diluted earnings per common share calculation for the three and six months ended September 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Basic earnings per common share
Net income attributable to Reservoir Media, Inc.	$4,726,121	$2,257,841	$4,633,010	$1,702,182
Weighted average common shares outstanding - basic	65,995,372	65,566,514	65,874,790	65,468,739
Earnings per common share - basic	$0.07	$0.03	$0.07	$0.03

Diluted earnings per common share
Net earnings attributable to Reservoir Media, Inc.	$4,726,121	$2,257,841	$4,633,010	$1,702,182
Weighted average common shares outstanding - basic	65,995,372	65,566,514	65,874,790	65,468,739
Weighted average effect of potentially dilutive securities:
Effect of dilutive stock options and RSUs	806,419	707,243	889,352	698,107
Weighted average common shares outstanding - diluted	66,801,791	66,273,757	66,764,142	66,166,846
Earnings per common share - diluted	$0.07	$0.03	$0.07	$0.03

Because of their anti-dilutive effect, 48,119 RSUs have been excluded from the diluted earnings per share calculation for the three and six months ended September 30, 2026. Because of their anti-dilutive effect, 4,090 RSUs have been excluded from the diluted earnings per share calculation for the six months ended September 30, 2025. The Company’s 5,887,500 Warrants were evaluated for inclusion in diluted earnings per share under the treasury stock method prior to their expiration on July 28, 2026. The Warrants were anti-dilutive prior to their expiration for all periods presented and therefore were excluded from diluted earnings per share calculations.

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

The Company is exposed to market risk from changes in interest rates on its Senior Credit Facility. As described in Note 8, “Secured Line of Credit,” the Company entered into interest rate swap agreements to partially reduce its exposure to fluctuations in interest rates on its Senior Credit Facility.

The fair value of the outstanding interest rate swaps consisted of a $3,092,919 asset as of September 30, 2026 and a $1,356,878 asset and a $289,543 liability at March 31, 2026. Fair value is determined using Level 2 inputs, which are based on quoted prices and market observable data of similar instruments. The increases in the unrealized fair value of the swaps during the three and six months ended September 30, 2026 of $1,099,731 and $2,025,584, respectively, were recorded as gains on fair value of swaps. The decreases in the unrealized fair value of the swaps during the three and six months ended September 30, 2025 of $315,998 and $1,313,163, respectively, were recorded as losses on fair value of swaps.

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

(c)	Foreign Exchange Risk

The Company is exposed to foreign exchange risk in fluctuations of currency rates on its revenue from royalties, writers’ fees and its subsidiaries’ operations.

(d)	Financial Instruments

Financial instruments not described elsewhere include cash, accounts receivable, accounts payable, accrued liabilities and the Company’s secured line of credit. The carrying values of these instruments as of September 30, 2026 do not differ materially from their respective fair values due to the immediate or short-term duration of these instruments or because the instruments bear market-related rates of interest.

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

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

The following tables present total revenue and OIBDA by segment, significant segment expenses, which are expenses that are included in OIBDA, significant to the segment considering qualitative and quantitative factors and regularly provided or easily computed from information regularly provided to the CODM, and a reconciliation of OIBDA to income before income taxes for the three and six months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
	Music	Recorded
	Publishing	Music	Total
Reportable segment revenue	$33,247,941	$15,350,936	$48,598,877
Other revenue(a)			1,310,737
Consolidated revenue			$49,909,614
Significant segment expenses:
Cost of revenue	14,049,475	3,701,037
Administration expenses	6,841,406	3,359,450
Reportable segment OIBDA	$12,357,060	$8,290,449	20,647,509
Other profit(a)			67,237
Amortization and depreciation			(8,452,316)
Interest expense			(7,036,524)
Gain on foreign exchange			25,826
Gain on fair value of swaps			1,099,731
Other expense, net			(290,282)
Income before income taxes			$6,061,181

	Three Months Ended September 30, 2025
	Music	Recorded
	Publishing	Music	Total
Reportable segment revenue	$30,874,938	$12,982,176	$43,857,114
Other revenue(a)			1,577,937
Consolidated revenue			$45,435,051
Significant segment expenses:
Cost of revenue	13,046,596	3,485,609
Administration expenses	6,511,710	2,900,600
Reportable segment OIBDA	$11,316,632	$6,595,967	17,912,599
Other profit(a)			330,805
Amortization and depreciation			(7,556,863)
Interest expense			(6,741,657)
Loss on foreign exchange			(387,010)
Loss on fair value of swaps			(315,998)
Other expense, net			(90,707)
Income before income taxes			$3,151,169

RESERVOIR MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

	Six Months Ended September 30, 2026
	Music	Recorded
	Publishing	Music	Total
Reportable segment revenue	$59,760,832	$29,451,328	$89,212,160
Other revenue(a)			2,179,507
Consolidated revenue			$91,391,667
Significant segment expenses:
Cost of revenue	24,524,616	8,014,018
Administration expenses	15,108,385	7,037,221
Reportable segment OIBDA	$20,127,831	$14,400,089	34,527,920
Other loss(a)			(139,329)
Amortization and depreciation			(16,747,787)
Interest expense			(13,941,824)
Loss on foreign exchange			(17,716)
Gain on fair value of swaps			2,025,584
Other expense, net			(393,178)
Income before income taxes			$5,313,670

	Six Months Ended September 30, 2025
	Music	Recorded
	Publishing	Music	Total
Reportable segment revenue	$55,808,404	$23,426,499	$79,234,903
Other revenue(a)			3,364,441
Consolidated revenue			$82,599,344
Significant segment expenses:
Cost of revenue	23,483,403	6,241,517
Administration expenses	13,444,530	5,735,035
Reportable segment OIBDA	$18,880,471	$11,449,947	30,330,418
Other profit(a)			673,417
Amortization and depreciation			(14,870,600)
Interest expense			(13,037,615)
Gain on foreign exchange			708,404
Loss on fair value of swaps			(1,313,163)
Other expense, net			(254,483)
Income before income taxes			$2,236,378
(a)	Other revenue and other profit (loss) relate to the Company’s artist management operating segment, which does not meet the quantitative thresholds for determining reportable segments in any period presented.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and are intended to be covered by the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “predict,” “project,” “target,” “goal,” “intend,” “continue,” “could,” “may,” “might,” “shall,” “should,” “will,” “would,” “plan,” “possible,” “potential,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. In addition, any statements that refer to expectations, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current expectations, projections and beliefs based on information currently available. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Company that may cause its actual business, financial condition, results of operations, performance and/or achievements to be materially different from any future business, financial condition, results of operations, performance and/or achievements expressed or implied by these forward-looking statements. Because some of these risks and uncertainties cannot be predicted or quantified, you should not rely on our forward-looking statements as predictions of future events. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the Special Committee’s evaluation of the previously disclosed proposals to acquire the Company’s outstanding equity, the outcome of such evaluation and any related uncertainty and disruption of the Company’s business as a result of the proposals or any potential transaction relating thereto, as well as those described under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in the Company’s Annual Report on Form 10-K (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 28, 2026 and the Company’s other filings with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. You should read this Quarterly Report with the understanding that actual future events or future performance might be materially different from our expectations.

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

Our recorded music business is operated by our label teams based in London and New York City, which release music from our labels Chrysalis Records, Tommy Boy Music, New State and Reservoir Recordings. We primarily manage Catalog recorded music, but we have a small roster of current artists for whom we release new music. We also own income participation interests in recordings by The Isley Brothers, The Commodores, Wisin and Yandel, Alabama and others. Our core Catalog includes recordings under the Chrysalis Records label by artists such as Sinéad O’Connor, The Specials, Generation X, The Waterboys and De La Soul, recordings under the Tommy Boy label by artists such as Coolio, House of Pain, Naughty By Nature and Queen Latifah, plus select catalog artists on Fool’s Gold Records, which we also distribute.

Our Current Artist recorded music distribution is handled by a mix of direct deals, such as with Amazon, Apple, TikTok and YouTube, plus a network of distribution partners, including MERLIN, AMPED and Proper.

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

Results of Operations

Statements of Operations

Our statements of operations were composed of the following amounts (in thousands):

	For the Three Months Ended				For the Six Months Ended
	September 30,		2026 vs. 2025		September 30,		2026 vs. 2025
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenues	$49,910	$45,435	$4,475	10%	$91,392	$82,599	$8,792	11%
Costs and expenses:
Cost of revenue	17,751	16,532	1,218	7%	32,539	29,725	2,814	9%
Amortization and depreciation	8,452	7,557	895	12%	16,748	14,871	1,877	13%
Administration expenses	11,444	10,659	785	7%	24,464	21,871	2,594	12%
Total costs and expenses	37,647	34,749	2,899	8%	73,751	66,466	7,285	11%

Operating income	12,262	10,687	1,576	15%	17,641	16,133	1,508	9%

Interest expense	(7,037)	(6,742)	(295)	4%	(13,942)	(13,038)	(904)	7%
Gain (loss) on foreign exchange	26	(387)	413	NM	(18)	708	(726)	NM
Gain (loss) on fair value of swaps	1,100	(316)	1,416	NM	2,026	(1,313)	3,339	NM
Other (expense) income, net	(290)	(91)	(200)	NM	(393)	(254)	(139)	55%
Income before income taxes	6,061	3,151	2,910	92%	5,314	2,236	3,077	138%
Income tax expense	1,428	947	481	51%	1,189	676	513	76%
Net income	4,633	2,204	2,429	110%	4,125	1,560	2,564	164%
Net loss attributable to noncontrolling interests	93	54	39	73%	509	142	366	NM
Net income attributable to Reservoir Media, Inc.	$4,726	$2,258	$2,468	109%	$4,633	$1,702	$2,931	172%

NM – Not meaningful

Revenues

Our revenues were composed of the following amounts (in thousands):

	For the Three Months Ended				For the Six Months Ended
	September 30,		2026 vs. 2025		September 30,		2026 vs. 2025
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenue by Type
Digital	$17,613	$16,075	$1,537	10%	$32,967	$30,386	$2,582	8%
Performance	7,536	7,488	47	1%	13,156	12,273	884	7%
Synchronization	5,217	4,601	615	13%	9,238	8,755	483	6%
Mechanical	1,565	1,647	(82)	(5)%	2,145	2,269	(124)	(5)%
Other	1,318	1,063	255	24%	2,254	2,126	127	6%
Total Music Publishing	33,248	30,875	2,373	8%	59,761	55,808	3,952	7%

Digital	11,518	8,688	2,829	33%	21,374	16,724	4,650	28%
Physical	1,433	1,346	87	6%	3,083	2,418	665	28%
Neighboring rights	1,546	1,102	444	40%	2,693	2,175	519	24%
Synchronization	854	1,846	(991)	(54)%	2,301	2,110	191	9%
Total Recorded Music	15,351	12,982	2,369	18%	29,451	23,426	6,025	26%

Other revenue	1,311	1,578	(267)	(17)%	2,180	3,364	(1,185)	(35)%
Total Revenue	$49,910	$45,435	$4,475	10%	$91,392	$82,599	$8,792	11%

	For the Three Months Ended				For the Six Months Ended
	September 30,		2026 vs. 2025		September 30,		2026 vs. 2025
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenue by Geographical Location
U.S. Music Publishing	$16,574	$15,708	$865	6%	$31,609	$29,828	$1,782	6%
U.S. Recorded Music	8,302	7,179	1,122	16%	14,736	12,591	2,145	17%
U.S. Other Revenue	1,311	1,578	(267)	(17)%	2,180	3,364	(1,185)	(35)%
Total U.S.	26,186	24,465	1,720	7%	48,525	45,783	2,742	6%
International Music Publishing	16,674	15,167	1,508	10%	28,151	25,981	2,171	8%
International Recorded Music	7,049	5,803	1,247	21%	14,716	10,836	3,880	36%
Total International	23,724	20,970	2,754	13%	42,867	36,816	6,051	16%
Total Revenue	$49,910	$45,435	$4,475	10%	$91,392	$82,599	$8,792	11%

Three Months Ended September 30, 2026 vs. Three Months Ended September 30, 2025

Total revenues increased by $4,475 thousand, or 10%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, driven by an 18% increase in Recorded Music revenues and an 8% increase in Music Publishing revenues. Music Publishing revenues represented 67% and 68% of total revenues for the three months ended September 30, 2026 and the three months ended September 30, 2025, respectively. Recorded Music revenues represented 31% and 29% of total revenues for the three months ended September 30, 2026 and the three months ended September 30, 2025, respectively. U.S. and international revenues represented 52% and 48%, respectively, of total revenues for the three months ended September 30, 2026. U.S. and international revenues represented 54% and 46%, respectively, of total revenues for the three months ended September 30, 2025. The shift in geographic mix is primarily attributable to the acquisition of ViralWave Content Consultancy DWC-LLC (“Viral Wave”) (the “Viral Wave Acquisition”).

Total digital revenues increased by $4,366 thousand, or 18%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to the acquisition of additional music catalogs and continued growth at music streaming services. Total digital revenues represented 58% and 55% of total revenues for the three months ended September 30, 2026 and the three months ended September 30, 2025, respectively.

Music Publishing revenues increased by $2,373 thousand, or 8%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This increase in Music Publishing revenues was due to a $1,537 thousand increase in digital revenue, primarily due to the acquisition of additional music catalogs and continued growth at music streaming services and a $615 thousand increase in synchronization revenue driven by the timing of licenses.

On a geographic basis, U.S. Music Publishing revenues represented 50% of total Music Publishing revenues for the three months ended September 30, 2026 compared to 51% for the three months ended September 30, 2025. International Music Publishing revenues represented 50% of total Music Publishing revenues for the three months ended September 30, 2026 compared to 49% for the three months ended September 30, 2025.

Recorded Music revenues increased by $2,369 thousand, or 18%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This increase in Recorded Music revenues was mainly due to a $2,829 thousand increase in digital revenue, primarily due to the acquisition of additional music catalogs and continued growth at music streaming services and a $444 thousand increase in neighboring rights revenue, primarily driven by the acquisition of additional music catalogs and new affiliations. These factors were partially offset by a $991 thousand decrease in synchronization revenue driven by the timing of licenses.

On a geographic basis, U.S. Recorded Music revenues represented 54% of total Recorded Music revenues for the three months ended September 30, 2026 compared to 55% for the three months ended September 30, 2025. International Recorded Music revenues represented 46% of total Recorded Music revenues for the three months ended September 30, 2026 compared to 45% for the three months ended September 30, 2025. The shift in geographic mix is primarily attributable to the Viral Wave Acquisition.

Six Months Ended September 30, 2026 vs. Six Months Ended September 30, 2025

Total revenues increased by $8,792 thousand, or 11%, during the six months ended September 30, 2026 compared to the six months ended September 30, 2025, driven by a 26% increase in Recorded Music revenues and a 7% increase in Music Publishing revenues. Music Publishing revenues represented 65% and 68% of total revenues for the six months ended September 30, 2026 and the six months ended September 30, 2025, respectively. Recorded Music revenues represented 32% and 28% of total revenues for the six months ended September 30, 2026 and the six months ended September 30, 2025, respectively. U.S. and international revenues represented 53% and 47%, respectively, of total revenues for the six months ended September 30, 2026. U.S. and international revenues represented 55% and 45%, respectively, of total revenues for the six months ended September 30, 2025. The shift in geographic mix is primarily attributable to the Viral Wave Acquisition.

Total digital revenues increased by $7,232 thousand, or 15%, during the six months ended September 30, 2026 compared to the six months ended September 30, 2025, primarily due to the acquisition of additional music catalogs and continued growth at music streaming services. Total digital revenues represented 59% and 57% of total revenues for the six months ended September 30, 2026 and the six months ended September 30, 2025, respectively.

Music Publishing revenues increased by $3,952 thousand, or 7%, during the six months ended September 30, 2026 compared to the six months ended September 30, 2025. This increase in Music Publishing revenues was due to a $2,582 thousand increase in digital revenue, primarily due to the acquisition of additional music catalogs and continued growth at music streaming services, an $884 thousand increase in performance revenue driven by the performance of hit songs and a $483 thousand increase in synchronization revenue driven by the timing of licenses.

On a geographic basis, U.S. Music Publishing revenues represented 53% of total Music Publishing revenues for the six months ended September 30, 2026 and 2025. International Music Publishing revenues represented 47% of total Music Publishing revenues for the six months ended September 30, 2026 and 2025.

Recorded Music revenues increased by $6,025 thousand, or 26%, during the six months ended September 30, 2026 compared to the six months ended September 30, 2025. This increase in Recorded Music revenues was mainly due to a $4,650 thousand increase in digital revenue, primarily due to the acquisition of additional music catalogs and continued growth at music streaming services, a $665 thousand increase in physical revenue due to timing of release schedules and a $519 thousand increase in neighboring rights revenue, primarily driven by the acquisition of additional music catalogs and new affiliations.

On a geographic basis, U.S. Recorded Music revenues represented 50% of total Recorded Music revenues for the six months ended September 30, 2026 compared to 54% for the six months ended September 30, 2025. International Recorded Music revenues represented 50% of total Recorded Music revenues for the six months ended September 30, 2026 compared to 46% for the six months ended September 30, 2025. The shift in geographic mix is primarily attributable to the Viral Wave Acquisition.

Cost of Revenue

Our cost of revenue was composed of the following amounts (in thousands):

	For the Three Months Ended				For the Six Months Ended
	September 30,		2026 vs. 2025		September 30,		2026 vs. 2025
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Writer royalties and other publishing costs	$14,049	$13,047	$1,003	8%	$24,525	$23,483	$1,041	4%
Artist royalties and other recorded music costs	3,701	3,486	215	6%	8,014	6,242	1,773	28%
Total cost of revenue	$17,751	$16,532	$1,218	7%	$32,539	$29,725	$2,814	9%

Three Months Ended September 30, 2026 vs. Three Months Ended September 30, 2025

Cost of revenue increased by $1,218 thousand, or 7%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily as a result of an increase in revenues. Cost of revenue as a percentage of revenues was 36% for the three months ended September 30, 2026 and 2025.

Writer royalties and other publishing costs for the Music Publishing segment increased by $1,003 thousand, or 8%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Writer royalties and other publishing costs as a percentage of Music Publishing revenues were 42% for the three months ended September 30, 2026 and 2025.

Artist royalties and other recorded music costs for the Recorded Music segment increased by $215 thousand, or 6%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Artist royalties and other recorded music costs as a percentage of Recorded Music revenues decreased to 24% for the three months ended September 30, 2026 from 27% for the three months ended September 30, 2025, driven primarily by the acquisition of recorded music assets that carry low royalty costs, partially offset by the addition of revenues from Viral Wave, which carry higher costs.

Six Months Ended September 30, 2026 vs. Six Months Ended September 30, 2025

Cost of revenue increased by $2,814 thousand, or 9%, during the six months ended September 30, 2026 compared to the six months ended September 30, 2025, primarily as a result of an increase in revenues. Cost of revenue as a percentage of revenues was 36% for the six months ended September 30, 2026 and 2025.

Writer royalties and other publishing costs for the Music Publishing segment increased by $1,041 thousand, or 4%, during the six months ended September 30, 2026 compared to the six months ended September 30, 2025. Writer royalties and other publishing costs as a percentage of Music Publishing revenues decreased to 41% for the six months ended September 30, 2026 from 42% for the six months ended September 30, 2025, driven primarily by the change in the mix of revenue by type and songwriting clients with their specific contractual royalty rates being applied to the revenues.

Artist royalties and other recorded music costs for the Recorded Music segment increased by $1,773 thousand, or 28%, during the six months ended September 30, 2026 compared to the six months ended September 30, 2025. Artist royalties and other recorded music costs as a percentage of Recorded Music revenues were 27% for the six months ended September 30, 2026 and 2025, as the effect of revenues from Viral Wave, which carry higher costs, was offset by the acquisition of recorded music assets that carry low royalty costs.

Amortization and Depreciation

Three Months Ended September 30, 2026 vs. Three Months Ended September 30, 2025

Amortization and depreciation expense increased by $895 thousand, or 12%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to the acquisition of additional music catalogs.

Six Months Ended September 30, 2026 vs. Six Months Ended September 30, 2025

Amortization and depreciation expense increased by $1,877 thousand, or 13%, during the six months ended September 30, 2026 compared to the six months ended September 30, 2025, primarily due to the acquisition of additional music catalogs.

Administration Expenses

Our administration expenses are composed of the following amounts (in thousands):

	For the Three Months Ended				For the Six Months Ended
	September 30,		2026 vs. 2025		September 30,		2026 vs. 2025
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Music Publishing administration expenses	$6,841	$6,512	$330	5%	$15,108	$13,445	$1,664	12%
Recorded Music administration expenses	3,359	2,901	459	16%	7,037	5,735	1,302	23%
Other administration expenses	1,244	1,247	(4)	0%	2,319	2,691	(372)	(14)%
Total administration expenses	$11,444	$10,659	$785	7%	$24,464	$21,871	$2,594	12%

Three Months Ended September 30, 2026 vs. Three Months Ended September 30, 2025

Total administration expenses increased by $785 thousand, or 7%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, driven primarily by increases in administration expenses in the Music Publishing and Recorded Music segments. The increase also reflects $200 thousand of professional fees incurred in connection with structuring associated with certain strategic growth initiatives, the Viral Wave Acquisition and by the Special Committee (the “Transaction costs”). Expressed as a percentage of revenues, administration expenses were 23% for the three months ended September 30, 2026 and 2025.

Music Publishing administration expenses increased by $330 thousand, or 5%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Expressed as a percentage of revenues, Music Publishing administration expenses were 21% for the three months ended September 30, 2026 and 2025.

Recorded Music administration expenses increased by $459 thousand, or 16%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Expressed as a percentage of revenue, Recorded Music administration expenses were 22% for the three months ended September 30, 2026 and 2025.

Six Months Ended September 30, 2026 vs. Six Months Ended September 30, 2025

Total administration expenses increased by $2,594 thousand, or 12%, during the six months ended September 30, 2026 compared to the six months ended September 30, 2025, driven primarily by increases in administration expenses in the Music Publishing and Recorded Music segments, partially offset by a decrease in other administration expenses. The increase also reflects $401 thousand of Transaction costs incurred during the six months ended September 30, 2026. Expressed as a percentage of revenues, administration expenses increased to 27% for the six months ended September 30, 2026 from 26% for the six months ended September 30, 2025.

Music Publishing administration expenses increased by $1,664 thousand, or 12%, during the six months ended September 30, 2026 compared to the six months ended September 30, 2025. Expressed as a percentage of revenues, Music Publishing administration expenses increased to 25% for the six months ended September 30, 2026 from 24% for the six months ended September 30, 2025, primarily as a result of an increase in share-based compensation and professional fees incurred in connection with structuring associated with certain strategic growth initiatives.

Recorded Music administration expenses increased by $1,302 thousand, or 23%, during the six months ended September 30, 2026 compared to the six months ended September 30, 2025. Expressed as a percentage of revenue, Recorded Music administration expenses were 24% for the six months ended September 30, 2026 and 2025.

Other administration expenses decreased by $372 thousand, or 14%, during the six months ended September 30, 2026 compared to the six months ended September 30, 2025, primarily due to lower selling expenses associated with our artist management business, consisting mostly of manager compensation.

Operating Income

Three Months Ended September 30, 2026 vs. Three Months Ended September 30, 2025

Operating income increased by $1,576 thousand, or 15%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by an increase in revenues, partially offset by increases in administration expenses and amortization and depreciation. Operating income margin (operating income expressed as a percentage of revenues) increased to 25% during the three months ended September 30, 2026 from 24% during the three months ended September 30, 2025.

Six Months Ended September 30, 2026 vs. Six Months Ended September 30, 2025

Operating income increased by $1,508 thousand, or 9%, during the six months ended September 30, 2026 compared to the six months ended September 30, 2025, primarily driven by an increase in revenues, partially offset by increases in administration expenses and amortization and depreciation. Operating income margin (operating income expressed as a percentage of revenues) decreased to 19% during the six months ended September 30, 2026 from 20% during the six months ended September 30, 2025 primarily due to an increase in administration expenses as a percentage of revenue.

Interest Expense

Three Months Ended September 30, 2026 vs. Three Months Ended September 30, 2025

Interest expense increased by $295 thousand, or 4%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, driven primarily by increased debt balances due to use of funds in acquisitions of music catalogs and writer signings.

Six Months Ended September 30, 2026 vs. Six Months Ended September 30, 2025

Interest expense increased by $904 thousand, or 7%, during the six months ended September 30, 2026 compared to the six months ended September 30, 2025, driven primarily by increased debt balances due to use of funds in acquisitions of music catalogs and writer signings.

Gain (Loss) on Foreign Exchange

Three Months Ended September 30, 2026 vs. Three Months Ended September 30, 2025

Gain (loss) on foreign exchange was $26 thousand during the three months ended September 30, 2026 compared to $(387) thousand during the three months ended September 30, 2025. This change was due to fluctuations in the two foreign currencies we are directly exposed to, namely British pound sterling and euro.

Six Months Ended September 30, 2026 vs. Six Months Ended September 30, 2025

(Loss) gain on foreign exchange was $(18) thousand during the six months ended September 30, 2026 compared to $708 thousand during the six months ended September 30, 2025. This change was due to fluctuations in the two foreign currencies we are directly exposed to, namely British pound sterling and euro.

Gain (Loss) on Fair Value of Swaps

Three Months Ended September 30, 2026 vs. Three Months Ended September 30, 2025

Gain (loss) on fair value of swaps was $1,100 thousand for the three months ended September 30, 2026 compared to $(316) thousand for the three months ended September 30, 2025. This change was due to marking to market our interest rate swap hedges.

Six Months Ended September 30, 2026 vs. Six Months Ended September 30, 2025

Gain (loss) on fair value of swaps was $2,026 thousand for the six months ended September 30, 2026 compared to $(1,313) thousand for the six months ended September 30, 2025. This change was due to marking to market our interest rate swap hedges.

Other (Expense) Income, Net

Three Months Ended September 30, 2026 vs. Three Months Ended September 30, 2025

Other (expense) income, net during the three months ended September 30, 2026 and the three months ended September 30, 2025 was comprised primarily of the Company’s recognition of its share of losses incurred by equity method investments.

Six Months Ended September 30, 2026 vs. Six Months Ended September 30, 2025

Other (expense) income, net during the six months ended September 30, 2026 and the six months ended September 30, 2025 was comprised primarily of the Company’s recognition of its share of losses incurred by equity method investments.

Income Tax Expense

Three Months Ended September 30, 2026 vs. Three Months Ended September 30, 2025

Income tax expense was $1,428 thousand during the three months ended September 30, 2026 compared to $947 thousand during the three months ended September 30, 2025. The effective income tax rate during the three months ended September 30, 2026 was 23.6% compared to 30.1% during the three months ended September 30, 2025. The change in the effective income tax rate during these periods primarily reflects a decrease in non-deductible executive compensation. The change in the effective income tax rate during these periods also reflects the amount and mix of income (loss) from multiple tax jurisdictions.

Six Months Ended September 30, 2026 vs. Six Months Ended September 30, 2025

Income tax expense was $1,189 thousand during the six months ended September 30, 2026 compared to $676 thousand during the six months ended September 30, 2025. The effective income tax rate during the six months ended September 30, 2026 was 22.4% compared to 30.2% during the six months ended September 30, 2025. The change in the effective income tax rate during these periods primarily reflects a decrease in non-deductible executive compensation and excess tax benefits related to share-based compensation. The change in the effective income tax rate during these periods also reflects the amount and mix of income (loss) from multiple tax jurisdictions.

Net Income

Three Months Ended September 30, 2026 vs. Three Months Ended September 30, 2025

Net income was $4,633 thousand during the three months ended September 30, 2026 compared to $2,204 thousand during the three months ended September 30, 2025. This increase was driven primarily by the increase in operating income and the changes in gain (loss) on fair value of swaps and gain (loss) on foreign exchange, partially offset by increases in interest expense and income tax expense.

Six Months Ended September 30, 2026 vs. Six Months Ended September 30, 2025

Net income was $4,125 thousand during the six months ended September 30, 2026 compared to $1,560 thousand during the six months ended September 30, 2025. This increase was driven primarily by the increase in operating income and the change in gain (loss) on fair value of swaps, partially offset by increases in interest expense and income tax expense, as well as the change in gain (loss) on foreign exchange.

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

Reconciliation of Operating Income to OIBDA

We use OIBDA as our primary measure of financial performance. The following tables reconcile consolidated operating income to OIBDA and present OIBDA for our reportable segments (in thousands):

	Consolidated
	For the Three Months Ended				For the Six Months Ended
	September 30,		2026 vs. 2025		September 30,		2026 vs. 2025
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenues	$49,910	$45,435	$4,475	10%	$91,392	$82,599	$8,792	11%
Cost of revenue	17,751	16,532	1,218	7%	32,539	29,725	2,814	9%
Administration expenses	11,444	10,659	785	7%	24,464	21,871	2,594	12%
OIBDA	20,715	18,243	2,471	14%	34,389	31,004	3,385	11%
Amortization and depreciation	8,452	7,557	895	12%	16,748	14,871	1,877	13%
Operating income	$12,262	$10,687	$1,576	15%	$17,641	$16,133	$1,508	9%

OIBDA Margin	42%	40%			38%	38%

	Music Publishing
	For the Three Months Ended				For the Six Months Ended
	September 30,		2026 vs. 2025		September 30,		2026 vs. 2025
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenues	$33,248	$30,875	$2,373	8%	$59,761	$55,808	$3,952	7%
Cost of revenue	14,049	13,047	1,003	8%	24,525	23,483	1,041	4%
Administration expenses	6,841	6,512	330	5%	15,108	13,445	1,664	12%
OIBDA	$12,357	$11,317	$1,040	9%	$20,128	$18,880	$1,247	7%

OIBDA Margin	37%	37%			34%	34%

	Recorded Music
	For the Three Months Ended				For the Six Months Ended
	September 30,		2026 vs. 2025		September 30,		2026 vs. 2025
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenues	$15,351	$12,982	$2,369	18%	$29,451	$23,426	$6,025	26%
Cost of revenue	3,701	3,486	215	6%	8,014	6,242	1,773	28%
Administration expenses	3,359	2,901	459	16%	7,037	5,735	1,302	23%
OIBDA	$8,290	$6,596	$1,694	26%	$14,400	$11,450	$2,950	26%

OIBDA Margin	54%	51%			49%	49%

OIBDA

Three Months Ended September 30, 2026 vs. Three Months Ended September 30, 2025

OIBDA increased by $2,471 thousand, or 14%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, driven by increases in Music Publishing OIBDA and Recorded Music OIBDA, partially offset by a $264 thousand decrease in Other OIBDA associated with our artist management business. Expressed as a percentage of revenue, OIBDA Margin increased to 42% for the three months ended September 30, 2026 from 40% for the three months ended September 30, 2025.

Music Publishing OIBDA increased by $1,040 thousand, or 9%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Expressed as a percentage of revenue, Music Publishing OIBDA Margin was 37% for the three months ended September 30, 2026 and 2025. The increase in Music Publishing OIBDA primarily reflects an increase in revenues, partially offset by an increase in administration expenses.

Recorded Music OIBDA increased by $1,694 thousand, or 26%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Expressed as a percentage of revenue, Recorded Music OIBDA Margin increased to 54% for the three months ended September 30, 2026 from 51% for the three months ended September 30, 2025. The increase in Recorded Music OIBDA primarily reflects an increase in revenues. The increase in OIBDA Margin primarily reflects the decrease in cost of revenue as a percentage of revenues.

Six Months Ended September 30, 2026 vs. Six Months Ended September 30, 2025

OIBDA increased by $3,385 thousand, or 11%, during the six months ended September 30, 2026 compared to the six months ended September 30, 2025, driven by increases in Music Publishing OIBDA and Recorded Music OIBDA, partially offset by an $813 thousand decrease in Other OIBDA associated with our artist management business. Expressed as a percentage of revenue, OIBDA Margin was 38% for the six months ended September 30, 2026 and 2025.

Music Publishing OIBDA increased by $1,247 thousand, or 7%, during the six months ended September 30, 2026 compared to the six months ended September 30, 2025. Expressed as a percentage of revenue, Music Publishing OIBDA Margin was 34% for the six months ended September 30, 2026 and 2025. The increase in Music Publishing OIBDA primarily reflects an increase in revenues, partially offset by an increase in administration expenses.

Recorded Music OIBDA increased by $2,950 thousand, or 26%, during the six months ended September 30, 2026 compared to the six months ended September 30, 2025. Expressed as a percentage of revenue, Recorded Music OIBDA Margin was 49% for the six months ended September 30, 2026 and 2025. The increase in Recorded Music OIBDA primarily reflects an increase in revenues.

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

The following table reconciles net income to Adjusted EBITDA (in thousands):

	For the Three Months Ended				For the Six Months Ended
	September 30,		2026 vs. 2025		September 30,		2026 vs. 2025
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Net income	$4,633	$2,204	$2,429	110%	$4,125	$1,560	$2,564	164%
Income tax expense	1,428	947	481	51%	1,189	676	513	76%
Interest expense	7,037	6,742	295	4%	13,942	13,038	904	7%
Amortization and depreciation	8,452	7,557	895	12%	16,748	14,871	1,877	13%
EBITDA	21,550	17,450	4,100	23%	36,003	30,145	5,859	19%
(Gain) loss on foreign exchange(a)	(26)	387	(413)	NM	18	(708)	726	NM
(Gain) loss on fair value of swaps(b)	(1,100)	316	(1,416)	NM	(2,026)	1,313	(3,339)	NM
Non-cash share-based compensation(c)	1,166	1,113	53	5%	2,986	2,247	739	33%
Transaction costs(d)	200	—	200	NM	401	—	401	NM
Other expense (income), net(e)	290	91	200	NM	393	254	139	55%
Adjusted EBITDA	$22,081	$19,357	$2,724	14%	$37,776	$33,251	$4,525	14%

NM – Not meaningful

(a)	Reflects the (gain) or loss on foreign exchange fluctuations.
(b)	Reflects the non-cash (gain) or loss on the mark-to-market of interest rate swaps.
(c)	Reflects non-cash share-based compensation expense related to the Reservoir Media, Inc. 2021 Omnibus Incentive Plan.
(d)	Reflects transaction costs, consisting primarily of professional fees, incurred in connection with structuring associated with certain strategic growth initiatives, the Viral Wave Acquisition and by the Special Committee.
(e)	Reflects the Company’s share of losses recorded by equity method investments.

Three Months Ended September 30, 2026 vs. Three Months Ended September 30, 2025

Adjusted EBITDA increased by $2,724 thousand, or 14%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily as a result of an increase in revenues, partially offset by an increase in administration expenses.

Six Months Ended September 30, 2026 vs. Six Months Ended September 30, 2025

Adjusted EBITDA increased by $4,525 thousand, or 14%, during the six months ended September 30, 2026 compared to the six months ended September 30, 2025, primarily as a result of an increase in revenues, partially offset by an increase in administration expenses.

Liquidity and Capital Resources

Capital Resources

As of September 30, 2026, we had $458,598 thousand of debt (net of $2,231 thousand of deferred financing costs) and $24,778 thousand of cash and cash equivalents.

Cash Flows

The following table summarizes our historical cash flows (in thousands).

	For the Six Months Ended
	September 30,		2026 vs. 2025
	2026	2025	$ Change	% Change
Cash provided by (used for):
Operating activities	$21,563	$25,305	$(3,742)	(15)%
Investing activities	$(27,944)	$(50,018)	$22,074	(44)%
Financing activities	$(55)	$31,491	$(31,546)	NM

NM – Not meaningful

Operating Activities

Cash provided by operating activities was $21,563 thousand for the six months ended September 30, 2026 compared to $25,305 thousand for the six months ended September 30, 2025. The primary drivers of the $3,742 thousand decrease in cash provided by operating activities during the six months ended September 30, 2026 compared to the six months ended September 30, 2025 were a change in cash used for working capital and an increase in interest payments, partially offset by a decrease in income tax payments. The change in cash used for working capital was due primarily to the timing of royalty payments to creators and payments of accounts payable, partially offset by the timing of royalty advance recoupments.

Investing Activities

Cash used for investing activities was $27,944 thousand for the six months ended September 30, 2026 compared to $50,018 thousand for the six months ended September 30, 2025. The decrease in cash used for investing activities was primarily due to a decrease in acquisitions of music catalogs and a decrease in investments in equity affiliates, partially offset by the Viral Wave Acquisition.

Financing Activities

Cash (used for) provided by financing activities was $(55) thousand for the six months ended September 30, 2026 compared to $31,491 thousand for the six months ended September 30, 2025. The change in cash (used for) provided by financing activities primarily reflects a decrease in borrowings from the secured line of credit, partially offset by the nonrecurrence of the payment of deferred financing costs.

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

Existing Debt as of September 30, 2026

As of September 30, 2026, our outstanding debt consisted of $460,828 thousand borrowed under the Senior Credit Facility. As of September 30, 2026, remaining borrowing availability under the Senior Credit Facility was $89,172 thousand.

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

Covenants, Representations and Warranties

The Senior Credit Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants contained in the Senior Credit Facility limit the ability of the Company, RHI, RMM and certain of RMM’s subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, make investments, make cash dividends, redeem or repurchase capital stock, dispose of assets, enter into transactions with affiliates or enter into certain restrictive agreements.

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

Non-compliance with the fixed charge coverage ratio and consolidated senior debt to library value ratio could result in the lenders, subject to customary cure rights, requiring the immediate payment of all amounts outstanding under the Senior Credit Facility, which could have a material adverse effect on our business, cash flows, financial condition and results of operations. As of September 30, 2026, we were in compliance with both of the financial covenants and all non-financial covenants under the Senior Credit Facility.

Interest Rate Swaps

At September 30, 2026, RMM had the following interest rate swaps outstanding, under which it pays a fixed rate and receives a floating interest payment from the counterparty based on SOFR (in thousands):

	Notional
	Amount at
	September 30,	Pay Fixed
Effective Date	2026	Rate	Maturity
September 30, 2024	$100,000	2.946%	December 2027
September 30, 2024	$50,000	3.961%	December 2027
August 29, 2025	$65,000	3.405%	December 2027

Dividends

Our ability to pay dividends to Reservoir Media, Inc.’s shareholders is restricted by covenants in the Senior Credit Facility. We did not pay any dividends to Reservoir Media, Inc.’s shareholders during the six months ended September 30, 2026.

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

Contractual and Other Obligations

As of September 30, 2026, there have been no material changes, outside the ordinary course of business, in our contractual obligations since March 31, 2026. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual and Other Obligations” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on May 28, 2026 for information regarding our contractual obligations.

Critical Accounting Policies

As of September 30, 2026, there have been no material changes to our critical accounting policies since March 31, 2026. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on May 28, 2026 for information regarding our critical accounting policies. We believe that our accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the amounts reported in those condensed consolidated financial statements and the accompanying notes thereto. We believe we have used reasonable estimates and assumptions in preparing the condensed consolidated financial statements. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

Off-Balance Sheet Arrangements

As of September 30, 2026, we had no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required financial disclosure.

As of September 30, 2026, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no other unregistered sales of equity securities during the three months ended September 30, 2026 which have not been previously disclosed on a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

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

RESERVOIR MEDIA, INC.

Date: November 4, 2026	By:	/s/ Golnar Khosrowshahi
Name: Golnar Khosrowshahi
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2026	By:	/s/ Jim Heindlmeyer
Name: Jim Heindlmeyer
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)